Form 10-Q
period 2021-09-30
Stronghold Digital Mining, Inc.
filed 2021-11-30
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-40931
Stronghold Digital Mining, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2759890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Madison Avenue, 29th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 967-5294
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SDIG	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant completed its initial public offering on October 22, 2021 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the past 90 days
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 20,016,067 shares of Class A common stock, par value $0.0001 per share, and 28,209,600 shares of Class V common stock, par value $0.0001 per share, as of November 30, 2021.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2021 and December 31, 2020

	Sep 30, 2021	Dec 31, 2020
	(unaudited)
CURRENT ASSETS
Cash	$41,434,410	$303,187
Digital currencies	3,228,698	228,087
Accounts receivable	308,387	65,900
Due from related party	—	302,973
Prepaid insurance	278,538	—
Inventory	367,601	396,892
Other current assets	3,779,663	65,831
Total Current Assets	49,397,297	1,362,870
EQUIPMENT DEPOSITS	85,624,852	—
PROPERTY, PLANT AND EQUIPMENT, NET	40,114,787	7,814,199
LAND	29,919	—
ROAD BOND	185,245	185,245
TOTAL ASSETS	$175,352,100	$9,362,314
CURRENT LIABILITIES
Current portion of long-term debt-net of discounts/issuance fees	$31,251,305	$449,447
Related-party notes	—	2,024,250
Accounts payable	29,620,242	8,479,187
Due to related parties	735,618	698,338
Accrued liabilities	3,833,191	828
Total Current Liabilities	65,440,356	11,652,050
LONG-TERM LIABILITIES
Asset retirement obligation	474,933	446,128
Contract liabilities	187,837	40,000
Economic Injury Disaster Loan	—	150,000
Paycheck Protection Program Loan	841,670	638,800
Warrants issued with conversions to redeemable preferred stock	878,970	—
Long-term debt-net of discounts/issuance fees	22,417,973	482,443
Total Long-Term Liabilities	24,801,383	1,757,371
Total Liabilities	90,241,739	13,409,421
MEZZANINE EQUITY
Series A redeemable and convertible preferred stock, $0.0001 par value, aggregate liquidation value $85,000,000, 5,000,000 shares authorized and 9,792,000 issued and outstanding as of September 30, 2021	78,041,113	—
Series B redeemable and convertible preferred stock, $0.0001 par value, aggregate liquidation value $20,000,006. 5,760,000 shares authorized and 1,817,035 issued and outstanding as of September 30, 2021	18,242,733	—
Common Stock - Class V, $0.0001 par value; 34,560,000 shares authorized and 27,057,600 shares issued and outstanding	243,002,390	—
Total mezzanine equity	339,286,236	—
STOCKHOLDERS’ DEFICIENCY & PARTNERS’ DEFICIT
General partners	—	(2,710,323)
Limited partners	—	(1,336,784)
Series A redeemable and convertible preferred stock, $0.0001 par value, aggregate liquidation value $5,000,000. 576,000 issued and outstanding as of September 30, 2021	58	—
Common Stock – Class A, $0.0001 par value; 238,000,000 shares authorized and 140,674 shares issued and outstanding	14	—
Accumulated deficits	(263,811,490)	—
Additional paid-in capital	9,635,543	—
Stockholders’ deficiency or partners’ deficit	(254,175,875)	(4,047,107)
Total	85,110,361	(4,047,107)
TOTAL LIABILITIES, MEZZANINE EQUITY AND DEFICIENCY	$175,352,100	$9,362,314
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2021 and 2020

	Three months ended,		Nine months ended,
	Consolidated	Consolidated	Consolidated	Consolidated
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Energy	$2,388,752	$119,945	$5,875,574	$704,604
Capacity	1,069,040	732,594	2,352,276	2,202,255
Cryptocurrency hosting	499,724	—	1,742,242	—
Cryptocurrency mining	2,060,523	141,226	3,901,426	221,454
Other	1,674	(33,743)	34,797	—
Total operating revenues	6,019,713	960,022	13,906,315	3,128,313
OPERATING EXPENSES
Fuel	2,411,186	181,041	6,511,706	483,977
Operations and maintenance	2,835,315	997,169	6,040,173	2,660,536
General and administrative	3,469,830	365,269	6,377,677	1,093,858
Impairments on digital currencies	91,040	—	466,286	—
Depreciation and amortization	1,158,374	139,150	2,463,549	422,603
Total operating expenses	9,965,745	1,682,629	21,859,391	4,660,974
NET OPERATING INCOME/(LOSS)	(3,946,032)	(722,607)	(7,953,076)	(1,532,661)
OTHER INCOME (EXPENSE)
Interest expense	(2,460,668)	(32,381)	(2,594,751)	(106,881)
Gain on extinguishment of PPP loan	—	—	638,800	—
Realized gain (loss) on sale of digital currencies	—	3,662	149,858	4,941
Changes in fair value of warrant liabilities	92,979	—	(98,498)	—
Derivative contracts, net	—	—	—	1,207,131
Waste coal credits	23,356	—	47,152	7,500
Other	10,336	68,952	48,521	96,210
Total other income / (expense)	(2,333,997)	40,233	(1,808,918)	1,208,901
NET INCOME/(LOSS)	$(6,280,029)	$(682,374)	$(9,761,994)	$(323,760)
NET INCOME/(LOSS) - attributable to non-controlling interest	$(4,328,460)		$(6,730,940)
NET INCOME/(LOSS) - Stronghold Digital Mining, Inc	$(1,951,569)		$(3,031,054)
NET LOSS attributable to Class A Common Shares(1)
Basic	$(6.05)		$(17.05)
Diluted	$(6.05)		$(17.05)
Class A Common Shares Outstanding(1)
Basic	322,342		173,532
Diluted	322,342		173,532
_______________
Basic and diluted loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 - Business Combinations for a description of the Reorganization Transactions. See Note 17 - Earnings (Loss) Per Share for the calculation of loss per share.
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ DEFICIENCY
September 30, 2021 and September 30, 2020

			Three Months Ended September 30, 2020
			Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stock Subscriptions	Partners’ Deficit
Balance – July 1, 2020	$(726,291)	$(2,084,155)								$(2,810,446)
Net losses	(204,712)	(477,662)								(682,374)
Distributions		(203,020)								(203,020)
Balance – September 30, 2020	$(931,003)	$(2,764,837)	$—	$—	$—	$—	$—	$—	$—	$(3,695,840)

			Three Months Ended September 30, 2021
			Redeemable Preferred		Common A					Partners’ Deficit
	Limited Partners	General Partners	Series A Shares	Amount(1)	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stock Subscriptions (2)	Stockholders’ Deficiency
Balance – July 1, 2021	$—	$—	576,000	58	140,674	$14	$(182,190,312)	$8,659,015	$(1,389,888)	$(174,921,113)
Common stock issued as part of debt financing reclassified as against the proceeds- refer to Note 14	—	—	—	—	—	—	—	—	598,686	598,686
Common stock issued as part of debt financing reclassified as against the proceeds- refer to Note 14	—	—	—	—	—	—	—	—	791,202	791,202
Net losses for the three months ended September 30, 2021	—	—	—	—	—	—	(1,951,569)	—	—	(1,951,569)
Maximum redemption right valuation - refer to Note 15	—	—	—	—	—	—	(79,669,608)	—	—	(79,669,608)
Stock-based compensation - refer to Note 13	—	—	—	—	—	—	—	976,527	—	976,527
Balance – September 30, 2021	—	$—	576,000	$58	140,674	$14	$(263,811,490)	$9,635,543	$—	$(254,175,875)

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ DEFICIENCY
September 30, 2021 and September 30, 2020

			Nine Months Ended September 30, 2020
			Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Partners’ Deficit
Balance – January 1, 2020	$(833,875)	$(1,947,086)							$(2,780,961)
Net losses	(97,128)	(226,632)							(323,760)
Distributions		(591,119)							(591,119)
Balance – September 30, 2020	$(931,003)	$(2,764,837)	$—	$—	$—	$—	$—	$—	$(3,695,840)

			Nine Months Ended September 30, 2021
			Redeemable Preferred		Common A				Partners’ Deficit
	Limited Partners	General Partners	Series A Shares	Amount(1)	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Deficiency
Balance – January 1, 2021	$(1,336,784)	$(2,710,323)	—	—	—	$—	$—	$—	$(4,047,107)
Net loss – January 1 to March 31, 2021	(71,687)	(167,261)	—	—	—	—	—	—	(238,948)
Balance prior to the reorganization on April 1, 2021	(1,408,471)	(2,877,584)	—	—	—	—	—	—	(4,286,055)
Effect of reorganizations (see Note 1)
Opco formation and contributions	—	$2,877,584	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC [“Olympus”] contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—
Buyout of Aspen Interest– refer to Note 19	—	—	576,000	58	—	—	(7,000,000)	4,999,800	(2,000,142)
Exchange of common units for Class A common shares	—	—	—	—	14,400	2	—	—	2
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	54,392	5	—	598,687	598,692
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	71,882	7	—	791,200	791,207
Warrants issued as part of debt financing – refer to Note 14	—	—	—	—	—	—	—	1,999,396	1,999,396
Net losses for the six months ended September 30, 2021	—	—	—	—	—	—	(2,959,369)	—	(2,959,369)
Maximum redemption right valuation - refer to Note 15		—	—	—	—	—	(252,443,650)	—	(252,443,650)
Stock–based compensation – refer to Note 13	—	—	—	—	—	—	—	1,246,459	1,246,459
Balance – September 30, 2021	—	$—	576,000	$58	140,674	$14	$(263,811,490)	$9,635,543	$(254,175,875)
_______________
(1)Refer to Note 19- Aspen Interest (“Olympus”) Buyout for further information
(2)Refer to Note 14- Stock Issued Under Master Financing Agreements and Warrants for further information
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
September 30, 2021 and September 30, 2020

	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(loss)	$(9,761,994)	$(323,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization - PP&E	2,463,549	422,603
Forgiveness of PPP loan	(638,800)	—
Realized (gain) loss on sale of derivatives	—	(1,207,131)
Realized (gain) loss on sale of digital currency	(149,858)	(4,941)
Write-off of bad debts	150,162
Amortization of debt issuance costs	643,025	—
Stock Compensation	1,246,460	—
Impairments on digital currencies	466,286	—
Changes in fair value of warrant liabilities	98,498	—
(Increase) decrease in assets:
Digital currencies	(3,901,426)	(237,107)
Accounts receivable	(242,489)	42,037
Prepaid Insurance	(278,538)	—
Due from related party	302,973	—
Inventory	29,291	(87,867)
Other current assets	(3,713,832)	(1,196)
Increase (decrease) in liabilities:
Accounts payable	21,141,055	1,380,198
Due to related parties	37,280	(358,602)
Accrued liabilities	3,832,362	(9,431)
Contract liabilities	147,836	36,000
NET CASH PROVIDED BY (USED) OPERATING ACTIVITIES	11,871,840	(349,197)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of digital currencies	584,387	94,954
Proceeds from sale of derivatives	—	1,712,878
Purchase of land	(29,919)	—
Purchase of property, plant and equipment	(34,735,332)	(1,415,621)
Equipment purchase deposits- net of future commitments	(85,624,852)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(119,805,716)	392,211
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Payments on long-term debt	(7,811,150)	(198,500)
Proceeds from promissory note	38,987,333	—
Proceeds from equipment financing agreement	24,157,178	—
Proceeds from PPP loan	841,670	638,000
Proceeds from private placements- mezzanine equity (net of fees)	97,064,318	—
Proceeds/(Payoff) of EIDL loan	(150,000)	160,000
Payoff of related-party notes	(2,024,250)	—
Buyout of Aspen Interest	(2,000,000)	—
Distributions paid	—	(591,119)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	149,065,099	8,381
NET INCREASE (DECREASE) IN CASH	41,131,223	51,395
CASH - BEGINNING OF PERIOD	303,187	134,143
CASH - END OF PERIOD	$41,434,410	$185,538
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
September 30, 2021 and September 30, 2020
NOTE 1 – BUSINESS COMBINATIONS
Reorganization
Stronghold Digital Mining, Inc. (“Stronghold Inc.” or "the Company") was incorporated as a Delaware corporation on March 19, 2021. On April 1, 2021, contemporaneously with the Series A Private Placement (as defined below), Stronghold Inc. underwent a corporate reorganization pursuant to a Master Transaction Agreement, which will be referred to herein as the “Reorganization.”
Immediately prior to the Reorganization, Q Power LLC (“Q Power”) directly held all of the equity interests in Stronghold Digital Mining LLC (“SDM”), and indirectly held 70% of the limited partner interests, and all of the general partner interests, in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”), through wholly owned subsidiaries EIF Scrubgrass LLC (“EIF Scrubgrass”), Falcon Power LLC (“Falcon”) and Scrubgrass Power LLC. Aspen Scrubgrass Participant, LLC ("Aspen") held the remaining 30% of the limited partner interests in Scrubgrass LP (the “Aspen Interest”). Scrubgrass LP is a Delaware limited partnership originally formed on December 1, 1990 under the name of Scrubgrass Generating Company, L.P. SDM is a Delaware limited liability company originally formed on February 12, 2020 under the name Stronghold Power LLC (“Stronghold Power”).
On April 1, 2021 Stronghold Inc. entered into a Series A Preferred Stock Purchase Agreement pursuant to which Stronghold Inc. issued and sold 9,792,000 shares of Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private offering (the “Series A Private Placement”) at a price of $8.68 per share to various accredited individuals in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and $631,897 as debt issuance costs for warrants issued as part of the Series A Private Placement.
Contemporaneously with the Reorganization, Stronghold Inc. acquired the Aspen Interest using 576,000 shares of newly issued Series A Preferred Stock and $2,000,000 from a portion of the proceeds from the Series A Private Placement. The acquisition of the Aspen Interest is a total consideration of $7,000,000 that consists of the $2,000,000 in cash plus a valuation of $5,000,000 for the 576,000 shares of the Series A Preferred Stock at the issuance per share price of $8.68, and are classified as permanent equity and not subject to mandatory redemptions as outlined in Stronghold Inc.'s certificate of incorporation, as amended (the “Charter”). Pursuant to the Reorganization, Q Power contributed all of its ownership interests in EIF Scrubgrass, Falcon and SDM to Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) in exchange for 27,072,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”), Stronghold Inc. contributed cash (using the remaining proceeds from the Series A Private Placement, net of fees, expenses and amounts paid to Aspen), 27,072,000 shares of Class V common stock of Stronghold Inc. and the Aspen Interest to Stronghold LLC in exchange for 10,368,000 preferred units of Stronghold LLC, and Stronghold LLC immediately thereafter distributed the 27,072,000 shares of Class V common stock to Q Power. In addition, effective as of April 1, 2021, Stronghold Inc. acquired 14,400 Stronghold LLC Units held by Q Power (along with an equal number of shares of Class V common stock) in exchange for 14,400 newly issued shares of Class A common stock.
As a result of the Reorganization, the acquisition of the Aspen Interest and the acquisition of Stronghold LLC Units by Stronghold Inc. discussed above, (a) Q Power acquired and retained 27,057,600 Stronghold LLC Units, 14,400 shares of Class A common stock of Stronghold Inc., and 27,057,600 shares of Class V common stock of Stronghold Inc. effectively giving Q Power approximately 69% of the voting power of Stronghold Inc. and approximately 69% of the economic interest in Stronghold LLC, (b) Stronghold Inc. acquired 10,368,000 preferred units of Stronghold LLC and 14,400 Stronghold LLC Units, effectively giving Stronghold Inc. approximately 31% of the economic interest in Stronghold LLC, (c) Stronghold Inc. became the sole managing member of Stronghold LLC and is responsible for all operational, management and administrative decisions relating to Stronghold LLC’s business and will consolidate financial results of Stronghold LLC and its subsidiaries, (d) Stronghold Inc. became a holding company whose only material asset consists of membership interests in Stronghold LLC, and (e) Stronghold LLC directly or indirectly owns all of the outstanding equity interests in the subsidiaries through which we operate the Company's assets, including Scrubgrass LP and SDM.
On May 14, 2021, the Company completed a private placement of shares of the Company’s Series B Convertible Redeemable Preferred Stock of Stronghold Inc. (the “Series B Preferred Stock,” and, together with the Series A Preferred

Stock, the “Preferred Stock”) (the “Series B Private Placement,” and, together with the Series A Private Placement, the “Private Placements”). The terms of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of $20.0 million. In connection with the Series B Private Placement, the Company incurred approximately $1.6 million in fees and expenses and $148,575 as debt issuance costs for warrants issued as part of the Series B Private Placement.

Pursuant to the terms of the Preferred Stock, on (i) the date that a registration statement registering the shares of Class A common stock issuable upon the conversion of the Preferred Stock is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or (ii) the date on which a “Significant Transaction Event” occurs, as defined in the Company's amended and restated certificate of incorporation, such shares of Preferred Stock will automatically convert into shares of Class A common stock of Stronghold Inc. on a one-to-one basis, subject to certain adjustments as set forth in the Charter. Correspondingly, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”), preferred units in Stronghold LLC automatically convert into Stronghold LLC Units on a one-to-one basis under like circumstances (subject to corresponding adjustments). On October 20, 2021, the registration statement registering the shares of Class A common stock issuable upon conversion of the Preferred Stock was declared effective by the SEC, and all of the outstanding shares of Preferred Stock converted into shares of Class A common stock at that time. Correspondingly, all of the preferred units in Stronghold LLC converted into Stronghold LLC Units.
On June 29, 2021, Stronghold LLC formed Stronghold Digital Mining Equipment, LLC (“Equipment LLC”).
Prior to the Reorganization

Prior to the Reorganization date of April 1, 2021, Scrubgrass Generating Company, L.P. (“Scrubgrass”) existed as a Delaware limited partnership formed on December 1, 1990. Q Power, LLC existed as a multi-member limited liability company and indirectly held limited and general partner interests of Scrubgrass. Additionally, Aspen, a wholly-owned subsidiary of Olympus Power, LLC (together with its affiliates “Olympus”), was a limited partner of Scrubgrass.
Scrubgrass had two subsidiaries: Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain coal material; and Leechburg Properties, Inc. (“Leechburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leechburg was a dormant entity as of September 30, 2021 and December 31, 2020.
Pursuant to an equity Assignment and Assumption agreement dated September 24, 2020, Q Power assigned a 50%-member interest to a second individual. As a result, two individuals were the sole members of Q Power. Stronghold Power was established on February 12, 2020 as a Delaware Limited Liability Company and is 100% owned by Q Power. Stronghold Power was created to pursue opportunities involving cryptocurrency mining as well as providing hosting services for third-party miners.
Scrubgrass and Stronghold Power were under common control prior to the Reorganization date of April 1, 2021, and consolidated results reported as of December 31, 2020, and included in the consolidated results for the nine months ended September 30, 2021 and 2020.
NOTE 2 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
In most instances, Stronghold Inc., Scrubgrass, SDM, and Equipment LLC will collectively be referred to as the “Company” if a discussion applies to all. Where it may not apply to all, then each company, described as itself, will be specifically noted. “The reported financial statements” assumes both comparative periods are referenced as well as consolidated for each of the respective comparative periods.
Nature of Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection Merchant Market (“PJM”) under an Energy Management Agreement (“EMA”) with Direct Energy Business Marketing, LLC (“DEBM”) effective February 1, 2015. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal credits are earned by the Company by generating electricity utilizing coal refuse.

Under the EMA, which was entered into as of January 23, 2015, DEBM agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily operations of the facility, daily marketing and managing of a certain electric generating facility located in Kennerdell, Pennsylvania, energy management, capacity management and providing market and system information. The term of the agreement was initially through January 31, 2018, with three additional automatic renewal terms that now extends through January 31, 2022. DEBM was paid a monthly fee of $7,500 in satisfaction of its performance obligation during the term. The total revenue recognized under the EMA is 100% of the reported energy revenue and the total transaction price for the performance obligations varies depending upon market conditions and demand; such as usage and available capacities.

The Company is also a vertically integrated digital currency mining business. The Company buys and maintains a fleet of digital/cryptocurrency mining equipment and the required infrastructure, it also provides power to third party digital currency miners under favorable Power Purchase Agreement (“PPA”) agreements, and it sells energy as a merchant power producer and receives capacity payments from PJM for making its energy available to the grid. The Digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the annual financial statements. These financial statements reflect the consolidated accounts of the Company and wholly owned subsidiaries.
In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. The Company operates on a calendar year basis with the first day of the calendar year being January 1, and the last day of the year ending on December 31.
Additionally, since there are no differences between net income and comprehensive income, all references to comprehensive income have been excluded from the condensed consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash
Cash and cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. The Company maintains its cash in non-interest bearing accounts that are insured by the Federal Deposit Insurance Company up to $250,000. The Company’s deposits may, from time to time, exceed the $250,000 limit; however, management believes that there is no unusual risk present, as the Company places its cash with financial institutions which management considers being of high quality.
Digital Currencies
Digital currencies are included in current assets in the reported balance sheets. Digital currencies are recorded at cost less any impairment. Currently Bitcoin constitutes the only cryptocurrency the Company mines or holds in material amounts.
An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly as well as annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company accounts for its gains or losses in accordance with the first-in, first-out (FIFO) method of accounting.
The Company performed an impairment test on its digital currencies and $(91,040) and $(466,286) are recognized as expenses for the three and nine months ended September 30, 2021, respectively.
The following table presents the activities of the digital currencies for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Digital currencies at beginning of year	$228,087	$15,436
Additions of digital currencies	3,901,426	339,456
Realized gain (loss) on sale of digital currencies	149,858	31,810
Impairments	(466,286)	—
Proceeds from Sale of digital currencies	(584,387)	(158,615)
Digital currencies at month ending	$3,228,698	$228,087
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at year end. The potential risk is limited to the amount recorded in the financial statements. For the three and nine months ended September 30, 2021, an outstanding customer balance of $150,162 was considered not collectable and was written off to bad debts expense. No further allowance was considered necessary as of September 30, 2021 and December 31, 2020.
Inventory
Waste coal, fuel oil and limestone are valued at the lower of average cost or net realizable value and includes all related transportation and handling costs.
The Company performs periodic assessments to determine the existence of obsolete, slow-moving, and unusable inventory and records necessary provisions to reduce such inventories to net realizable value.
Spare parts inventory is expensed when purchased.
Derivative Contracts
In accordance with guidance on accounting for derivative instruments and hedging activities all derivatives should be recognized at fair value. Derivatives or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the accompanying combined balance sheets. Certain contracts that require physical delivery may qualify for and be designated as normal purchases/normal sales. Such contracts are accounted for on an accrual basis.
The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins.
As of September 30, 2021 and December 31, 2020, all derivative contracts were settled.
Fair Value Measurements
The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:
Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data; and
Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of September 30, 2021 the Company’s redeemable preferred warrants are recorded at fair value – refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants. As of December 31, 2020, the Company did not have any assets or liabilities remeasured at fair value.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The Company records all assets associated with the cryptocurrency hosting operations at cost. These assets are comprised of storage trailers and the related electrical components. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require replacement or overhaul several times over its estimated life. Costs associated with overhauls are recorded as an expense in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write-off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining useful life of the Facility.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of property and equipment may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of property and equipment. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property and equipment is used, and the effects of obsolescence, demand, competition, and other economic factors.
Cryptocurrency Machines
Management has assessed the basis of depreciation of the Company’s cryptocurrency machines used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a two-year period. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
1.The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in Petahash units); and
3.Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs, (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that two years best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimate as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s asset retirement obligation represents the cost the Company would incur to perform environmental clean-up or dismantle certain portions of the Facility.
Revenue Recognition
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
1.Step 1: Identify the contract with the customer
2.Step 2: Identify the performance obligations in the contract
3.Step 3: Determine the transaction price
4.Step 4: Allocate the transaction price to the performance obligations in the contract
5.Step 5: Recognize revenue when the Company satisfies a performance obligation
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.
When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration
•Constraining estimates of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration

•Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the nine months ended September 30, 2021 and 2020.
There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (the "FASB"), the Company may be required to change its policies, which could have an effect on the Company’s condensed consolidated financial position and results from operations.
Fair value of the digital asset award received is determined using the quoted price of the related cryptocurrency at the time of receipt.
The Company’s policies with respect to its revenue streams are detailed below.
Energy Revenue
The Company operates as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and that have the same pattern of transfer to the customer over time and are therefore accounted for as a distinct performance obligation. The transaction price is based on pricing published in the day ahead market which constitute the stand-alone selling price.
Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date.
Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as the Company stands ready to provide it if called upon by the PJM RTO.
Capacity Revenue
The Company provides capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and that have the same pattern of transfer to the customer over time and are therefore accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the stand-alone selling price. As capacity represents the Company’s stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since the Company stands ready equally throughout the period to deliver power to the PJM RTO if called upon. The Company applies the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Cryptocurrency Hosting
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur to due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are reflected as contract liabilities.

Cryptocurrency Mining
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.
Waste Coal Credits
Waste coal credits are issued by the Commonwealth of Pennsylvania. Facilities that generate electricity by using coal refuse for power generation, control acid gases for emission control, and use the ash produced to reclaim mining-affected sites are eligible for such credits. Income related to these credits is recorded upon cash receipt and within other income.
Renewable Energy Credits (“RECs”)
The Company uses coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, to produce energy to sell to the open market (“the grid”). A third party acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized. These credits are recognized as a contra-expense to offset the fuel costs to produce this refuse. This is per GAAP guidance that these costs held in inventory to then produce the energy to qualify for the credits are a compliance cost and should offset operating costs when expensed. Refer to Note 18 – Renewable Energy Credits.

Stock Based Compensation

For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Notes Payable

The Company records notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.

Warrant Liabilities

The Company records warrant liabilities at their fair value as of the balance sheet date, and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities expense.

Segments
Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of Energy Operations and Cryptocurrency Operations. See Note 12 – Segment Reporting.
Mezzanine Equity
Redeemable Preferred Stock
The Preferred Stock is reported as a mezzanine obligation between liabilities and stockholders’ equity due to certain redemption features being outside the control of the Company. See Note 15 – Mezzanine Equity.
Common Stock – Class V
The Common Stock – Class V shares (as described in Note 15 – Mezzanine Equity) is reported as a mezzanine obligation between liabilities and stockholders’ equity due to certain redemption features being outside the control of the Company.
The Company accounts for the 68.9% interest represented by the Class V common stock as mezzanine equity as a result of certain redemption rights held by the holders thereof as discussed in "Note 15 – Mezzanine Equity." As such, the Company adjusts mezzanine equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based a third-party valuation methodology of the Company’s Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to accumulated deficits.
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption.  For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the September 30, 2021 balance sheet.
Loss per share
Basic net (loss) income per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding or shares subject to exercise for a nominal value during the period. Diluted

EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Since the Company has incurred a loss for the period ended September 30, 2021, basic and diluted net loss per share is the same. At December 31, 2020 there were no potential dilutive securities outstanding. See Note 17 – Earnings (Loss) Per Share.
Income Taxes
Reorganization
Upon completion of the Reorganization, the Company is organized as an “Up-C” structure in which substantially all of the assets and business of the consolidated Company are held by Stronghold Inc. through its subsidiaries, and the Company’s direct assets largely consist of cash and investments in subsidiaries. For income tax purposes, the portion of the Company’s earnings allocable to Stronghold Inc. is subject to corporate level tax rates at the federal and state levels. Therefore, the income taxes recorded prior to the Reorganization are not representative of the income taxes after the Reorganization.
Stronghold Inc. and its indirectly owned corporate subsidiaries, Clearfield and Leechburg, account for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. Based on the Company’s evaluation and application of ASC Topic 740, Income Taxes (“ASC 740”), the Company has determined that the utilization of the deferred tax assets is not more likely than not, and therefore the Company has recorded a valuation allowance against the net deferred tax assets of the Company as well as Clearfield and Leechburg. Factors contributing to this assessment are the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. The Company continues to evaluate the likelihood of the utilization of deferred tax assets, and while the valuation allowance remains in place, we expect to record no income tax expense or benefit.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.
Stronghold Inc.’s subsidiaries Scrubgrass and SDM are structured as flow-through entities; and therefore the taxable income or loss of Scrubgrass and SDM is included in the income tax returns of the partners, including Stronghold Inc. Application of ASC 740 to these entities results in no recognition of federal or state income taxes at the entity level. The portion of Scrubgrass and SDM’s activities that are allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 at the Company.
Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position. Although the Company has not filed a corporate tax return, the basis of tax positions applied to our tax provisions substantially comply with applicable federal and state tax regulations, and we acknowledge the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

Prior to the Reorganization
Scrubgrass and Stronghold were structured as a limited partnership and limited liability company, respectively; therefore the taxable income or loss of the Company is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying financial statements.
Scrubgrass' two subsidiaries, Clearfield and Leechburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leechburg are provided based on the asset and liability method of accounting pursuant to the Income Taxes Topic of FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all, of the deferred tax asset will not be realized. Clearfield and Leechburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of December 31, 2020.
Clearfield and Leechburg follow the Accounting for Uncertainty in Income Taxes Sub-Topic of FASB ASC 740 which governs the accounting for uncertainty in income taxes. Pursuant to this Sub-Topic, a tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured as the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. Clearfield and Leechburg did not recognize an impact under this Sub-Topic for the years ending December 31, 2020. As of December 31, 2020, the tax years ended December 31, 2017 through 2020 are open for potential examination by taxing authorities.

NOTE 3 - INVENTORIES
Inventories consist of the following components as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Waste coal	$304,202	$342,476
Fuel oil	49,508	33,243
Limestone	13,891	21,173
TOTALS	$367,601	$396,892
NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits are contractual agreements with three vendors to deliver and install miners at future dates. The following details the vendors, miner models, miner counts, and expected delivery months. The Company is contractually committed to take future deliveries, and portions of the equipment are collateralized against the WhiteHawk Promissory Note (as defined below) as disclosed in Note 6 – Long-Term Debt. With the exception of Cryptech Solutions ("Cryptech"), where there is an installment payments plan, all unpaid deposits will be made on the last month referenced in the timeframe below. The delivery timeframe for the 2,400 Cryptech miners will be in equal installments of 200 per month for 12 months starting in November 2021. Deliveries for the other vendors vary within the referenced timeframes.

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid [A]	Equipment Deposits
MinerVa	MinerVA	15,000	Oct ‘21 - Dec '21	$73,387,500	(14,677,500)	58,710,000
Cryptech	Bitmain	2,400	Nov ‘21 - Oct ‘22	12,660,000	(7,807,000)	4,853,000
Northern Data	MicroBT	9,900	Oct ‘21 - Nov '21	22,061,852	—	22,061,852
Totals		27,300		$108,109,352	$(22,484,500)	$85,624,852

[A] Future commitments still owed to each vendor. Refer to Note 8 – Contingencies and Commitments for further details. Refer to Note 25 –Subsequent Events for disclosure of the final MinerVa deposit payment being made after September 30, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of September 30, 2021 and December 31, 2020:

	Useful Lives (Years)	September 30, 2021	Dec 31, 2020
		(unaudited)
Electric Plant	60	$30,288,979	$30,288,979
Power Transformers	30	2,162,386	—
Machinery and equipment	5 - 20	5,436,333	2,862,736
Cryptocurrency Machines & Powering Supplies	2 - 3	6,387,432	—
Computer hardware and software	3 - 5	4,236	5,062
Vehicles & Trailers	5 - 7	81,733	81,733
Construction in progress	Not Depreciable	25,157,279	1,544,536
Asset retirement obligation	5	79,848	79,848
		69,598,226	34,862,894
Accumulated depreciation and amortization		(29,483,439)	(27,048,695)
TOTALS		$40,114,787	$7,814,199
Construction in Progress
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $25,157,279, as of September 30, 2021, represents open contracts with a vendor that have future completion dates scheduled for the remainder of the year.
Depreciation and Amortization
Depreciation and amortization charged to operations was $2,463,549 and $422,603 for the nine months ended September 30, 2021 and September 30, 2020 respectively.

NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		Dec 31, 2020
$66,076 loan for equipment with monthly payments of $1,537 with interest at 5.55%, due July 2021.	$7,582		$16,440
$75,000 loan for equipment with monthly payments of $2,489 with interest at 12.67%, due April 2021.	7,312		14,934
$142,000 loan for equipment with monthly payments of $4,620 with interest at 11.21%, due April 2021.	—		18,056
$70,000 loan for equipment with monthly payments of $2,300 with interest at 11.92%, due April 2021.	—		8,974
$499,520 loan for equipment with monthly payments of $8,863 with interest at 2.49% due December 2023.	257,376		333,599
$499,895 loan for equipment with monthly payments of $11,054 with interest at 2.95% due July 2023.	277,908		371,490
$212,675 loan for equipment with monthly payments of $7,239 with interest at 6.75% due October 2022.	123,600		168,397
$40,000,000 loan for equipment with monthly payments of $1,845,747 with interest at 10.00% due June 2023.	35,424,692	[A]	—
$10,641,362 loan for equipment with monthly payments of $491,045 with interest at 10.00% due June 2023.	9,424,174	[B]	—
$14,077,800 loan for equipment with monthly payments of $649,619 with interest at 10.00% due June 2023.	12,467,543	[C]	—
	57,990,187		931,890
Less current portions, deferred costs, & discounts
Outstanding loan	31,251,305		449,447
Deferred debt issuance costs	1,355,285		—
Discounts from issuance of stock	1,216,152		—
Discounts from issuance of warrants	1,749,472		—
	$22,417,973		$482,443
[A] The WhiteHawk Promissory Note has a term of twenty-four months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions.
[B] Arctos/NYDIG Financing Agreement [loan #1] with a term of twenty-four months. Refer to Note 14 - Stock Issued Under Financing Agreements and Warrants for further discussions.
[C] Arctos/NYDIG Financing Agreement [loan #2] with a term of twenty-four months. Refer to Note 14 - Stock Issued Under Financing Agreements and Warrants for further discussions.
Future scheduled maturities on the outstanding borrowings for each of the next three years as of September 30, 2021 are as follows:

Years ending December 31:
2021	$7,780,702
2022	32,620,394
2023	17,589,091
$57,990,187

NOTE 7 – CONCENTRATIONS
Credit risk is the risk of loss the Company would incur if counterparties fail to perform their contractual obligations (including accounts receivable). The Company primarily conducts business with counterparties in the crypto mining and energy industry. This concentration of counterparties may impact the Company’s overall exposure to credit risk, either positively or negatively, in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Company mitigates potential credit losses by dealing, where practical, with counterparties that are rated at investment grade by a major credit agency or have a history of reliable performance within the crypto mining and energy industry.
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with DEBM, which amounted to approximately 100% of the Company’s energy revenues for the nine months ending September 30, 2021 and 2020. DEBM accounted for 91% and 38% of the Company’s accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively.
For the nine months ended September 30, 2021 and 2020, the Company purchased 44% and 99% of coal from two related parties, respectively. See Note 9- Related-Party Transactions for further information.
The Company has entered into various Master Equipment Financing Agreements that have future delivery and installation timeframes for approximately 27,300 miners. There can exist a risk of not achieving the expected delivery timelines as well as the timeliness of generating guaranteed targeted terahash by each miner. This risk is not quantifiable at this time. See Note 8 – Contingencies and Commitments for further information.
NOTE 8 – CONTINGENCIES AND COMMITMENTS
Legal Proceedings
The Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the Company’s reported financial position or results of operations.
Equipment Agreements
As discussed in Note 4, the Company has entered into various equipment contracts to purchase miners. Most of these contracts require a percentage of deposits upfront and subsequent future payments to cover the contracted purchase price of the equipment. Details of each agreement are summarized below.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement with MinerVa Semiconductor Corp (“MinerVa”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of September 30, 2021, the remaining 20% is still owed (refer to Note 23 - Subsequent Events for disclosure of the Company paying this final deposit in October 2021). The seller anticipates shipping no less than 15,000 miners by January 2022. Anticipated delivery quantities and timeframe will be no less than 2,500 miners by October 31, 2021, no less than 5,000 miners by November 30, 2021, no less than 5,000 by December 31, 2021, and the remaining 2,500 by January 2022. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment.
Nowlit Solutions Corp
The Company entered into a hardware purchase and sales agreement with Nowlit Solutions Corp effective April 1, 2021. Hardware includes, but is not limited to ASIC Miners, power supply units, power distribution units and replacement fans for ASIC Miners. All hardware must be paid for in advance before being shipped to the Company. The Company made payments to this party totaling $5,657,432 in April 2021 and costs have been capitalized and reported as property and equipment. As of September 30, 2021, there are no outstanding commitments owed to this vendor.

Cryptech Solutions
The Company entered into a hardware purchase and sales agreement with Cryptech effective April 1, 2021. Hardware includes, but is not limited to ASIC Miners, power supply units, power distribution units and replacement fans for ASIC Miners. Total purchase price is $12,660,000 for 2,400 BitmainS19j miners to be delivered monthly in equal quantities (200/month) from November 2021 through October 2022. All hardware must be paid for in advance before being shipped to the Company.
The Company made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000 agreed to be paid in seventeen installments. There have been five installments totaling $1,055,000 paid before September 30, 2021; with the outstanding amount still owed under this agreement of $7,807,000 as of September 30, 2021. Representing twelve installments remaining through September 2022:

			Remaining
		Purchase Price	$12,660,000
		April 2021 - 30%	$(3,798,000)
#	Date	After down payment	$8,862,000
1	05/01/21	$(211,000)	$8,651,000
3	06/01/21	$(211,000)	$8,440,000
4	07/01/21	$(211,000)	$8,229,000
5	08/01/21	$(211,000)	$8,018,000
6	09/01/21	$(211,000)	$7,807,000
7	10/01/21	$(738,500)	$7,068,500
8	11/01/21	$(738,500)	$6,330,000
9	12/01/21	$(738,500)	$5,591,500
10	01/01/22	$(738,500)	$4,853,000
11	02/01/22	$(738,500)	$4,114,500
12	03/01/22	$(738,500)	$3,376,000
13	04/01/22	$(738,500)	$2,637,500
14	05/01/22	$(527,500)	$2,110,000
15	06/01/22	$(527,500)	$1,582,500
15	07/01/22	$(527,500)	$1,055,000
16	08/01/22	$(527,500)	$527,500
17	09/01/22	$(527,500)	$—
The following are the outstanding future commitments still owed as of September 30, 2021:

Vendor	Model	Count	Delivery Timeframe	Future Payments	< 1 year	2 years	3-5 years
MinerVa	MinerVA	15,000	Oct ‘21 - Jan '21	$14,677,500	$14,677,500	$—	$—
Cryptech	Bitmain	2,400	Nov ‘21 - Oct ‘22	7,807,000	7,807,000	—	—
Totals		17,400		$22,484,500	$22,484,500	$—	$—
Refer to Note 25 - Subsequent Events disclosing that the Company paid the final MinerVa deposit of $14,667,500 on October 26, 2021.

NOTE 9 – RELATED-PARTY TRANSACTIONS

Waste Coal Agreement
The Company is obligated under a Waste Coal Agreement (the “WCA”) to take minimum annual delivery of 200,000 tons of waste coal as long as there is a sufficient quantity of waste coal that meets the Average Quality Characteristics (as defined in the WCA). Under the terms of the WCA, the Company is not charged for the waste coal itself but is charged a $6.07 per ton base handling fee as it is obligated to mine, process, load and otherwise handle the waste coal for itself and also for other customers of Coal Valley Sales, LLC (“CVS”) from the Russellton site specifically. The Company is also obligated to unload and properly dispose of ash at the Russellton site.
A reduced handling fee is charged at $1.00 per ton for any tons in excess of the minimum take of 200,000 tons.
The Company is the designated operator at the Russellton site and therefore is responsible for complying with all state and federal requirements and regulations.
In December 2020, the Company notified CVS by letter that it intends to restart operations at Russellton during the first quarter of 2021. It proposed a ramp-up of tons and payments at $25,000 a month until the economics of the plant steady and return to the minimum take per the contract. Subsequent to March 31, 2021, the Company has resumed the semi-monthly minimum payments of approximately $51 thousand per the WCA.
The Company purchased coal from Coal Valley Properties, LLC, a single-member LLC which is entirely owned by one individual that has ownership in Q Power, and from CVS. CVS is a single-member LLC which is owned by a coal reclamation partnership of which an owner of Q Power has a direct and an indirect interest in the partnership of 16.26%.
Coal purchases under this agreement for the three and nine months ended September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Coal Purchases:
Coal Valley Sales, LLC	252,917	—	631,416	—
TOTALS	$252,917	$—	$631,416	$—
The Company had various related party agreements and transactions for the periods prior to the date of reorganization on April 1, 2021.
Management Services Agreement
On May 10, 2021, a new management and advisory agreement was entered into between Q Power, and William Spence. In consideration of consultant’s performance of the services thereunder, Q Power will pay Mr. Spence a fee at the rate of $50,000 per complete calendar month (pro-rated for partial months) that Mr. Spence provides services thereunder, payable in arrears. The previous agreement requiring monthly payments of $25,000 was terminated. Q Power will not be liable for any other payments to Mr. Spence including, but not limited to, any cost or expenses incurred by Mr. Spence in the course of performing his obligations thereunder.
The Company has made total payments of $150,000 and $450,000 for the three and nine months ended September 30, 2021, respectively.
In September 2021, the Company repaid $2,093,018, plus accrued interest, in related party notes with Greg Beard and William Spence.
Amounts due to related parties as of September 30, 2021 and December 31, 2020:

	September 30, 2021	Dec 31, 2020
Payables:
Coal Valley Properties, LLC	$—	$188,338
Q Power LLC	510,000	510,000
Coal Valley Sales, LLC	225,618	—
TOTALS	$735,618	$698,338
$49 thousand and $69 thousand was paid to Beard Aviation LLC for various company-related business trips for three months ended September 30, 2021 and the nine months ended September 30, 2021. Beard Aviation LLC is owned by Greg Beard, the Chief Executive Officer (“CEO”) of Stronghold Inc.

NOTE 10 - PAYCHECK PROTECTION PROGRAM LOAN, ECONOMIC INJURY DISASTER LOAN
On March 16, 2021, the Company received a round 2 Paycheck Protection Program ("PPP") loan in the amount of $841,670 that accrues an interest of 1% per year; and matures on the fifth anniversary of the date of the note. In January 2021, the Company was granted relief as forgiveness for the round 1 PPP loan in the amount of $638,800.
On June 8, 2021, the Company repaid the Economic Injury Disaster Loan (“EIDL”), received on March 31, 2020, in the amount of $150,000. This loan, plus accrued interest, was outstanding as of December 31, 2020.
NOTE 11 - COVID-19
The full impact of the coronavirus (“COVID-19”) outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the future effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.
NOTE 12 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. Our CEO is the primary decision-maker. The Company functions in two operating segments about which separate financial information is available as follows:
Reportable segment results for the three and nine months ending September 30, 2021 and September 30, 2020 are as follows:

	Three Months Ended,		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Energy Operations	$3,459,468	$818,796	$8,262,646	$2,906,858
Cryptocurrency Operations	2,560,245	141,226	5,643,669	221,455
Total Operating Revenues	$6,019,713	$960,022	$13,906,315	$3,128,313
Net Operating Income/(Loss)
Energy Operations	$(2,757,306)	$(809,043)	$(5,907,069)	$(1,706,052)
Cryptocurrency Operations	(1,188,726)	86,436	(2,046,007)	173,391
Net Operating Income/(Loss)	$(3,946,032)	$(722,607)	$(7,953,076)	$(1,532,661)
Other Income, net (a)	$(2,333,997)	$40,233	$(1,808,918)	$1,208,901
Net Income/(Loss)	$(6,280,029)	$(682,374)	$(9,761,994)	$(323,760)
Depreciation and Amortization
Energy Operations	$(149,426)	$(139,150)	$(430,965)	$(422,603)
Cryptocurrency Operations	(1,008,948)	—	(2,032,584)	—
Total Depreciation & Amortization	$(1,158,374)	$(139,150)	$(2,463,549)	$(422,603)
Interest Expense
Energy Operations	$(22,264)	$(32,381)	$(90,570)	$(106,881)
Cryptocurrency Operations	(2,438,404)	—	(2,504,181)	—
Total Interest Expense	$(2,460,668)	$(32,381)	$(2,594,751)	$(106,881)
(a)The Company does not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 for further details.

Assets, at September 30, 2021, by energy operations and cryptocurrency operations totaled $8,855,271 and $166,496,829, respectively. Assets at September 30, 2020 related to cryptocurrency operations were not significant.

	Energy Operations	Cryptocurrency Operations	Total
	(unaudited)	(unaudited)

Cash	$583,039	$40,851,371	$41,434,410
Cryptocurrencies	—	3,228,698	3,228,698
Accounts receivable	256,104	52,283	308,387
Prepaid Insurance	139,269	139,269	278,538
Due from related party	—	—	—
Inventory	367,601	—	367,601
Other current assets	1,889,831	1,889,832	3,779,663
Equipment Deposits	—	85,624,852	85,624,852
Property, plant and equipment, net	5,404,263	34,710,524	40,114,787
Land	29,919	—	29,919
Road Bond	185,245	—	185,245
	$8,855,271	$166,496,829	$175,352,100
NOTE 13 – STOCK-BASED COMPENSATION
On April 28, 2021, Stronghold Inc. approved a long-term incentive plan (the “LTIP”) pursuant to which it may grant stock options to employees, officers, consultants and other serve providers of the Company. The aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the plan shall not exceed 3,744,000 shares. The board of directors of the Company (the "Board") is duly authorized to administer the LTIP. The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s LTIP are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grant. These options generally vest on the grant date. The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plan were granted with an exercise price equal to the market price of the Company’s stock, as determined utilizing valuations in determining the fair value of its shares at the date of option grants at the date of grant and expire up to ten years from the date of grant. These options vest over the various terms.
The Company estimates the fair value of stock options using peer company market price volatilities. The peer companies are the same list of guideline companies used for the 409(a) valuation on the initial fair-market valuation date (March 20, 2021).

The following has been adjusted for the stock split effected on October 18, 2021:

September 30, 2021
Weighted-average fair value of options granted	$5.21
Expected volatility	117.64%
Expected life (in years)	5.79
Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected Volatility - The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.
The Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update 2016-09.
As of September 30, 2021, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations was approximately $15,222,666 and the weighted-average period over which these awards expected to be recognized is 9.86 years.
Stock compensation expense of $976,528 is recorded as a component of general and administrative expenses for the three months ended September 30, 2021, and $1,246,460 for the nine months ended September 30, 2021 respectively. There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at September 30, 2021.
Stock Options
There were no outstanding shares as of December 31, 2020. The following table summarizes the stock option activity (as adjusted) under the plans for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Expected Term	Weighted- Average Remaining Contract Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	—	$—		—	$—
Granted	3,430,843	$8.91	9.86	$5.22	$—
Exercised	—	$—		—	$—
Cancelled/forfeited	—	$—		—	$—
Outstanding at September 30, 2021	3,430,843	$8.91	9.86	$5.22	$—
Shares vested and expected to vest	3,430,843	$8.91	9.86	$5.22	$—
Exercisable as of September 30, 2021	90,081	$7.53	9.79	$5.17	$—
Exercisable as of December 31, 2020	—	$—		—	$—
NOTE 14 – STOCK ISSUED UNDER MASTER FINANCING AGREEMENTS AND WARRANTS
Stock Issued as part of an Equipment Financing Agreement
Arctos Credit LLC (NYDIG)
On June 25, 2021, SDM (i.e. "the Company") entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement”) . As part of this agreement, NYDIG was issued a total of 126,274 shares of common stock of Stronghold Inc.. The effective date of this issuance was as of the commencement date of the agreement. On July 2, 2021, the Company received two separate loans, against the $34,481,700, totaling $24,157,178 (net of debt issuance fees). The loans each have a maturity date of July 23, 2023, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum.

As of September 30, 2021, the fair value at the date of issuance (i.e.- June 25, 2021) of the 126,274 common shares or $1,389,888 is presented on the balance sheet as debt discounts that offsets the net proceeds of the loans; and is being amortized using the straight-line method over the terms of the loans (refer to Note 6 - Long-Term Debt for further details). For the nine months ended September 30, 2021, the Company recorded amortized costs in the amount of $173,736 related to the stock issued debt discounts. That amount is included in interest expense.

In addition, the agreement stipulates a "Standby Fee" if, prior to August 15, 2021, the Company has failed to take advances from NYDIG equal to the total agreement amount of $34,481,700. The Standby Fee is calculated as 1.75% times the remaining principal that has not been borrowed; or $10,256,922 as of September 30, 2021. As a result, the Company has paid a total Standby Fee of $208,816 during each of the three and nine months ended September 30, 2021. That amount is included in interest expense.
MinerVa Semiconductor Corp
As discussed in Note 8 – Contingencies and Commitments, the Company on April 2, 2021, entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment with a total terahash to be delivered equal to 1.5 million terahash (total terahash). In the exchange for the delivery of the total terahash, MinerVa will be granted 443,848 shares of Stronghold Inc. As discussed in Note 8, not all miners have been delivered but the Company is committed to take all future deliveries. The final delivery is after September 30, 2021; thus, the shares are deemed as not yet issued as of September 30, 2021.
Warrants
WhiteHawk Finance LLC
On June 30, 2021, Equipment LLC entered into a $40,000,000 promissory note (the “WhiteHawk Promissory Note”) with White-Hawk Finance LLC (the “Lender” or “WhiteHawk”). The note has a maturity date of June 23, 2023, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On September 30, 2021, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC issued 181,705 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.
The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.
The fair value for the warrants, as of the issuance date, is $1,999,396 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $40,000,000 are allocated to the WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the three and nine months ended September 30, 2021, the Company has recorded amortized debt discount, related to the warrants, in the amount of $249,925, which is included in interest expenses.
B. Riley Securities, Inc.
On each of April 1, 2021 and May 14, 2021, Stronghold Inc. entered into a warrant agreement with American Stock Transfer & Trust Company (the “Warrant Agent”). B. Riley Securities, Inc. acted as the Company’s placement agent in connection with the Private Placements. In connection therewith, the Company issued B. Riley Securities, Inc. (i) a five-year warrant to purchase up to 97,920 shares of Series A Preferred Stock at a per share exercise price of $8.68 and (ii) a five-year warrant to purchase up to 18,170 shares of Series B Preferred Stock at a per share exercise price of $11.01. In each case the exercise price was equal to the respective private placement per share price. B. Riley Securities, Inc. and its affiliates purchased 439,200 and 91,619 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, at the same private placement per share price.
The warrants contain standard limitations and representations and are exercisable for a period of five years from the date of the Private Placements. The warrants are legally detachable and separately exercisable. The accounting for warrants on redeemable shares follows the guidance in ASC 480-10-25-8 through 25-13. Those paragraphs address the classification of instruments, other than an outstanding share, that have both of the following characteristics:
•The instrument embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation.
•The instrument requires or may require the issuer to settle the obligation by transferring assets.
The fair value of the warrants was recorded as a liability with an offset to Additional Paid-in Capital. The fair value of each of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions:

Series A
The following are the Black-Scholes input assumptions for the 97,920 Series A warrants; and the changes in fair values as of April 1, 2021 (date of issuance) and September 30, 2021 respectively:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As of		Changes in Fair Value Inputs	As of		Changes in Fair Value Inputs
	June 30, 2021	September 30, 2021		April 1, 2021	September 30, 2021
Expected volatility	100.2%	117.6%	17.4%	100.2%	117.6%	17.4%
Expected life (in years)	4.83	4.83	0	4.83	4.83	0
Risk-free interest rate	0.9%	1.0%	0.1%	0.9%	1.0%	0.1%
Expected dividend yield	0.00%	0.00%	0.0%	0.00%	0.00%	0.0%
Fair value	$825,350	$745,023	$(80,327)	$631,897	$745,023	$113,126
On April 1, 2021, the Company recorded a liability of $631,897, and as a debt issuance cost against the Mezzanine Equity (see Note 15- Mezzanine Equity). As of September 30, 2021, the fair value of this liability is $745,023. For the three months and nine months ended September 30, 2021; respectively, the Company recognized a decrease of $(80,327) and an increase of $113,126 as part of the changes in fair value of warrant liabilities expense.
Series B
The following are the Black-Scholes input assumptions for the 18,170 Series B warrants; and the changes in fair values as of May 14, 2021 (date of issuance) and September 30, 2021 respectively:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As of		Changes in Fair Value Inputs	As of		Changes in Fair Value Inputs
	June 30, 2021	September 30, 2021		May 14, 2021	September 30, 2021

Expected volatility	100.2%	117.6%	17.4%	100.2%	117.6%	17.4%
Expected life (in years)	4.8	4.8	0	4.8	4.8	0
Risk-free interest rate	0.9%	1.0%	0.1%	0.8%	1.0%	0.2%
Expected dividend yield	0.00%	0.00%	0.0%	0.00%	0.00%	0.0%
Fair value	$146,599	$133,947	$(12,652)	$148,575	$133,947	$(14,628)
On May 14, 2021, the Company recorded a liability of $148,575, and as a debt issuance cost against the Mezzanine Equity (see Note 15- Mezzanine Equity). As of September 30, 2021, the fair value of this liability is $133,947. For the three months and nine months ended September 30, 2021; respectively, the Company recognized a decrease of $(12,652) and a decrease of $(14,628) as part of the changes in fair value of warrant liabilities expense.
NOTE 15 – MEZZANINE EQUITY
Private Placements- Mezzanine Equity Series A & B
On April 1, 2021 the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 9,792,000 shares of Series A Preferred Stock in the Series A Private Placement at a price of $8.68 per share to various accredited individuals in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, and Regulation D thereunder for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and $631,897 as debt issuance costs for warrants issued as part of the Series A Private Placement.
Further, pursuant to the Series A Private Placement, Stronghold Inc., the investors in the Series A Private Placement and key holders entered into a Right of First Refusal Agreement ("ROFR Agreement"). Under the ROFR Agreement, the key holders agreed to grant a right of first refusal to Stronghold Inc. to purchase all or any portion of capital stock of Stronghold Inc., held by a key holder or issued to a key holder after the date of the ROFR Agreement, not including any shares of Series A Preferred Stock or common stock issued or issuable upon conversion of the Series A Preferred Stock.

The key holders also granted a refusal right of refusal to the investors in the Series A Private Placement to purchase all or any eligible capital stock not purchased by Stronghold Inc. pursuant to its right of first refusal.
The ROFR Agreement also provided certain co-sale rights to investors in the Series A Private Placement to participate in any sale or similar transfer of any shares of common stock owned by a key holder or issued to a key holder after the Series A Private Placement, on the terms and conditions specified in a written notice from a key holder. The investors, however, are not obligated to participate in such sales or similar transfers. The co-sale and rights of first refusal under the ROFR Agreement terminated when the Preferred Stock converted into shares of Class A common stock.
On May 14, 2021, the Company completed the Series B Private Placement. The terms of the Series B Preferred Stock were substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of $20.0 million. In connection with the Series B Private Placement, the Company incurred approximately $1.6 million in fees and expenses and $148,575 as debt issuance costs for warrants issued as part of the Series B Private Placement.
The Company entered into registration rights agreements with the investors in the Private Placements concurrently with the closing of each Private Placement, with certain filing deadlines as defined in the agreements.
The following is a summary of the Series A and Series B valuations:

	Series A	Series B
Proceeds	$85,000,000	$20,000,305
Transaction Fees (1):
B. Riley Securities	(5,100,000)	(1,200,000)
Vinson & Elkins L.L.P.	(1,226,990)	(408,997)
Debt issuance costs pertaining to stock registration warrants - refer to Note 14	(631,897)	(148,575)
Total net mezzanine equity	$78,041,113	$18,242,733
_______________
(1)– consists of registration and placement fees
Common Stock – Class V
In connection with the Reorganization on April 1, 2021, Stronghold LLC immediately thereafter distributed the 27,072,000 shares of Class V common stock to Q Power. In addition, effective as of April 1, 2021, Stronghold Inc. acquired 14,400 Stronghold LLC Units held by Q Power (along with an equal number of shares of Class V common stock) in exchange for 14,400 newly issued shares of Class A common stock.
Common Stock – Class V represents 68.9% ownership of Stronghold LLC. where the original owners of Q Power have economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.
The Company classifies shares of Class V common stock held by Q Power as mezzanine equity based on its assessment of (i) the right (the “Redemption Right”) to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, (x) shares of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (y) an approximately equivalent amount of cash as determined pursuant to the Stronghold LLC Agreement of Q Power, and (ii) the right (the “Call Right”), for administrative convenience, to acquire each tendered Stronghold LLC Unit directly from the redeeming Stronghold Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an approximately equivalent amount of cash as determined pursuant to the terms of the Stronghold LLC Agreement of the Company pursuant to ASC 480-10-S99-3A. For each share of class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption. For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the September 30, 2021 balance sheet.
Common Stock – Class V is classified as mezzanine equity in the unaudited condensed consolidated balance sheet as, pursuant to the Stronghold LLC Agreement, the Redemption Rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors that determine whether to make a cash payment upon a Stronghold LLC Unit Holder’s exercise of its Redemption Right. Mezzanine equity is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of September 30, 2021.
As of the issuance date of April 1, 2021, the shares of the Class V common stock are classified as mezzanine equity at the fair value of $6.39 per share, net of the non-controlling equity interest, or $172,774,000. As of September 30, 2021, the fair value price per share is $9.33, and the maximum redemption value was increased by $79,669,602 to $252,443,652. The valuation and the subsequent fair value adjustment are accounted for as an increase in mezzanine equity, and also as a negative increase to accumulated deficits respectively.
The Company recorded Mezzanine Equity as presented in the table below:

	Non- controlling Interest(1)	Series A		Series B		Common - Class V
		Preferred Shares	Amount	Preferred Shares	Amount	Shares	Amount	Total
Balance - July 1, 2021	$—	9,792,000	$78,041,113	1,817,035	$18,242,733	27,057,600	$167,661,249	$263,945,094
Net losses for the three months ended September 30, 2021................................................................	(4,328,460)	—	—	—	—	—	—	(4,328,460)
Maximum redemption right valuation..................	4,328,460	—	—	—	—	—	75,341,142	79,669,602
Balance - September 30, 2021	$—	9,792,000	$78,041,113	1,817,035	$18,242,733	27,057,600	$243,002,391	$339,286,236

	Non- controlling Interest(1)	Series A		Series B		Common - Class V
		Preferred Shares	Amount	Preferred Shares	Amount	Shares	Amount	Total
Balance - December 31, 2020	$(2,710,323)	—	$—	—	$—	—	$—	$(2,710,323)
Net loss - January 1 to March 31, 2021	(167,261)	—	—	—	—	—	—	(167,261)
Balance prior to the reorganization on April 1, 2021	(2,877,584)							(2,877,584)
Effect of reorganizations (see Note 1)
Exchange of common shares - Class V		—	—	—	—	27,072,000	—
Issuance of Series A convertible redeemable preferred units	—	9,792,000	78,673,010	—	—	—	—	78,673,010
Warrants issued as part of stock registrations - refer to Note 14	—	—	(631,897)	—	—	—	—	(631,897)
Exchange of common units for Class A common shares	—	—	—	—	—	(14,400)	—
Issuance of Series B convertible redeemable preferred units	—	—	—	1,817,035	18,391,308	—	—	18,391,308
Warrants issued as part of stock registrations - refer to Note 14	—	—	—	—	(148,576)	—	—	(148,576)
Net losses for the six months ended September 30, 2021	(6,563,677)	—	—	—	—	—	—	(6,563,677)
Maximum redemption right valuation	9,441,261						243,002,391	252,443,652
Balance- September 30, 2021	$—	9,792,000	$78,041,113	1,817,035	$18,242,733	27,057,600	$243,002,391	$339,286,236
_______________
1Refer to Note 16- Non-controlling Interest for further discussions
NOTE 16 – NON-CONTROLLING INTEREST
The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a non-controlling interest representing the Common Units of Stronghold LLC held by Q Power. Changes in the Company’s ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as mezzanine equity transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest. Refer to Note 15- Mezzanine Equity and Common Stock - Class V that describes the Redemption Rights of the non-controlling interest.

The following summarizes the mezzanine equity adjustments pertaining to the non-controlling interest from April 1, 2021 through September 30, 2021:

Mezzanine Equity Adjustments
Balance- April 1, 2021 (1)	$(2,877,584)
Net losses for the three months ended June 30, 2021	(2,235,219)
Maximum redemption right valuation (2)	172,774,052
Balance- June 30, 2021	$167,661,249
Net losses for the three months ended September 30, 2021	(4,328,460)
Adjustment of mezzanine equity to redemption amount (3)	79,669,602
Balance- September 30, 2021	$243,002,391

1 As of the date of reorganization- refer to Note 1
[2] Based on 27,057,600 Common Class V shares outstanding at $6.39 issuance price as of April 1, 2021
[3] Based on 27,057,600 Common Class V shares outstanding at $9.33 fair valuation price as of September 30, 2021
NOTE 17 – EARNINGS (LOSS) PER SHARE
Basic EPS of common stock is computed by dividing the Company’s net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company excludes the unvested RSUs awarded to its employees, officers, directors, and contractors under the LTIP from this net loss per share calculation because including them would be antidilutive.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock after the date of the reorganization on April 1, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	July 1 to September 30, 2021	April 1 to September 30, 2021
Numerator
Net Loss (1)	$(6,280,029)	$(9,523,046)
Less; net losses attributable to non-controlling interests	$(4,328,460)	$(6,563,677)
Net loss attributable to Class A common shareholders	$(1,951,569)	$(2,959,369)
Denominator
Weighted average shares of Class A common shares outstanding(2)	322,342	173,532
Basic net loss per share	$(6.05)	$(17.05)
__________________
(1)Basic and diluted earnings per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation represents the loss during the three months ending September 30, 2021 (July 1 through September 30, 2021); and for the nine months ended September 30, 2021 (April 1, 2021 through September 30, 2021).
(2) Includes 181,647 in warrants that have an nominal exercise price and is a common stock equivalent for earnings per share purposes.

Securities that could potentially dilute losses per share in the future that were not included in the computation of diluted loss per share at September 30, 2021 because their inclusion would be anti-dilutive are as follows:

September 30, 2021
Warrants to purchase convertible preferred stock	116,090
Class V common shares not yet exchanged for Class A common shares	27,057,600
Convertible Series A preferred shares	10,368,000
Convertible Series B preferred shares	1,817,035
Total	39,358,725
NOTE 18 – RENEWABLE ENERGY CREDITS
Starting late in 2020 and for the nine months ended September 30, 2021, the Company has significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative periods ended September 30, 2020. As a result, the Company's usage of coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, significantly increased. DEBM acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized based on this open market measured by consumer demands. GAAP guidance is the costs held in inventory to then produce the credit are a compliance cost, and the proceeds should be a contra expense to offset operating costs when expensed.
RECs offset against the costs of fuel operating costs were $(956,366) and $(18,837) for the three months ended September 30, 2021 and September 30, 2020 respectively. There was a similar offset of $(1,746,352) and $(18,837) for the nine months ended September 30, 2021 and September 30, 2020 respectively.
NOTE 19 – ASPEN INTEREST (“OLYMPUS”) BUYOUT
On April 1, 2021, Stronghold Inc., using in part 576,000 shares of newly issued Series A Preferred Stock and in part proceeds from the Series A Private Placement, acquired the Aspen Interest.
The total consideration was a combination of the newly issued Series A Preferred Stock valued at the issuance price of $8.68 per share or $5,000,000; plus an additional $2,000,000 in cash. A total of $7,000,000 that is treated as a buyout of the Partners’ Deficits of the Limited Partner (i.e., Aspen Interest) as of April 1, 2021.
The Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net losses - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	(1,408,471)
NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplementary cash flows disclosures as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Equipment financed with debt	$63,389,457	$1,025,675
Interest Paid	$2,594,751	$106,881

Supplementary non-cash financing activities as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Issued as part of equipment debt financing:
Warrants	$1,999,396	$—
Common Class A shares	1,389,888	—
Warrants issued as part of stock registrations	780,472	—
Series A redeemable and convertible preferred stock- Aspen Interest buyout	5,000,000	—
Total	$9,169,756	$—
NOTE 21 – TAX RECEIVABLE AGREEMENT
The Company entered into a Tax Receivable Agreement (“TRA”) with Q Power and an agent named by Q Power on April 1, 2021, pursuant to which the Company will pay the TRA participants 85% of the realized (or, in certain circumstances, deemed realized) cash tax savings attributable to the tax basis step-ups arising from taxable exchanges of units and certain other items.
No deferred tax asset or liability has been recorded with respect to the TRA because an exchange that triggers the benefit and compensation owed by the Company under the TRA (i.e., the redemption of Stronghold LLC Units for shares of Class A common stock or cash) has not happened yet. Estimating the amount and timing of Stronghold Inc.’s realization of tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when redemptions actually occur. Accordingly, the Company does not record any deferred tax asset or any liability with respect to the TRA.

NOTE 22 – PROVISIONS FOR INCOME TAXES
The provision for income taxes for the nine months ended September 30, 2021 and twelve months ended December 31, 2020 were zero and zero, respectively, resulting in an effective income tax rate of zero for each period. The provisions for income taxes and effective income tax rate for the three months ended September 30, 2021 and 2020 were also zero and zero respectively. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the nine months ended September 30, 2021 is primarily due to the impact of nontaxable entities in the structure and the valuation allowance against the Company’s net deferred tax assets. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the twelve months ended December 31, 2020 was primarily due to the nontaxable entities in the structure. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized.

NOTE 23 - OTHER CURRENT ASSETS
As of September 30, 2021, the Company had an other current assets balance of $3,779,663 comprised of deferred legal and professional fees related to the registration, issuance and sale by the Company of its Class A common stock, par value $.0001 per share, in its IPO (as defined below).

NOTE 24 - ACCRUED LIABILITIES
As of September 30, 2021, the accrued liabilities balance of $3,833,191 consisted of $3,823,636 in legal costs incurred but not yet invoiced to the Company, and $9,555 in real estate taxes on the low-cost, environmentally beneficial coal refuse power generation facility that we have upgraded in Scrubgrass Township, Pennsylvania (the "Scrubgrass Plant") to be paid in arrears.

NOTE 25 – SUBSEQUENT EVENTS
Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the date the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Except as disclosed in the following sections, management has not identified any items requiring recognition or disclosure
Equipment Financing
MinerVa

On October 26, 2021, the Company made the final payment to MinerVa in the amount of $14,667,500; as per the equipment purchasing agreement dated April 2, 2021. Delivery of miners are per the timeframes discussed in Note 8 - Contingencies and Commitments. No shares of Class A common stock have been issued yet (as discussed in Note 14 - Stocks Issued Under Master Financing Agreements and Warrants).

Bitmain Technologies Limited

On October 28, 2021, the Company entered into the first of two Non-Fixed Price Sales and Purchase Agreement with Bitmain Technologies Limited ("Bitmain"). This first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. Per the Agreement, on October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000.
The miners purchased pursuant to the two agreements with Bitmain will have an aggregate hash rate capacity of approximately 1,450 PH/s.

Nowlit Solutions Corp.

The Company paid for two separate purchases of miners from Nowlit Solutions Corp (collectively, the "Nowlit Purchases"). The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners.

Luxor Technology Corporation

The Company paid for three separate purchases of miners from Luxor Technology Corporation (collectively, the "Luxor Purchases"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amount of $5,357,300 and $3,633,500 respectively; for an additional 750 and 500 miners.

The Nowlit Purchases and the Luxor Purchases contain an aggregate hash rate capacity exceeding 200 PH/s.
Acquisition
On July 9, 2021, Stronghold LLC (“Buyer”) entered into a binding Equity and Capital Contribution Agreement for the Panther Creek Energy Facility (the "Panther Creek Plant"), a coal refuse power generation facility that the Company acquired November 2, 2021 (the "Panther Creek Acquisition"). The consideration for the Panther Creek Plant was approximately $3,000,000 of cash consideration and 1,152,000 Common Units in the Buyer. Effective November 2, 2021, this acquisition has been executed and closed.
Hosting Services Agreement
On August 17, 2021, Stronghold LLC entered into a Hosting Services Agreement with Northern Data PA, LLC ("Northern Data") whereby Northern Data will construct and operate a colocation data center facility located on the Scrubgrass Plant (as defined below) (the "Hosting Agreement"), the primary business purpose of which will be to provide hosting services and support cryptocurrency miners. In October 2021, the final deposit owed to Northern Data was paid, and Northern Data has started delivering the 9,900 miners committed in the Hardware and Purchase Agreement dated April 14, 2021.
Once operational, after deducting an amount equal to $0.027 per kilowatt-hour for the actual power used, 65% of all cryptocurrency revenue generated by the miners shall be payable to the Company and 35% of all cryptocurrency revenue generated by the miners shall be payable to Northern Data or its designee.
Stock Split
On October 18, 2021, the Board and the holders of a majority of the outstanding shares of the Company's voting stock approved a 2.88-for-1 stock split of the Company's common stock, which the Company has also effected with the written consent of the majority stockholder (the "Stock Split"). The Company's outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split as of the April 1, 2021 date of reorganization. The Stock Split was effected on October 22, 2021.

New Long-Term Incentive Plan

On October 19, 2021, the Board and the stockholders of the Company approved a new long-term incentive plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of options (including incentive stock options and non-qualified stock options), stock appreciation rights, RSUs, dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including our named executive officers, with those of our stockholders. Pursuant to the New LTIP, the remaining shares of Class A common stock under the LTIP as described in Note 13 – Stock-Based Compensation, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. As of the effective date of the New LTIP, the Company now grants all equity-based awards under the New LTIP. As of the date of this filing, two RSU grants have been awarded under the New LTIP.

Initial Public Offering

On October 19, 2021, by unanimous written consent, the Board and a newly formed Pricing Committee approved the issuance and sale by the Company of its Class A common stock, par value $.0001 per share, in an initial public offering (the "IPO") to be underwritten by a group of underwriters to be named in the underwriting agreement dated October 19, 2021, by and among the Company and B. Riley Securities, Inc. and Cowen and Company, LLC, as representatives of the other underwriters named therein (the "Underwriting Agreement"). The Board unanimously approved the issuance and sale by the Company in the IPO of up to 7,690,400 shares of Class A common stock (which includes 6,687,305 firm shares and up to 1,003,095 shares of Class A common Stock that may be issued and sold to cover over allotments, if any) through the Underwriters, for a price to the public per share of $19.00, less underwriting discounts and commissions of $1.33 per share, as more fully set forth in the Underwriting Agreement. Total net proceeds raised, after deducting underwriting discounts and commissions and estimated offering expenses, were $132.5 million.

Amended and Restated Certificate of Incorporation

On October 19, 2021, by written consent of the Majority Stockholder, the Company has proposed amending and restating the Company’s certificate of incorporation to read substantially in the form of the Second Amended and Restated Certificate of Incorporation of the Company (the "Restated Charter"). The Board has reviewed and declared that it is advisable and in the best interests of the Company and its stockholders to adopt and effect the Restated Charter; for which the Majority Stockholder has also approved and adopted.

The original Certificate of Incorporation of the Company was filed with the Secretary of State of the State of Delaware on March 19, 2021. The amended and restated certificate of incorporation was filed with the Secretary of State of the State of Delaware and became effective on April 1, 2021. The Restated Charter was filed with the Secretary of State of the State of Delaware and became effective on October 22, 2021.

Commercial Premium Finance Agreement

Effective October 21, 2021, the Company entered into a director and officer insurance policy with annual premiums totaling $6.9 million. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand start November 21, 2021 and end July 21, 2022.

O&M Agreement
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act")), and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements pertaining to our trends, liquidity, capital resources, and future performance, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).
Forward-looking statements may include statements about:
•the hybrid nature of our business model, which is highly dependent on the price of Bitcoin;
•our dependence on the level of demand and financial performance of the crypto asset industry;
•our ability to manage growth, business, financial results and results of operations;
•uncertainty regarding our evolving business model;
•our ability to raise capital to fund business growth;
•our ability to retain management and key personnel;
•our ability to enter into purchase agreements and acquisitions;
•our ability to maintain our relationships with our third party brokers and our dependence on their performance;
•public health crises, epidemics, and pandemics such as the coronavirus ("COVID-19") pandemic;
•our ability to procure crypto asset mining equipment from foreign-based suppliers;
•developments and changes in laws and regulations, including increased regulation of the crypto asset industry through legislative action and revised rules and standards applied by The Financial Crimes Enforcement Network under the authority of the U.S. Bank Secrecy Act and the Investment Company Act;
•the future acceptance and/or widespread use of, and demand for, Bitcoin and other crypto assets;
•our ability to respond to price fluctuations and rapidly changing technology;
•our ability to operate our coal refuse power generation facilities as planned;
•our ability to avail ourselves of tax credits for the clean-up of coal refuse piles; and
•legislative or regulatory changes, and liability under, or any future inability to comply with, existing or future energy regulations or requirements.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, the COVID-19 pandemic and the other risks described under “Risk Factors” in our final prospectus (the “Final Prospectus”), dated October 19, 2021, and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 21, 2021, and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Final Prospectus or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Any forward-looking statement that we make in this Form 10-Q speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or required by the context, all references in this prospectus to the “Company,” “we,” “us” or “our” relate to Stronghold Digital Mining, Inc. (“Stronghold Inc.”) and its consolidated subsidiaries following the Reorganization.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” and discussed elsewhere in the Final Prospectus, dated October 19, 2021, and filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 21, 2021, this Form 10-Q, and in the other related filings of the Company with the U.S. Securities and Exchange Commission (“SEC”).

Overview
We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly own and operate a low-cost, environmentally-beneficial coal refuse power generation facility that we have upgraded in Scrubgrass Township, Pennsylvania (the "Scrubgrass Plant"), and it is recognized as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. Owning our own source of power helps us to produce Bitcoin at one of the lowest prices among our publicly traded peers. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We completed our previously disclosed acquisition of a second coal refuse power generation facility and have entered into a non-binding letter of intent to purchase a third coal refuse power generation facility. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Bitcoin Mining Growth
During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. We have been expanding our mining operations since such date. As of September 30, 2021 we operated approximately 3,000 crypto asset mining computers (known as “miners”) with hash rate capacity of approximately 185 PH/s. As of September 30, we had entered into definitive agreements with multiple suppliers to purchase approximately 6,150 additional miners with a total hash capacity equal to over 2,500 PH/s. Of these miners, 72% are scheduled to be delivered in 2021, 21% are scheduled to be delivered in the first quarter of 2022, and the remaining 7% are scheduled to be delivered during the remainder of 2022. We intend to house our miners at the Scrubgrass Plant, the Panther Creek Energy Facility (the “Panther Creek Plant”), and at a coal refuse power generation facility that we have under a non-binding letter of intent to purchase (the “Third Plant”).
With the full deployment of these new miners, our total fleet is currently expected to comprise approximately 80,000 total miners by December 2022 and consume approximately 275 megawatts (“MW”) of electricity.
Trends and Other Factors Impacting Our Performance
COVID-19 and Supply Chain Constraints
The coronavirus ("COVID-19") global pandemic has resulted and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Among other things, the COVID-19 pandemic has caused supply chain disruptions that may have lasting impacts. Additionally, the global supply chain for Bitcoin miners is presently further constrained due to unprecedented demand coupled with a global shortage of mining equipment and mining equipment parts. Based on our current assessments, however, we do not expect any material impact on long-term development, operations, or liquidity due to the spread of COVID-19. However, we are actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.
China’s Crackdown on Bitcoin Mining
In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. Following this, the majority of Bitcoin miners in China were taken offline. This resulted in (i) a significant reduction in the Bitcoin global network hash rate, (ii) an increase in the availability of Bitcoin miners for purchase and (iii) an increase in the demand for power outside of China. Further, in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. The reduction in network hash rate has improved Bitcoin mining profitability, with plugged-in Bitcoin miners representing a larger percentage of the global hash rate. Additionally, we believe that we may benefit because we may be able to procure miners at favorable economic and delivery terms in exchange for access to low-cost power. We do not believe that higher demand for power will have a negative impact on our business because we own and operate our power sources.
Recent Developments
Acquisitions
On March 3, 2021, Stronghold Digital Mining LLC (“SDM”) entered into a non-binding letter of intent with Olympus (the “Olympus LOI”) for the purchase of (i) the ownership interest in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”) held by Aspen Scrubgrass Participant, LLC (the “Aspen Interest”), (ii) the Panther Creek Plant, and (iii) the Third Plant.
On July 9, 2021, Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) entered into a purchase agreement for the Panther Creek Plant (the “Panther Creek Acquisition”), as contemplated by the Olympus LOI, from Olympus Power, LLC (together with its affiliates “Olympus”). The Panther Creek Acquisition includes all of the assets of Panther Creek Power Operating LLC, comprised primarily of the Panther Creek Plant. The Panther Creek Plant is a coal refuse reclamation facility with 80 MW of net electricity generation capacity located near Nesquehoning, Pennsylvania. We completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $3.0 million in cash and 1,152,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”), together with a corresponding number of shares of Class V common stock. Effective November 2, 2021, we closed on this acquisition.
We continue to evaluate the acquisition of the Third Plant as contemplated by the Olympus LOI, although we do not consider this acquisition to be probable at this time. The acquisition of the Third Plant is subject to due diligence and the negotiation of a definitive agreement, and there is no assurance that the acquisition will be completed. The consideration for the Third Plant is expected to be approximately $3.0 million in cash and $6,250,000 of Stronghold LLC Units, together with a corresponding number of shares of Class V common stock. If acquired, we plan to store newly acquired miners at or near the Third Plant and use power generated by the Third Plant to power crypto asset mining operations in an environmentally conscious manner. We are also strategically pursuing acquisitions of additional assets.
Northern Data
On August 17, 2021, Stronghold LLC entered into an agreement with Northern Data PA, LLC (“Northern Data”) whereby Northern Data will construct and operate a colocation data center facility located on the Scrubgrass Plant (the “Hosting Agreement”), the primary business purpose of which will be to provide hosting services and support the cryptocurrency miners that we have purchased but not yet received.

Initial Public Offering
We completed the issuance and sale of our Class A common stock, par value $.0001 per share, in an initial public offering (the "IPO") on October 22, 2021, and our Class A common stock is listed on Nasdaq under the symbol “SDIG.”

Stock Split
We effected 2.88-for-1 stock split on October 22, 2021, pursuant to which each share of common stock held of record by the holder thereof was reclassified into approximately 2.88 shares of common stock. No fractional shares were issued.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time, each “Stronghold LLC Unit” was also split on a corresponding 2.88-for-1 basis, such that there are an equivalent number of Stronghold LLC Units outstanding as the aggregate number of shares of Class V common stock and Class A common stock outstanding following the stock split. We refer to this collectively as the “Stock Split.”

Bitmain
On October 28, 2021, we entered into an agreement with Bitmain Technologies Limited (“Bitmain”) to purchase 12,000 miners, which will be delivered in six equal batches on a monthly basis beginning in April 2022 (the "First Bitmain Purchase Agreement"). Per the First Bitmain Purchase Agreement, on October 29, 2021, we made an initial payment of $23,300,000 to Bitmain for the miners, On November 18, 2021, we made an additional payment of $4,550,000. Subsequent payments will be made in the future in connection with additional deliveries of miners under the First Bitmain Purchase Agreement.
On November 16, 2021, we entered into a second agreement with Bitmain to purchase 1,800 miners, which will be delivered in six equal batches on a monthly basis beginning in July 2022 (the "Second Bitmain Purchase Agreement"). Per the Second Bitmain Purchase Agreement, on November 18, 2021, we made an initial payment of $6.835.000 to Bitmain for the miners. Subsequent payments will be made in the future in connection with additional deliveries of miners under the Second Bitmain Purchase Agreement.
The miners purchased pursuant to the two agreements with Bitmain will have an aggregate hash rate capacity of approximately 1,450 PH/s.
Nowlit Solutions Corp.

We paid for two separate purchases of miners from Nowlit Solutions Corp. The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners.

Luxor Technology Corporation

We paid for three separate purchases of miners from Luxor Technology Corporation. The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amount of $5,357,300 and $3,633,500 respectively; for an additional 750 and 500 miners.
O&M Agreement
On November 2, 2021, Stronghold LLC entered into the Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement.
Reorganization
On April 1, 2021, we effected the corporate reorganization described in "Note 1 - Business Combinations" in the notes to our financial statements.
Key Performance Metrics
We rely on Adjusted EBITDA (as defined below), a non-GAAP (as defined below) key performance metric, to evaluate our business, measure our performance, and make strategic decisions.
Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by the removal of one-time transaction costs, impairment of digital currencies, realized gains and losses on the sale of long-term assets, expenses related to stock-based compensation, gains or losses on derivative contracts, gain on extinguishment of debt, realized gain or loss on sale of digital currencies, waste coal credits, commission on sale of ash, or changes in fair value of warrant liabilities in the period presented.
Our board of directors (the “Board”) and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation, amortization, impairment, and realized gains and losses on sale of long-term assets) and other items (such as one-time transaction costs, expenses related to stock-based compensation, and unrealized gains and losses on derivative contracts) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under accounting principles generally accepted in the United States of America (“GAAP”). Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

For a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Comparison of Non-GAAP Financial Measure.”
Critical Accounting Policies and Significant Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our combined financial statements. Set forth below are the policies and estimates that we have identified as critical to our business operations and understanding our results of operations, based on the high degree of judgment or complexity in their application.
Digital Currencies
Digital currencies are included in current assets in the combined balance sheet. Digital currencies are recorded at cost less any impairment.
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. We account for our gains or losses in accordance with the first in, first out (FIFO) method of accounting.
Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021 and therefore is subject to U.S. federal income taxes and additional state and local taxes with respect to its allocable share of any taxable income of Stronghold LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Third Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make pro rata cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc., in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein and “Certain Relationships and Related Party Transactions—Tax Receivable Agreement.” in the Final Prospectus for additional information.
In addition, we expect to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We also expect to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our financial statements following the IPO will reflect the impact of these expenses.
Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.
Stronghold Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor was treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. Due to cumulative and current losses as well as an evaluation of other sources of income as outlined in ASC 740, management has determined that the utilization of deferred taxes is not more likely than not, and therefore we have recorded a valuation allowance against our net deferred tax assets. Management continues to evaluate the likelihood of the Company utilizing its deferred taxes, and while the valuation allowance remains in place, we expect to record no income tax expense or benefit. Should the valuation allowance no longer be required, the 21% statutory federal income tax rate will apply to income allocated to Stronghold Inc. as well as state and local income taxes, resulting in an estimated blended statutory rate of 28.89% of pre-tax earnings or losses.
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative ("G&A") expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our combined operations and execute our business strategy.
As we continue to acquire miners and utilize our power generating assets to power such miners, we anticipate that a great proportion of our revenue and expenses will relate to crypto asset mining.

Results of Operations
Consolidated Results - for the three months ended September 30, 2021 and September 30, 2020

Three months ended September 30, 2021 and September 30, 2020

	Three months ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$2,388,752	39.7%	$119,945	12.5%	$2,268,807	1891.5%
Capacity	1,069,040	17.8%	732,594	76.3%	336,446	45.9%
Crypto asset hosting	499,724	8.3%	—	0.0%	499,724	—
Crypto asset mining	2,060,523	34.2%	141,226	14.7%	1,919,297	2,194.5%
Other	1,674	—%	(33,743)	(3.5)%	35,417	(105.0)
Total operating revenues	6,019,713	100.0%	960,022	100.0%	5,059,691	527.0%
OPERATING EXPENSES
Fuel	2,411,186	24.2%	181,041	10.8%	2,230,145	1,231.8%
Operations and maintenance	2,835,315	28.5%	997,169	59.3%	1,838,146	184.3%
General and administrative	3,469,830	34.8%	365,269	21.7%	3,104,561	849.9%
Impairments on digital currencies	91,040	0.9%	—	0.0%	91,040	—
Depreciation and amortization	1,158,374	11.6%	139,150	8.3%	1,019,224	732.5%
Total operating expenses	9,965,745	100.0%	1,682,629	100.0%	8,283,116	492.3%
NET OPERATING INCOME/(LOSS)	(3,946,032)	100.0%	(722,607)	100.0%	(3,223,425)	446.1%
OTHER INCOME (EXPENSE)
Interest Expense	(2,460,668)	105.4%	(32,381)	(80.5)%	(2,428,287)	7499.1%
Realized gain (loss) on sale of digital currencies	—	—%	3,662	9.1%	(3,662)	(100.0)%
Changes in fair value of warrant liabilities	92,979	(4.0)%	—	0.0%	92,979	—
Waste coal credit	23,356	(1.0)%	—	—%	23,356	—%
Other	10,336	(0.4)%	68,952	171.4%	(58,616)	(85.0)%
Total other income / (expense)	(2,333,997)	100.0%	40,233	100.0%	(2,374,230)	(5901.2)%
NET INCOME/(LOSS)	$(6,280,029)		$(682,374)		$(5,597,655)	820.3%
Highlights of our consolidated results of operations for three months ended September 30, 2021 compared to the three months ended September 30, 2020 include:
Total revenue from all segments increased by $5.1 million, or 527.0%, to approximately $6.0 million. The largest single source of revenue growth is from energy generation and the continued ramp up to full MW capacity. This growth was approximately $2.3 million or 1,891.5%. Additionally, total crypto asset revenue growth of approximately $2.4 million included an increase of approximately $499.7 thousand from hosting, and an increase of $1.9 million from mining. No hosting revenue existed in the three months ended September 30, 2020. Impairment costs of $91.0 thousand were attributed to the declines in the Bitcoin market pricing, primarily during the May 2021 to June 2021 timeframe.
Operating expenses increased by 8.3 million or 492.3%. The increase was partially attributable to increases of $2.2 million in fuel for the Scrubgrass Plant to produce higher MW capacity to provide power to the energy operations and cryptocurrency operations segments. The Scrubgrass Plant was relatively dormant for the three months ended September 30, 2020. Additionally, we experienced an increase of $1.8 million in operations and maintenance expenses related to the energy ramp-up requiring labor, vehicles, and major maintenance and upgrade operating expenses so the Scrubgrass Plant can be fully operational at the required higher capacities. Further, we had an increase of $3.1 million in general and administrative expenses due to legal and professional fees, delinquent property taxes, increased insurance costs, and compensation as we continue to organize and scale to a larger legal structure. Impairment costs of

$91.0 thousand were attributed to the declines in the Bitcoin market pricing, primarily during the August to September 2021 timeframe. We also recorded $1.2 million in depreciation, an increase of approximately $1.0 million over the comparable period in 2020, due to the ramp-up of capital expenditures required for miners and power transformers to grow the cryptocurrency hosting and mining infrastructures.
During the three months ended September 30, 2021, other expenses, which includes the negative impacts of a $(2.4) million increase in interest expenses, decreased by $(2.4) million to $(2.3) million. Excluding the $(2.4) million interest expense increase, the adjusted results would be other income of $126.7 thousand or an increase of $57.7 thousand. The $(2.4) million increase in interest expenses is the result of executing the promissory note with White-Hawk Finance LLC (“WhiteHawk”) that is secured by our equipment contract commitments for future miner deliveries (the “WhiteHawk Promissory Note”) and the agreement with Arctos Credit, LLC (“Arctos,” now known as “NYDIG”) whereby Arctos agreed to lend to us an aggregate amount not to exceed $34,481,700 (the “Maximum Advance Amount”) to finance the purchase of certain Bitcoin miners and related equipment (the “Arctos/NYDIG-Financed Equipment”) (the “Arctos/NYDIG Financing Agreement”), as discussed in "Note 6 – Long-Term Debt" and "Note 14 – Stock Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements, to fund our cryptocurrency asset growth.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change vs. 2020
Operating Revenues
Energy Operations	$3,459,468	$818,795	$2,640,673	322.5%
Cryptocurrency Operations	2,560,245	141,227	2,419,018	1,712.9%
Total Operating Revenues	$6,019,713	$960,022	$5,059,691	527.0%

Net Operating Income/(Loss)
Energy Operations	$(2,757,306)	$(809,043)	$(1,948,263)	240.8%
Cryptocurrency Operations	$(1,188,726)	86,436	(1,275,162)	(1475.3)%
Net Operating Income/(Loss)	$(3,946,032)	$(722,607)	$(3,223,425)	446.1%
Other Income, net (a)	(2,333,997)	40,233	$(2,374,230)	(5901.2)%
Net Income/(Loss)	$(6,280,029)	$(682,374)	$(5,597,655)	820.3%

Depreciation and Amortization
Energy Operations	$(149,426)	$(139,150)	$(10,276)	7.4%
Cryptocurrency Operations	(1,008,948)	—	(1,008,948)	—
Total Depreciation & Amortization	$(1,158,374)	$(139,150)	$(1,019,224)	732.5%

Interest Expense
Energy Operations	$(22,264)	$(32,381)	$10,117	(31.2)%
Cryptocurrency Operations	(2,438,404)	—	(2,438,404)	—
Total Interest Expense	$(2,460,668)	$(32,381)	$(2,428,287)	7499.1%
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the three months ended September 30, 2021 and 2020 for further details.

Energy Operations Segment

	Three months ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$2,388,754	69.0%	$119,945	14.6%	$2,268,809	1891.5%
Capacity	$1,069,040	30.9%	$732,594	89.5%	$336,446	45.9%
Other	$1,674	—%	$(33,744)	(4.1)%	$35,418	(105.0)%

Total operating revenues	$3,459,468	100.0%	$818,795	100.0%	$2,640,673	322.5%

OPERATING EXPENSES
Fuel - net of crypto segment subsidy	$1,087,083	17.5%	$181,041	11.1%	$906,042	500.5%
Operations and maintenance	$2,442,004	39.3%	$997,169	61.3%	$1,444,835	144.9%
General and administrative	$2,538,261	40.8%	$310,478	19.1%	$2,227,783	717.5%
Depreciation and amortization	$149,426	2.4%	$139,150	8.5%	$10,276	7.4%
Total operating expenses	$6,216,774	100.0%	$1,627,838	100.0%	$4,588,936	281.9%

NET OPERATING INCOME/(LOSS)	$(2,757,306)	100.0%	$(809,043)	100.0%	$(1,948,263)	240.8%

DEPRECIATION & AMORTIZATION	$(149,426)	100.0%	$(139,150)	100.0%	$(10,276)	7.4%

INTEREST EXPENSE	$(22,264)	100.0%	$(32,381)	100.0%	$10,117	(31.2)%
Operating Revenues
Total operating revenues increased by $2.6 million, or 322.5%, to $3.5 million for the three months ended September 30, 2021, from $818.8 thousand for the three months ended September 30, 2020.
Energy Generation
Revenue from the generation of energy increased by $2.3 million, or 1,891.5%, to approximately $2.4 million for the three months ended September 30, 2021 from $119.9 thousand for the three months ended September 30, 2020. The increase was the result of the plant energy production no longer remaining relatively dormant as was the case during the three months ended September 30, 2020. Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II Renewable Energy Credits ("RECs"), waste coal tax credits, and beneficial use ash sales, as well as the increased power bandwidths for the crypto asset operations.
Capacity
Revenue generated from capacity increased by $0.3 million, or 45.9%, to approximately $1.1 million for the three months ended September 30, 2021 from $732.6 thousand for the three months ended September 30, 2020. The increase was primarily the result of the successful ramp up of MW capacity in 2021; coupled with higher pricing per kilowatt-hour (“kWh”) on the higher capacity usages.
Operating Expenses
Operating expenses increased by $4.6 million, or 281.9%, to approximately $6.2 million for the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020.

Fuel – net of crypto segment subsidy
Fuel expense, after $(956.0) thousand in subsidized power costs from the crypto operations segment, increased by $0.9 million, or 500.5%, to approximately $1.1 million for the three months ended September 30, 2021 from $181.0 thousand for the three months ended September 30, 2020. The subsidized power costs are for providing power to the crypto hosting and mining assets at a market price of $0.027 per kWh. The $0.9 million increase in fuel expenses compared to the three months ended September 30, 2020 was attributable to the continued expansions of energy production and the required coal, ash and limestone fuel purchases to generate energy to support the expansions. The fuel purchases for the three months ended September 30, 2020 were very minimal as the Scrubgrass Plant was just starting to ramp up capacity, and both the crypto hosting and mining assets were relatively non-existent and did not purchase power from the Scrubgrass Plant.
Operations and maintenance
Operations and maintenance expenses increased by $1.4 million, or 144.9%, to approximately $2.4 million for the three months ended September 30, 2021 from $997.2 thousand for the three months ended September 30, 2020. The increases result from the required costs to properly support and maintain the Scrubgrass Plant versus the nine months ended September 30, 2020. These costs include payroll, plant-related treatment, major maintenance and upgrade expenditures to get the Scrubgrass Plant to full capacity, and vehicles. The relative amount of these costs, particularly payroll and major maintenance and upgrade expenditures, for the three months ended September 30, 2020, were comparatively small as the Scrubgrass Plant was just beginning to increase MW production after being dormant.
General and administrative
G&A expenses include legal and professional fees, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of G&A costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared G&A costs for the combined segments.
As a result, G&A expenses increased by $2.2 million, or 717.5%, to approximately $2.5 million for the three months ended September 30, 2021 from $310.5 thousand for the three months ended September 30, 2020. The cryptocurrency operations segment revenue was $141.2 thousand for the three months ended September 30, 2020, so the energy operations segment realized large portion of the G&A costs during this time. The majority of the $2.2 million increase was due to legal and professional fees, as well as the execution of additional contracts to scale our legal structures and borrowing capabilities during this period. In addition, the increases in insurance coverages and rates due to the purchase of a director and officer liability insurance policy, as well as higher rates in the risk markets.
Depreciation and Amortization
Depreciation and amortization expense marginally increased by $10.3 thousand, or 7.4%, to approximately $149.4 thousand for the three months ended September 30, 2021, from $139.2 thousand for the three months ended September 30, 2020 as assets reached their end of life for depreciation purposes.
Interest Expense
Interest expense decreased by $10.1 thousand, or (31.2)%, to $(22.3) thousand for the three months ended September 30, 2021 from $(32.4) thousand for the three months ended September 30, 2020 as loans were either paid off or later in their terms with lower interest portions of their payments.

Cryptocurrency Operations Segment

	Three months ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Crypto asset hosting	$499,724	19.5%	$—	—	$499,724	—
Crypto asset mining	$2,060,521	80.5%	$141,227	100.0%	$1,919,294	1,359.0%

Total operating revenues	$2,560,245	100.0%	$141,227	100.0%	$2,419,018	1,712.9%

OPERATING EXPENSES
Fuel - purchased from energy segment	$1,324,103	35.3%	$—	—	$1,324,103	—
Operations and maintenance	$393,311	10.5%	$—	—%	$393,311
General and administrative	$931,569	24.8%	$54,791	100.0%	$876,778	1535.6%
Impairments on digital currencies	$91,040	2.4%	$—	—	$91,040	—
Depreciation and amortization	$1,008,948	26.9%	$—	—	$1,008,948	—
Total operating expenses	$3,748,971	100.0%	$54,791	100.0%	$3,694,180	6,742.3%

NET OPERATING INCOME/(LOSS)	$(1,188,726)	100.0%	$86,436	100.0%	$(1,275,162)	(1475.3)%

DEPRECIATION & AMORTIZATION	$(1,008,948)	100.0%	$—	0.0%	$(1,008,948)	—

INTEREST EXPENSE	$(2,438,404)	100.0%	$—	0.0%	$(2,438,404)	—
Operating Revenues
Total operating revenues increased by $2.4 million, or 1,712.9%, to $2.6 million for the three months ended September 30, 2021, from $221.5 thousand for the three months ended September 30, 2020.
Crypto asset hosting revenue
Revenue generated from crypto asset hosting increased by $499.7 thousand from zero for the three months ended September 30, 2020. This increase was due to the continued expansion of generated power sales to crypto asset mining customers for which we are providing hosting services. Beginning in the fourth quarter of 2020, we began expanding our datacenter capacities with the purchase and implementation of equipment capable of increasing our hosting bandwidths.
Crypto asset mining revenue
Revenue generated from crypto asset mining increased by $1.9 million, or 1,359.0%, to approximately $2.1 million for the three months ended September 30, 2021 from $141.2 thousand for the three months ended September 30, 2020. The increase was primarily the result of the purchase of miners and the expansions that started during the fourth quarter of 2020 through the second quarter of 2021 with the deployments of these miners significantly increasing total hash rates and Bitcoin awards.
Operating Expenses
Operating expenses increased to $3.7 million for the three months ended September 30, 2021 from $54.8 thousand for the three months ended September 30, 2020. There were no hosting customers and a very small hash rate output due to a small number of miners for the three months ended September 30, 2020, resulting in very small costs to operate. 26.9% of the $3.7 million in operating expenses are attributed to depreciation and amortization relative to the ramping up of our cryptocurrency miner assets that have two year useful lives.
Fuel - purchased from energy segment
The cryptocurrency operations segment purchases power from the Scrubgrass Plant at $0.027 per kWh to provide power to both the hosted customer and Bitcoin mining equipment. The $1.3 million increase compared to the three months ended September 30, 2020 was attributable to the continued expansions of these assets and customer strategy, as discussed previously, starting in the fourth quarter of 2020 into the third quarter of 2021. Both the crypto hosting and mining assets were relatively non-existent for the three months ended September 30, 2020.
Operations and maintenance
Operations and maintenance expenses increased by $393.3 thousand for the three months ended September 30, 2021 from $0 for the three months ended September 30, 2020. The cryptocurrency operations require minimal operational costs, other than occasional maintenance. This increase to operations and maintenance expenses was driven by an increase in hash rate for the period.
General and administrative
G&A expenses include legal and professional fees, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of G&A costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared G&A costs for the combined segments.
As a result, G&A expenses were $931.6 thousand for the three months ended September 30, 2021, compared to $54.8 thousand for the three months ended September 30, 2020. Other than small fees, the cryptocurrency operations segment revenue was only $141.2 thousand for the three months ended September 30, 2020 and had no allocations of costs to this segment due to the immaterial "fair share" of revenues calculation.
Impairments on digital currencies
The crypto spot market is volatile and can have a negative impact on the mark-to-market of our Digital currencies as of the ending balance sheet reporting date. As a result, a $91.0 thousand impairment charge was recognized in the July to September 2021 timeframe as a result of the negative impacts from the crypto coin spot market declines against the held crypto coin inventories not yet converted to cash. As of September 30, 2021, the Company held on its balance sheet approximately 85 Bitcoin and the spot market price of Bitcoin was $43,144.07 per Coinbase Global Inc.
Depreciation and Amortization
Depreciation and amortization expense of $1.0 million for the three months ended September 30, 2021 increased from zero for the three months ended September 30, 2020. The increase is the result of the continued purchase of infrastructure assets and miners for the crypto asset operations driving a higher depreciable base for 2021.
Interest Expense
Interest expense of $(2.4) million for the three months ended September 30, 2021 increased from zero for the three months ended September 30, 2020 which was attributed to the borrowings from our WhiteHawk Promissory Note and draws against the Arctos/NYDIG Financing Agreement discussed in "Note 14 - Stocks Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements.

Consolidated Results- for the nine months ended September 30, 2021 and September 30, 2020
Nine months ended September 30, 2021 and September 30, 2020

	Nine months ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$5,875,574	42.3%	$704,604	22.5%	$5,170,970	733.9%
Capacity	2,352,276	16.9%	2,202,255	70.4%	150,021	6.8%
Crypto asset hosting	1,742,242	12.5%	—	0.0%	1,742,242	—
Crypto asset mining	3,901,426	28.1%	221,454	7.1%	3,679,972	2,194.5%
Other	34,797	0.3%	—	—%	34,797	—
Total operating revenues	13,906,315	100.0%	3,128,313	100.0%	10,778,002	344.5%
OPERATING EXPENSES
Fuel	6,511,706	29.8%	483,977	10.4%	6,027,729	1,245.5%
Operations and maintenance	6,040,173	27.6%	2,660,536	57.1%	3,379,637	127.0%
General and administrative	6,377,677	29.2%	1,093,858	23.5%	5,283,819	483.0%
Impairments on digital currencies	466,286	2.1%	—	0.0%	466,286	—
Depreciation and amortization	2,463,549	11.3%	422,603	9.1%	2,040,946	482.9%
Total operating expenses	21,859,391	100.0%	4,660,974	100.0%	17,198,417	369.0%
NET OPERATING INCOME/(LOSS)	(7,953,076)		(1,532,661)		(6,420,415)	418.9%
OTHER INCOME (EXPENSE)
Interest Expense	(2,594,751)	143.4%	(106,881)	(8.8)%	(2,487,870)	2327.7%
Gain on extinguishment of PPP loan	638,800	(35.3)%	—	0.0%	638,800	—
Realized gain (loss) on sale of digital currencies	149,858	(8.3)%	4,941	0.4%	144,917	2,932.9%
Changes in fair value of warrant liabilities	(98,498)	5.4%	—	0.0%	(98,498)	—
Derivative contracts, net	—	0.0%	1,207,131	99.9%	(1,207,131)	(100.0)%
Waste coal credit	47,152	(2.6)%	7,500	0.6%	39,652	528.7%
Other	48,521	(2.7)%	96,210	8.0%	(47,689)	(49.6)%
Total other income / (expense)	(1,808,918)	100.0%	1,208,901	100.0%	(3,017,819)	(249.6)%
NET INCOME/(LOSS)	$(9,761,994)		$(323,760)		$(9,438,234)	2,915.2%
Highlights of our consolidated results of operations for nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 include:
Total revenue from all segments increased by $10.8 million, or 344.5%, to approximately $13.9 million. The largest single source of revenue growth is from energy generation and the continued ramp up to full MW capacity. This growth was approximately $5.2 million or 733.9%. Additionally, total crypto asset revenue growth of approximately $5.4 million included approximately $1.7 million from hosting and an increase of $3.7 million from mining. No hosting revenue existed in the nine months ended September 30, 2020. Impairment costs of $466.3 thousand were attributed to the declines in the Bitcoin market pricing, primarily during the May to June 2021 timeframe.
Operating expenses increased by $17.2 million or 369.0%. The increase was partially attributable to increases of $6.0 million in fuel for the Scrubgrass Plant to produce higher MW capacity to provide power to the energy operations and cryptocurrency operations segments. The Scrubgrass Plant was relatively dormant for the nine months ended

September 30, 2020. Additionally, we experienced an increase of $3.4 million in operations and maintenance expenses related to the energy ramp-up requiring labor, vehicles, and major maintenance and upgrade operating expenses so the Scrubgrass Plant can be fully operational at the required higher capacities. Further, we had an increase of $5.3 million in G&A expenses due to legal and professional fees, delinquent property taxes, increased insurance costs, and compensation as we continue to organize and scale to a larger legal structure. Impairment costs of $466.3 thousand were attributed to the declines in the Bitcoin market pricing, primarily during the May to June 2021 timeframe. We also recorded $2.5 million in depreciation, an increase of approximately $2.0 million over the comparable period in 2020, due to the ramp-up of capital expenditures required for miners and power transformers to grow the cryptocurrency hosting and mining infrastructures.
During the nine months ended September 30, 2021, other income, which includes the negative impacts of a $2.5 million increase in interest expenses, decreased by $(3.0) million to $(1.8) million. Excluding the $2.5 million interest expense increase, the adjusted decrease would be approximately $(500) thousand. This adjusted decrease is the result of the $1.2 million gains from closing out all derivatives (i.e. hedging positions) during the prior comparable period; partially offset by the gains from the extinguishment of the $638.8 thousand PPP loan in January 2021. The $2.5 million increase in interest expenses is the result of executing the WhiteHawk Promissory Note and Arctos/NYDIG Financing Agreement discussed in "Note 6 - Long-Term Debt" and "Note 14 - Stock Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements, to fund our cryptocurrency asset growth.

Segment Results

The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Nine Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change vs. 2020
Operating Revenues
Energy Operations	$8,262,646	$2,906,858	$5,355,788	184.2%
Cryptocurrency Operations	5,643,669	221,455	5,422,214	2,448.4%
Total Operating Revenues	$13,906,315	$3,128,313	$10,778,002	344.5%

Net Operating Income/(Loss)
Energy Operations	$(5,907,069)	$(1,706,052)	$(4,201,017)	246.2%
Cryptocurrency Operations	$(2,046,007)	173,391	(2,219,398)	(1280.0)%
Net Operating Income/(Loss)	$(7,953,076)	$(1,532,661)	$(6,420,415)	418.9%
Other Income, net (a)	(1,808,918)	1,208,901	$(3,017,819)	(249.6)%
Net Income/(Loss)	$(9,761,994)	$(323,760)	$(9,438,234)	2,915.2%

Depreciation and Amortization
Energy Operations	$(430,965)	$(422,603)	$(8,362)	2.0%
Cryptocurrency Operations	(2,032,584)	—	(2,032,584)	—
Total Depreciation & Amortization	$(2,463,549)	$(422,603)	$(2,040,946)	482.9%

Interest Expense
Energy Operations	$(90,570)	$(106,881)	$16,311	(15.3)%
Cryptocurrency Operations	(2,504,181)	—	(2,504,181)	—
Total Interest Expense	$(2,594,751)	$(106,881)	$(2,487,870)	2327.7%
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 for further details.

Energy Operations Segment

	Nine months ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$5,875,574	71.1%	$704,604	24.2%	$5,170,970	733.9%
Capacity	$2,352,276	28.5%	$2,202,255	75.8%	$150,021	6.8%
Other	$34,796	0.4%	$—	—%	$34,796	—%

Total operating revenues	$8,262,646	100.0%	$2,906,859	100.0%	$5,355,787	184.2%

OPERATING EXPENSES
Fuel - net of crypto segment subsidy	$4,686,062	33.1%	$483,977	10.5%	$4,202,085	868.2%
Operations and maintenance	$5,535,101	39.1%	$2,612,472	56.6%	$2,922,629	111.9%
General and administrative	$3,517,587	24.8%	$1,093,859	23.7%	$2,423,728	221.6%
Depreciation and amortization	$430,965	3.0%	$422,603	9.2%	$8,362	2.0%
Total operating expenses	$14,169,715	100.0%	$4,612,911	100.0%	$9,556,804	207.2%

NET OPERATING INCOME/(LOSS)	$(5,907,069)	100.0%	$(1,706,052)	100.0%	$(4,201,017)	246.2%

DEPRECIATION & AMORTIZATION	$(430,965)	100.0%	$(422,603)	100.0%	$(8,362)	2.0%

INTEREST EXPENSE	$(90,570)	100.0%	$(106,881)	100.0%	$16,311	(15.3)%
Operating Revenues
Total operating revenues increased by $5.4 million, or 184.2%, to $8.3 million for the nine months ended September 30, 2021, from $2.9 million for the nine months ended September 30, 2020.
Energy Generation
Revenue from the generation of energy increased by $5.2 million, or 733.9%, to approximately $5.9 million for the nine months ended September 30, 2021 from $704.6 thousand for the nine months ended September 30, 2020. The increase was the result of the plant energy production no longer remaining relatively dormant as was the case during the nine months ended September 30, 2020. Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased power bandwidths for the crypto asset operations.
Capacity
Revenue generated from capacity increased by $150.0 thousand, or 6.8%, to approximately $2.4 million for the nine months ended September 30, 2021 from $2.2 million for the nine months ended September 30, 2020. The increase was primarily the result of the successful ramp up of MW capacity in 2021; coupled with higher pricing per kWh on the higher capacity usages.
Operating Expenses
Operating expenses increased by $9.6 million, or 207.2%, to approximately $14.2 million for the nine months ended September 30, 2021 from $4.6 million for the nine months ended September 30, 2020.

Fuel – net of crypto segment subsidy
Fuel expense, after $(1.8) million in subsidized power costs from the crypto operations segment, increased by $4.2 million, or 868.2%, to approximately $4.7 million for the nine months ended September 30, 2021 from $484.0 thousand for the nine months ended September 30, 2020. The subsidized power costs are for providing power to the crypto hosting and mining assets at a market price of $0.027 per kWh. The $4.2 million increase in fuel expenses compared to the nine months ended September 30, 2020 was attributable to the continued expansions of energy production and the required coal, ash and limestone fuel purchases to generate energy to support the expansions. The fuel purchases for the nine months ended September 30, 2020 were very minimal as the Scrubgrass Plant was just starting to ramp up capacity, and both the crypto hosting and mining assets were relatively non-existent and did not purchase power from the Scrubgrass Plant.
Operations and maintenance
Operations and maintenance expenses increased by $2.9 million, or 111.9%, to approximately $5.5 million for the nine months ended September 30, 2021 from $2.6 million for the nine months ended September 30, 2020. The increases result from the required costs to properly support and maintain the Scrubgrass Plant versus the nine months ended September 30, 2020. These costs include payroll, plant-related treatment, major maintenance and upgrade expenditures to get the Scrubgrass Plant to full capacity, and vehicles. The relative amount of these costs, particularly payroll and major maintenance and upgrade expenditures, for the nine months ended September 30, 2020, were comparatively small as the Scrubgrass Plant was just beginning to increase MW production after being dormant.
General and administrative
G&A expenses include legal and professional fees, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of G&A costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared G&A costs for the combined segments.
As a result, G&A expenses increased by $2.4 million, or 221.6%, to approximately $3.5 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. The cryptocurrency operations segment revenue was $221.5 thousand for the nine months ended September 30, 2020, so the energy operations segment realized large portion of the general and administrative costs during this time. The majority of the $2.4 million increase was due to legal and professional fees, as well as we the execution of additional contracts to scale our legal structures and borrowing capabilities during this period. In addition, the payment of delinquent property taxes and the increases in insurance coverages and rates due to the purchase of a director and officer liability insurance policy, as well as higher rates in the risk markets.
Depreciation and Amortization
Depreciation and amortization expense marginally increased by $8.4 thousand, or 2.0%, to approximately $431.0 thousand for the nine months ended September 30, 2021, from $422.6 thousand for the nine months ended September 30, 2020 as assets reached their end of life for depreciation purposes.
Interest Expense
Interest expense decreased by $16.3 thousand, or (15.3)%, to $(90.6) thousand for the nine months ended September 30, 2021 from $(106.9) thousand for the nine months ended September 30, 2020 as loans were either paid off or later in their terms with lower interest portions of their payments.

Cryptocurrency Operations Segment

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020
	(unaudited)		(unaudited)
OPERATING REVENUES
Crypto asset hosting	$1,742,243	30.9%	$—	—	$1,742,243	—
Crypto asset mining	$3,901,426	69.1%	$221,455	100.0%	$3,679,971	1,661.7%

Total operating revenues	$5,643,669	100.0%	$221,455	100.0%	$5,422,214	2,448.4%

OPERATING EXPENSES
Fuel - purchased from energy segment	$1,825,642	23.7%	$—	—	$1,825,642	—
Operations and maintenance	$505,072	6.6%	$48,064	100.0%	$457,008	950.8%
General and administrative	$2,860,091	37.2%	$—	—%	$2,860,091	—
Impairments on digital currencies	$466,287	6.1%	$—	—	$466,287	—
Depreciation and amortization	$2,032,584	26.4%	$—	—	$2,032,584	—
Total operating expenses	$7,689,676	100.0%	$48,064	100.0%	$7,641,612	15,898.8%

NET OPERATING INCOME/(LOSS)	$(2,046,007)	100.0%	$173,391	100.0%	$(2,219,398)	(1280.0)%

DEPRECIATION & AMORTIZATION	$(2,032,584)	100.0%	$—	0.0%	$(2,032,584)	—

INTEREST EXPENSE	$(2,504,181)	100.0%	$—	0.0%	$(2,504,181)	—
Operating Revenues
Total operating revenues increased by $5.4 million, or 2,448.4%, to $5.6 million for the nine months ended September 30, 2021, from $221.5 thousand for the nine months ended September 30, 2020.
Crypto asset hosting revenue
Revenue generated from crypto asset hosting increased by $1.7 million from zero for the nine months ended September 30, 2021. This increase was due to the continued expansion of generated power sales to crypto asset mining customers for which we are providing hosting services. Beginning in the fourth quarter of 2020, we began expanding our datacenter capacities with the purchase and implementation of equipment capable of increasing our hosting bandwidths.
Crypto asset mining revenue
Revenue generated from crypto asset mining increased by $3.7 million, or 1,661.7%, to approximately $3.90 million for the nine months ended September 30, 2021 from $221.5 thousand for the nine months ended September 30, 2020. The increase was primarily the result of the purchase of miners and the expansions that started during the fourth quarter of 2020 through the second quarter of 2021 with the deployments of these miners significantly increasing total hash rates and Bitcoin awards.

Operating Expenses
Operating expenses increased to $7.6 million for the nine months ended September 30, 2021 from $48.1 thousand for the nine months ended September 30, 2020. There were no hosting customers and a very small hash rate output due to a small number of miners for the nine months ended September 30, 2020, resulting in very small costs to operate. 26% of the $7.7 million in operating expenses are attributed to depreciation and amortization relative to the ramping up of our cryptocurrency miner assets that have two year useful lives.
Fuel - purchased from energy segment
The cryptocurrency operations segment purchases power from the Scrubgrass Plant at $0.027 per kWh to provide power to both the hosted customer and Bitcoin mining equipment. The $1.8 million increase compared to the nine months ended September 30, 2020 was attributable to the continued expansions of these assets and customer strategy, as discussed previously, starting in the fourth quarter of 2020 into the third quarter of 2021. Both the crypto hosting and mining assets were relatively non-existent for the nine months ended September 30, 2020.
Operations and maintenance
Operations and maintenance expenses increased by $457.0 thousand, or 950.8%, to approximately $505.1 thousand for the nine months ended September 30, 2021 from $48.1 thousand for the nine months ended September 30, 2020. The cryptocurrency operations require minimal operational costs, other than occasional maintenance. This increase to operations and maintenance expenses was driven by an increase in hash rate for the period.
General and administrative
G&A expenses include legal and professional fees, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of G&A costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared G&A costs for the combined segments.
As a result, G&A expenses were $2.9 million for the nine months ended September 30, 2021, compared to zero for the nine months ended September 30, 2020. Other than small fees, the cryptocurrency operations segment revenue was only $221.5 thousand for the nine months ended September 30, 2020 and had no allocations of costs to this segment due to the immaterial "fair share" of revenues calculation.
Impairments on digital currencies
The crypto spot market is volatile and can have a negative impact on the mark-to-market of our Digital currencies as of the ending balance sheet reporting date. As a result, a $466.3 thousand impairment charge was recognized in the May to September 2021 timeframe as a result of the negative impacts from the crypto coin spot market declines against the held crypto coin inventories not yet converted to cash. As of September 30, 2021, the Company held on its balance sheet approximately 85 Bitcoin and the spot market price of Bitcoin was $43,144.07 per Coinbase Global Inc.
Depreciation and Amortization
Depreciation and amortization expense of $(2.0) million for the nine months ended September 30, 2021 from zero for the nine months ended September 30, 2020. The increase is the result of the continued purchase of infrastructure assets and miners for the crypto asset operations driving a higher depreciable base for 2021.
Interest Expense
Interest expense of $(2.5) million for the nine months ended September 30, 2021 from zero for the nine months ended September 30, 2020 and was attributed to the borrowings from our WhiteHawk Promissory Note and draws against the Arctos/NYDIG Financing Agreement discussed in "Note 14 - Stocks Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements.
Comparison of Non-GAAP Financial Measure
Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by the removal of one-time transaction costs, impairment of digital currencies, realized gains and losses on the sale of long-term assets, expenses related to stock-based compensation, gains or losses on derivative contracts, gain on extinguishment of debt, realized gain or loss on sale of digital currencies, waste coal credits, commission on sale of ash, or changes in fair value of warrant liabilities in the period presented.
Our Board and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation, amortization, impairment, and realized gains and losses on sale of long-term assets) and other items (such as one-time transaction costs, expenses related to stock-based compensation, and unrealized gains and losses on derivative contracts) that impact the comparability of financial results from period to period. We present Adjusted EBITDA because we believe it provides useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool and you should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measure may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The following table presents a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net Income (loss)	(6,280.0)	(682.4)	(9,762.0)	(323.8)
Interest	2,460.7	32.4	2,594.8	106.9
Income Taxes	—	—	—	—
Depreciation and amortization	1,158.4	139.1	2,463.5	422.6
Impairment costs of digital currencies	91.1	—	466.3	—
Realized gains and losses on the sale of long-term assets	—	—	—	—
One time non-recurring expenses [1]	1,719.4	—	1,787.8	—
Expenses related to stock-based compensation	976.5	—	1,246.5	—
(Gains)/Losses on derivative contracts	—	—	—	(1,207.1)
Waste coal credits	(23.4)	—	(47.1)	(7.5)
Gain on extinguishment of PPP loan	—	—	(638.8)	—
Realized (gain)/loss on sale of digital currencies	—	(3.7)	(149.9)	(4.9)
Changes in fair value of warrant liabilities	(93.0)	—	98.5	—
Adjusted EBITDA	9.7	(514.6)	(1,940.4)	(1,013.8)
1 Includes the following non-recurring expenses: legal fees related to the Panther Creek Acquisition and the Northern Data Hosting Agreement, bad debt write-off, startup costs related to initial crypto asset stores inventories and other one-time items.
Liquidity and Capital Resources
Overview
Stronghold Inc. is a holding company with no operations and is the sole managing member of Stronghold LLC. Our principal asset consists of units of Stronghold LLC. Our earnings and cash flows and ability to meet any debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions by such subsidiaries.
Our cash needs are primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners.
Cash needs for operations have historically been financed with cash generated from operations Cash received from the combined $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG; and net proceeds of $132.5 million from the IPO strengthens both our short and long term liquidity and capital resource financial positions on a go forward basis. Therefore, we believe we have sufficient liquidity over the next twelve months.
Cash Flows
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$11,871.8	$(349.2)	$12,221.0
Net cash provided by (used in) investing activities	$(119,805.7)	$392.2	(120,197.9)
Net cash provided by (used in) financing activities	$149,065.1	$8.4	149,056.7
Net change in cash	$41,131.2	$51.4	$41,079.8
Operating Activities. Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2021 compared to $(349.2) thousand for the nine months ended September 30, 2020. The $11.9 million increase in cash provided by operating activities was primarily attributable to managing positive cash float with our trade payable vendors and legal firm; partially offset by increases in operations and G&A costs due to the expansions in energy production and the crypto asset mining operations, and significant increases in investments by holding cryptocurrencies versus converting to cash equivalents in the spot markets. The energy production was relatively dormant for the nine months ended September 30, 2020, and crypto asset mining operations ramped up significantly starting in the fourth quarter of 2020 The end result of the dormant energy production, in 2020, did not require the relatively higher net operating cash outflows as compared to the nine months ended September 30, 2021.
Investing Activities. Net cash used in investing activities was $(119.8) million for the nine months ended September 30, 2021 compared to $392.2 thousand provided by investing activities for the nine months ended September 30, 2020. The $(120.2) million net cash used in investing activities was attributable to the continued ramp up of the crypto asset mining and hosting segment. These investments require significant deposits by equipment vendors as commitments for future deliveries of approximately 27,200 miners, increasing the production bandwidths by building out our power and container infrastructures, and the implementation of an additional miners starting in the fourth quarter of 2020 into the second quarter of 2021. The $392 thousand in net cash provided by investing activities for the nine months ended September 30, 2020 includes $1.7 million in proceeds from the closing out of all hedging positions, partially offset by $(1.3) million in construction in progress due to the start of developing the power infrastructure for future cryptocurrency miners.
Financing Activities. Net cash provided by financing activities was $149.1 million for the nine months ended September 30, 2021 compared to $8.4 thousand used in financing activities for the nine months ended September 30, 2020. The significant increase of $149.1 million in cash provided by financing activities was a culmination of receiving $97.1 million (net of transaction fees) from the Series A Stock Purchase Agreement and the Series B Stock Purchase Agreement, proceeds from the WhiteHawk Promissory Note of $39.0 million (net of debt issuance costs), as discussed in “Note 14 - Stocks Issued Under Master Financing Agreements and Warrants," in the notes to our financial statements, and $24.2 million (net of debt issuance costs) drawn against the Arctos/NYDIG Financing Agreement, discussed in "Note 14 - Stocks Issued Under Master Financing Agreements and Warrants" in the notes our financial statements. This was partially offset by a $2.0 million payoff of two related-party notes, $2.0 million cash portion of the $7.0 million buyout of the Aspen Interest, and $7.7 million in debt payments that are substantially related to the two loans previously mentioned. We received a second round PPP loan in March 2021 in the amount of $841.7 thousand. The first PPP loan received in May

2020 for $638.8 thousand was forgiven in January 2021. Additionally, the Economic Injury Disaster Loan received in June 2020 in the amount of $150.0 thousand was paid off on June 7, 2021.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.

We entered into the WhiteHawk Promissory Note on June 30, 2021. As of September 30, 2021, the amount owed under the debt agreements totaled $40.7 million with repayment terms extending through June 30, 2023. Of the total amount outstanding of $35.4 million, $19.5 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of June 30, 2023. The remaining portion of long-term debt is $15.9 million (less discounts and debt issuance costs). As of September 30, 2021, the monthly repayment amounts, including interest, total $1.9 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.
Two draws against the Arctos/NYDIG Financing Agreement totaled $24.2 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of September 30, 2021, the amount owed under the debt agreements totaled $21.9 million with repayment terms extending through July 25, 2023. Of the total amount outstanding of $21.9 million, $12.0 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of July 25, 2023. The remaining portion of long-term debt is $9.9 million (less discounts and debt issuance costs). As of September 30, 2021, the monthly repayment amounts, including interest, totaled $1.1 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.

Total net obligations under all debt agreements as of September 30, 2021, including a second round PPP loan of $841.7 thousand, were $54.5 million.
At September 30, 2021, we were party to two promissory notes, which include: (i) the promissory note dated as of December 31, 2020, by and between Stronghold LLC and Scrubgrass LP, providing for a loan in the amount of $150,000 bearing an interest rate of 8.0% per annum and a maturity date of June 30, 2021, and (ii) the promissory note dated June 30, 2021, by and between Stronghold Inc. and WhiteHawk bearing an interest rate of 10.0% per annum (in arrears) and a maturity date of June 23, 2023. The maturity date for the two notes may be accelerated upon certain instances and may generally be prepaid without premium or penalty. There are certain restrictions on prepayment of each of the promissory notes and the interest rate for each may be adjusted upon the occurrence of certain events.
Equipment Financing Transactions
On April 2, 2021, we entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment of 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. The remaining 20% is still owed and is scheduled to be made one month before the shipping date. Please see "Note 25 - Subsequent Events" in the notes to our financial statements for further disclosure on payment of the remaining 20%. The seller anticipates shipping no less than 15,000 miners by January 2022. Anticipated delivery quantities and timeframe will be no less than 2,500 miners by October 31, 2021, no less than 5,000 miners by November 30, 2021, no less than 5,000 by December 31, 2021, and the remaining 2,500 by January 2022. In exchange for the delivery of the miners that are operating under the specifications set forth in the purchase agreement, we will grant the seller 443,848 shares of our Class A common stock at a price per share of $8.68 (adjusted for the Stock Split). The aggregate purchase price does not include shipping costs, which are our responsibility and shall be determined at which time the miners are ready for shipment.
We entered into a hardware purchase and sales agreement with Nowlit Solutions Corp effective April 1, 2021. Hardware includes, but is not limited to, ASIC miners, power supply units, power distribution units and replacement fans for ASIC miners. All hardware must be paid for in advance before it is shipped to us. We made payments totaling $5,657,432 in April 2021 and costs have been capitalized and reported as property and equipment.
We entered into a hardware purchase and sales agreement with Cryptech Solutions effective April 1, 2021. Hardware includes, but is not limited to, ASIC miners, power supply units, power distribution units and replacement fans for ASIC miners. Total purchase price is $12,660,000 for 2,400 BitmainS19j miners to be delivered monthly in equal quantities (200 per month) from November 2021 through October 2022. All hardware must be paid for in advance before it is shipped to

us. We made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000, agreed to be paid in seventeen installments.
On April 14, 2021, we entered into an agreement with Northern Data to provide approximately 9,900 miners for $21,011,287. We were required to make an initial payment on the miners that are currently being delivered starting in October 2021 (refer to "Note 25 - Subsequent Events" in the notes to our financial statements for further discussions).. We made a 75% deposit of $15,758,432 in April 2021, and the remaining 25%, or $5,252,755 plus sales taxes has been invoiced in October 2021. Once operational, after deducting an amount equal to $0.027 per kWh for the actual power used, 65% of all cryptocurrency revenue generated by the miners shall be payable to us and 35% of all cryptocurrency revenue generated by the miners shall be payable to this party or its designee. As of September 30, 2021, there are no miners operating that will obligate the Company to pay the 35% revenue share (refer to "Note 25 - Subsequent Events" in the notes to our financial statements for further discussions).
Arctos/NYDIG Financing Agreement
On June 25, 2021, SDM entered into the Arctos/NYDIG Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments, with a 1.25% fee due if the Maximum Advance Amount is not requested prior to August 15, 2021. Outstanding borrowings under the Arctos/NYDIG Financing Agreement are secured by the Arctos/NYDIG-Financed Equipment and the contracts to acquire the Arctos/NYDIG-Financed Equipment. The Arctos/NYDIG Financing Agreement includes customary restrictions on additional liens on the Arctos/NYDIG-Financed Equipment. As of September 30, 2021, $24.2 million (net of debt issuance costs) has been borrowed, leaving, approximately $10.3 million remaining available to be drawn under the Arctos/NYDIG Financing Agreement. The Arctos/NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part. In conjunction with the Arctos/NYDIG Financing Agreement, we issued 126,273 shares of Class A common stock to Arctos (adjusted for the Stock Split) and may issue additional shares of Class A common stock to Arctos in consideration of future financings.
WhiteHawk Financing Agreement
On June 30, 2021, Equipment, LLC entered into an equipment financing agreement (the “WhiteHawk Financing Agreement”) with WhiteHawk whereby WhiteHawk agreed to lend to us an aggregate amount not to exceed $40.0 million (the “Total Advance”) to finance the purchase of certain Bitcoin miners and related equipment (the “WhiteHawk-Financed Equipment”). At August 30, 2021, the entirety of the Total Advance was drawn under the WhiteHawk Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in twenty-four monthly payments. Outstanding borrowings under the WhiteHawk Financing Agreement are secured by the WhiteHawk-Financed Equipment and the contracts to acquire the WhiteHawk-Financed Equipment. The WhiteHawk Financing Agreement includes customary restrictions on additional liens on the WhiteHawk-Financed Equipment and is guaranteed by the Company. The WhiteHawk Financing Agreement may be terminated early if we, among other things, pay the Early Termination Fee (as defined therein). In conjunction with the WhiteHawk Financing Agreement, we issued a stock purchase warrant to WhiteHawk, which provides for the purchase of a number of shares of Class A common stock at $0.01 per share, equal to approximately $2.0 million, subject to adjustment as described in the warrant agreement (the “WhiteHawk Warrant”). The WhiteHawk Warrant expires on June 30, 2031.

Contractual Obligations

The tables below provide estimates of the timing of future payments on interest-bearing financing agreements that we are contractually obligated to make based on agreements in place as of September 30, 2021. Refer to "Note 8 - Contingencies and Commitments" in the notes to our financial statements for the timing of future non-interest bearing deposit payments still owed under equipment purchase and sale agreements as of September 30, 2021. Refer to “Note 25 – Subsequent Events” in the notes to our financial statements for a new equipment purchase and sale agreement entered into after September 30, 2021. Excluded are any obligations under the TRA. Due to the uncertainty of various factors, we cannot precisely estimate the amount or timing of the tax benefits we are likely to realize as a result of Stronghold LLC Unit exchanges or the amounts we are likely to be obligated to pay pursuant to the TRA; however, we expect that such payments will be substantial. See "Note 9 - Related Party Transactions" and "Note 21 - Tax Receivable Agreement" each in the notes to our financial statements.

	Payments Due by Period (in thousands)
	Less than 1 year	1–3 years	4–5 years	Total
	(in thousands)
Various equipment loans	$423.7	$250.1	$—	$673.8
Promissory Note	$19,484.1	$15,940.6	$—	$35,424.7
Master equipment financing agreements	$12,040.7	$9,851.0	$—	$21,891.7
PPP loan	$—	$—	$841.7	$841.7
Subtotal	$31,948.5	$26,041.7	$841.7	$58,831.9
Additional costs against the notes:
Deferred debt issuance costs	$(697.2)	$(658.1)	$—	$(1,355.3)
Warrants issued as part of debt financing agreement	$—	$(1,749.5)	$—	$(1,749.5)
Common stock issued as part of debt financing agreement	$—	$(1,216.2)	$—	$(1,216.2)
Total	$31,251.3	$22,418.0	$841.7	$54,510.9
Tax Receivable Agreement
The TRA generally provides for the payment by Stronghold Inc. to certain of the Stronghold Unit Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that Stronghold Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Stronghold Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such holder’s Stronghold LLC Units pursuant to an exercise of Redemption Right or the Call Right and (ii) imputed interest deemed to be paid by Stronghold Inc. as a result of, and additional tax basis arising from, any payments Stronghold Inc. makes under the TRA. Stronghold Inc. will retain the remaining net cash savings, if any. The TRA generally provides for payments to be made as Stronghold Inc. realizes actual cash tax savings from the tax benefits covered by the TRA. However, the TRA provides that if Stronghold Inc. elects to terminate the TRA early (or it is terminated early due to Stronghold Inc.’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), Stronghold Inc. is required to make an immediate payment equal to the present value of the future payments it would be required to make if it realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points, and using numerous assumptions to determine deemed tax savings), and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc.
The actual timing and amount of any payments that may be made under the TRA are unknown at this time and will vary based on a number of factors. For more information about these factors, see “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Final Prospectus. However, Stronghold Inc. expects that the payments that it will be required to make to Q Power (or its permitted assignees) in connection with the TRA will be substantial. Any payments made by Stronghold Inc. to Q Power (or its permitted assignees) under the TRA will generally reduce the amount of cash that might have otherwise been available to Stronghold Inc. or Stronghold LLC. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt or other agreements, the Stronghold LLC Agreement will require Stronghold LLC to make pro rata cash distributions to holders of Stronghold LLC Units, including Stronghold Inc., in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. Stronghold Inc. generally expects Stronghold LLC to fund such distributions out of available cash. However, except in cases where Stronghold Inc. elects to terminate the TRA early, the TRA is terminated early due to certain mergers or other changes of control or Stronghold Inc. has available cash but fails to make payments when due, generally Stronghold Inc. may defer payments due under the TRA if it does not have available cash to satisfy its payment obligations under the TRA or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the TRA generally will accrue interest at the rate provided for in the TRA, and such interest may significantly exceed Stronghold Inc.’s other costs of capital. If Stronghold Inc. experiences a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations), and in certain other circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, Stronghold Inc. realizes in respect of the tax attributes subject to the TRA. In the case of such an acceleration in connection with a change of control, where applicable, Stronghold Inc. generally expects the accelerated payments due under the TRA to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on our ability to consummate a change of control or reduce the proceeds received by our stockholders in connection with a change of control. However, Stronghold Inc. may be required to fund such payment from other sources, and as a result, any early termination of the TRA could have a substantial negative impact on our liquidity or financial condition.
Recent Accounting Pronouncements
As an “emerging growth company” (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
As of January 1, 2020, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Financial Accounting Standards Board ("FASB") ASC 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 under the modified retrospective approach whereby the cumulative effect of adopting the new guidance was recognized on the date of initial application. The adoption of ASC 606 did not result in a change to the accounting for revenue, as such, no cumulative effect adjustment was recorded.
In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. Beginning after December 15, 2021 and the six months ended June 30, 2021, the guidance under Topic 842 is effective. We are still in the process of developing our new accounting policies and determining the potential aggregate impact this guidance is likely to have on its unaudited combined financial statements as of its adoption date.

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date for the reasons stated below.
During the course of preparing for the IPO, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting as of and for the six months ended June 30, 2021. We concluded that our internal control over financial reporting did not result in the proper classification of our outstanding shares of Class V common stock as mezzanine equity which, due to its impact on our unaudited financial statements as of and for the six months ended June 30, 2021, we determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

We identified a material weakness in our controls over the accounting for mezzanine and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as mezzanine and permanent equity, did not operate effectively to appropriately apply the provisions of ASC 480-10-10-S99-3A. This material weakness resulted in the failure to prevent a material error in the accounting for mezzanine and permanent equity and the resulting restatement of our previously issued financial statements. The restatement resulted in a balance sheet adjustment that reclassified the shares of Class V common stock as mezzanine equity at the maximum redemption value under the Redemption Right at $18.39 per share, net of the non-controlling equity interest. As a result, $167.7 million of permanent equity was reclassified to mezzanine equity (as more fully described in Note 15 to our summary historical financial data as of June 30, 2021 and for the six months ended June 30, 2021 included in the Final Prospectus). The reason for the reclassification from permanent equity to mezzanine equity related to the fact that the Class V common stock, together with the corresponding Class A common units of Stronghold LLC, held by Q Power can be redeemed by Q Power and, in response to a redemption request from Q Power, can be repurchased by the Company in exchange for either shares of the Company’s Class A common stock or, at the Company’s election, cash of equivalent value.
In response to this material weakness, we have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of the internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of temporary and permanent equity and complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors
Investing in our Class A common stock involves risks. You should carefully consider the information in this Quarterly Report on Form 10-Q, including the matters addressed under “Cautionary Note Regarding Forward-Looking Statements” and the following risks before making an investment decision. Our business, financial condition and results of operations could be materially adversely affected by any of these risks or uncertainties. The trading price of our Class A common stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks Related to Our Business
We have a limited operating history, with operating losses as we have grown.
We have undergone a transformation of our business in recent years and began Bitcoin mining in May 2018. We have experienced recurring losses from operations in prior years. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the Bitcoin mining and power generation sectors, including fluctuating Bitcoin to U.S. Dollar prices, the costs of Bitcoin miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.
We have a hybrid business model which is highly dependent on the price of Bitcoin. A decline in the price of Bitcoin could result in significant losses.
We have a hybrid business model. We are an independent power generation company that maintains the flexibility to both sell power to PJM Interconnection Merchant Market ("PJM"), a regional transmission organization that coordinates the movement of wholesale electricity in all or part of 13 states and the District of Columbia, at higher prices and draw on PJM at lower prices. During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. If the dollar value of Bitcoin decreases, we could incur future losses and these losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. We are closely monitoring our cash balances, cash needs and expense levels, but significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in Bitcoin prices could significantly impact our financial performance. Our mining operations are costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.
We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

We have an evolving business model which is subject to various uncertainties.
We operate a coal refuse power generation facility and crypto asset mining operation in Pennsylvania and are seeking to acquire additional power generation facilities in and around Pennsylvania. As crypto assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require us to change our business in order to comply fully with federal and state laws regulating power generation, crypto asset (including Bitcoin) mining, or provision of Bitcoin and crypto asset mining services to third parties. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.
We may be unable to raise additional capital needed to grow our business.
We may operate at a loss as we continue to establish our business model, or if Bitcoin prices decline. In addition, we expect to need to raise additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.
Our loss of any of our management team or workforce, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.
Our success and future growth will depend to a significant degree on the skills and services of our management team, including Gregory A. Beard, William Spence, Ricardo Larroudé and Richard J. Shaffer. The loss of key members of our management team could inhibit our growth prospects. Additionally, we will need to continue to grow our management team in order to alleviate pressure on our existing team and in order to continue to develop our business and execute on our business plans. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management team, the loss of such management personnel may significantly disrupt our business.
Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. Following the IPO, and the closing of the Panther Creek Acquisition, we entered into the Omnibus Services Agreement whereby an affiliate of Olympus is responsible for employing certain personnel to operate the Panther Creek Plant and Scrubgrass Plant. If the Omnibus Services Agreement is terminated for any reason, we would be required to hire the personnel to operate these plants or find replacement personnel, and we may have difficulty finding replacement personnel to operate these plants if that becomes necessary.
Further, as we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the Bitcoin industry. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed. William Spence, Co-Chairman of our Board, is a pancreatic cancer survivor and is currently in remission. Mr. Spence is continuing to fulfill his responsibilities as the Co-Chairman with no interruption. At this time, no organizational changes related to Mr. Spence’s health are planned or anticipated.
Our management team has limited experience managing a public company.
Members of our management team have limited experience serving as executive officers or directors of a public company and interacting with public company investors, and may not have experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our immediate transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business and financial performance.

We may be unable to successfully enter into definitive purchase agreements for or close on the additional plants or miners described herein, or any other potential acquisition, on the terms described or at all.
There is no assurance that we will enter into a definitive purchase agreement for the additional plants or miners described herein, or any other potential acquisition. We could determine through a market analysis, a review of historical and projected financial statements of the company or other due diligence that the target assets do not meet our investment standards. We also may be unable to come to an agreement. Additionally, there is no assurance that we will successfully close an acquisition once a purchase agreement has been signed, or that we will realize the expected benefits from any potential acquisition.
We have entered into a non-binding letter of intent with Olympus for the purchase of the Third Plant, a coal refuse plant with 112 MW of net electricity generation capacity located in Pennsylvania. The acquisition of the Third Plant is subject to due diligence and negotiation of a definitive agreement, and there is no assurance we will enter into a definitive agreement with Olympus relating to such acquisition. Furthermore, should we enter into a definitive agreement with Olympus for the acquisition of the Third Plant, we anticipate that the consummation of any potential transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that the transaction will be completed in a timely manner or at all. While we are considering a strategic acquisition of additional power assets, we have not identified, and there are no assurances that we will be able to identify or acquire, additional power assets.
We are dependent on third-party brokers and direct suppliers to source some of our miners, and failure to properly manage these relationships, or the failure of these brokers or suppliers to perform as expected, could have a material adverse effect on our business, prospects or operations.
We currently rely on third-party brokers and direct suppliers to source some of our miners. We have no assurance that business interruptions will not occur as a result of the failure by these brokers or suppliers to perform as expected, including the failure to locate acceptable or sufficient miners for our purchase. Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. We cannot ensure that our brokers or suppliers will continue to perform services to our satisfaction or on commercially reasonable terms. The recent increased demand for miners has also limited the supply of miners that brokers may source for us. Our brokers or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. There are no assurances that any miner manufacturers will be able to keep pace with the surge in demand for mining equipment. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive miners. For example, China has been experiencing power shortages, and certain of our miner suppliers have been impacted by related intermittent power outages. Additionally, certain companies, including Bitmain, may move their production of miners out of China and into other countries following the September 2021 blanket ban on crypto mining and transactions by Chinese regulators. Such power outages and production relocations could result in cancellations or delays and may negatively impact our ability to receive mining equipment on a timely basis or at all. If our brokers or suppliers are not able to provide the agreed services at the level of quality and quantity we require or become unable to handle the volume of miners we seek, we may not be able to replace such brokers or suppliers in a timely manner. Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.
We cannot predict the outcome of the legal proceedings with respect to our current and past business activities. An adverse determination could have a material adverse effect on our business, financial condition and results of operations.
We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.
COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.
The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world. The World Health Organization has declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In the United States, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. We are still assessing the effect on our business from COVID-19 and any actions implemented by the federal, state and local governments. We may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs. If we are unable to effectively service our miners, our ability to mine Bitcoin will be adversely affected as miners go offline, which would have an adverse effect on our business and the results of our operations.
China has limited the shipment of certain products in and out of its borders, which could negatively impact our ability to receive mining equipment from China-based suppliers. Third-party manufacturers, suppliers, sub-contractors and customers have been and may continue to be disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our existing miners, as well as any new miners we purchase, may be delayed. As our miners require repair or become obsolete and require replacement, our ability to obtain adequate replacements or repair parts from their manufacturer may therefore be hampered. Supply chain disruptions could therefore negatively impact our operations. If not resolved quickly, the impact of the COVID-19 global pandemic could have a material adverse effect on our business.
Regulatory Related Risks
If we were deemed to be an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the Investment Company Act.
As the sole managing member of Stronghold LLC, we will control and operate Stronghold LLC. On that basis, we believe that our interest in Stronghold LLC is not an “investment security” as that term is used in the Investment Company Act. However, if we were to cease participation in the management of Stronghold LLC, our interest in Stronghold LLC could be deemed an “investment security” for purposes of the Investment Company Act. We and Stronghold LLC intend to conduct our operations so that we will not be deemed an investment company.
Additionally, we believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. As a result of our investments and our crypto asset mining activities, it is possible that the investment securities we hold in the future could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. To date the SEC staff have treated Bitcoin as a commodity, but it is possible that the SEC may deem Bitcoins and other crypto assets an investment security in the future, although we do not believe any of the Bitcoin we own, acquire or mine are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of December 31, 2020, we do not believe we are an inadvertent investment company. If we do become an inadvertent investment company in the future, we may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and Bitcoin on hand or liquidating our investment securities or Bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Liquidating our investment securities or Bitcoin could result in losses.
As the Rule 3a-2 exception is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.
Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations. Furthermore, our classification as an investment company could adversely affect our ability to engage in future combinations, acquisitions or other transactions on a tax-free basis.
We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.
Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations.
Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.
We are subject to the rules enforced by The Office of Financial Assets Control of the US Department of Treasury (“OFAC”), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s specially designated nationals list.
The cryptoeconomy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of

Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China.
The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may effect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.
Bitcoin’s status as a “security,” a “commodity” or a “financial instrument” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. To date, the SEC staff have treated Bitcoin as a commodity. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ether are securities (in their current form). Bitcoin and Ether are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.
Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets as “securities.” If Bitcoin or any other supported crypto asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared, and custodied as compared to other crypto assets that are not considered to be securities.

Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.
Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigations before the agencies and/or in state of federal court.
The regulatory environment has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission. These changes are ongoing, and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business. In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed or materially altered, our business prospects and financial results could be negatively impacted. In addition, since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact our ability to hedge its portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting our ability to utilize non-cash collateral for derivatives transactions.
Our combustion of coal refuse is subject to environmental laws and regulations relating to emissions and management of coal residues following combustion that could increase our costs of doing business and adversely impact our business, financial condition and results of operations.
Our operations are subject to stringent federal, state and local laws and regulations governing air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Furthermore, there is increased focus by the current Biden Administration in pursuing a clean energy plan in Congress that would seek to increase electric power generation from renewable sources such as wind, solar, nuclear and hydro energy in replacement of power from fossil fuel sources, including coal. Additionally, the Biden Administration has stated it has a goal to achieve a carbon pollution-free electric power sector by 2035 and to put the United States on a path to a net-zero carbon emissions economy by 2050. See “Business – Environmental Matters” in our Final Prospectus for more discussion on these matters. Our obligation to comply with these new regulatory requirements limiting emissions from the combustion of fossil fuels is described in the “Business – Environmental Matters” section of our Final Prospectus and could adversely impact our operations, increase our environmental compliance costs and potentially reduce the extent of our business, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our operations involving the combustion of coal refuse are subject to a number of risks arising out of the threat of climate change, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our operations are subject to regulatory, political, litigation and financial risks associated with the use of fossil fuels, including coal refuse, and emission of greenhouse gases (“GHGs”). The Biden Administration has already issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Agreement, pursuant to which the administration has announced a goal of halving U.S. GHG emissions by 2030. See “Business – Environmental Matters” in our Final Prospectus for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives pertaining to GHG emissions and climate change, as described in the "Business - Environmental Matters" section of our Final Prospectus, could result in the imposition of more stringent standards on us with respect to our GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, including coal refuse. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling the extent of our business activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternative energy sources (such as Pennsylvania’s Tier I Alternative Energy Sources, including solar photovoltaic energy, wind power, and low-impact hydropower) that do not generally have the adverse impact to the environment that is associated with the combustion of coal and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels could also reduce demand for coal refuse power generation facility activities. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Our cost of compliance with existing and new environmental laws relating to the combustion of coal refuse could have a material adverse effect on us.
We are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency ("EPA"), and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on us.
The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facility or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at our generation facility will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments. These costs could have a material adverse effect on us.
We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of our generation facility could be stopped, disrupted, curtailed or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification or additional costs could have a material adverse effect on us.
In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligations to us.
We could be materially and adversely affected if current regulations are implemented or if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.
There is attention and interest nationally and internationally about global climate change and how GHG emissions, such as carbon dioxide (“CO2”), contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. A number of federal and state court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from GHG emissions.

The availability and cost of emission allowances due to the cost of coal refuse could adversely impact our costs of operations.
We are required to maintain, through either allocations or purchases, sufficient emission allowances for sulfur dioxide, CO2 and nitrogen oxides (“NOx”) to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, the purchase of such allowances could materially increase our costs of operations in the affected markets.
Our future results may be impacted by changing customer and stakeholder expectations and demands including heightened emphasis on environmental, social and governance concerns.
Our business outcomes are influenced by the expectations of our customers and stakeholders. Those expectations are based on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continues to shape our customers’ and stakeholders’ sustainability goals and energy needs. Failure to meet those expectations or to adequately address the risks and external pressures from regulators, investors and other stakeholders may impact favorable outcomes in future rate cases and our results of operations.
Crypto Asset Mining Related Risks
The open-source structure of the certain crypto asset network protocol, including Bitcoin, means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage that network and an investment in us.
The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a crypto asset network which we are mining on may adversely affect an investment in us.
The further development and acceptance of crypto asset networks and other crypto assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of crypto asset systems may adversely affect an investment in us.
Crypto assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. The use of crypto assets to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs crypto assets, including Bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. The further growth and development of any crypto assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer and usage of crypto assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
•continued worldwide growth in the adoption and use of crypto assets as a medium to exchange;
•governmental and quasi-governmental regulation of Bitcoin and its use, or restrictions on or regulation of access to and operation of the Bitcoin network or similar crypto asset systems;
•changes in consumer demographics and public tastes and preferences;
•the maintenance and development of the open-source software protocol of the network, including software updates and changes to network protocols that could introduce bugs or security risks;

•the increased consolidation of contributors to the Bitcoin blockchain through mining pools;
•the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•the use of the networks supporting crypto assets for developing smart contracts and distributed applications;
•general economic conditions and the regulatory environment relating to crypto assets;
•environmental restrictions on the use of power to mine Bitcoin and a resulting decrease in global Bitcoin mining operations;
•an increase in Bitcoin transaction costs and a resultant reduction in the use of and demand for Bitcoin; and
•negative consumer sentiment and perception of Bitcoin specifically and crypto assets generally.
The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any Bitcoin we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.
Our reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on our operations such as a result of cyber-attacks against the mining pool operator and/or our limited recourse against the mining pool operator with respect to rewards paid to us.
We receive crypto asset mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided.
While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.
Banks and financial institutions vary in the services they provide to businesses that engage in Bitcoin-related activities or that accept Bitcoin as payment.
Although a number of significant U.S. banks and investment institutions, such as Goldman Sachs, Citi Group, J. P. Morgan and BlackRock, allow customers to carry and invest in Bitcoin and other crypto assets, the acceptance and use by banks of crypto assets, including Bitcoin, varies. Additionally, a number of companies and individuals or businesses associated with crypto assets may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to crypto assets has been to exclude their use for ordinary consumer transactions. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including banking services and overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. However, in 2020, the Office of the Comptroller of the Currency of the U.S. Treasury Department announced that national banks and federal savings associations may provide crypto asset custody services for customers. While we expect Bitcoin to continue to gain greater acceptance by banks and investment institutions, we cannot accurately predict the level and scope of services that these institutions will offer to businesses engaging in Bitcoin or other crypto asset related activities.
The usefulness of Bitcoin, the only crypto asset we currently mine, as a payment system and the public perception of Bitcoin could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other crypto asset-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert Bitcoin to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.
We may face risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin.
A disruption of the Internet may affect the use of Bitcoin and other crypto assets and subsequently the value of our Class A common stock. Generally, Bitcoin and our business of mining Bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin.
The impact of geopolitical and economic events on the supply and demand for crypto assets, including Bitcoin, is uncertain.
Geopolitical crises may motivate large-scale purchases of Bitcoin and other crypto assets, which could increase the price of Bitcoin and other crypto assets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, Bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our Class A common stock. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
Governmental actions may have a materially adverse effect on the crypto asset mining industry as a whole, which would have an adverse effect on our business and results of operations.
China has historically been the world’s largest producer of Bitcoin and has housed the large majority of the world’s crypto asset mining power (some observers estimate that China produced as high as 80% of the world’s crypto asset mining power at certain points in time). In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. We cannot quantify the effects of this regulatory action on our industry as a whole. If further regulation follows, it is possible that our industry may not be able to cope with the sudden and extreme loss of mining power.
Additionally, in May 2021, a bill was presented to the New York Senate’s Environmental Conservation Committee that would have established a three-year moratorium on the operation of cryptocurrency mining centers pending an environmental impact study on the greenhouse gas emissions caused by the Bitcoin mining industry in the State of New York but that bill failed to pass the state assembly in June 2021. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further extreme regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.
We may not be able to compete with other companies, some of whom have greater resources and experience.
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The crypto asset industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. Additionally, the number of Bitcoin and other cryptocurrency mining companies has increased in recent years. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our Class A common stock, which would harm investors in our Company.
The properties included in our mining network may experience damages, including damages that are not covered by insurance.
Our current mining operation in Venango County in Western Pennsylvania is, and any future mining operations we establish will be, subject to a variety of risks relating to physical condition and operation, including:
•the presence of construction or repair defects or other structural or building damage;
•any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and
•claims by employees and others for injuries sustained at our properties.
For example, our mining operations could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the facilities where are miners are located. The security and other measures we take to protect against these risks may not be sufficient. Our property insurance covers both plant and mining equipment, and includes business interruption for both power plant and mining operations, subject to certain deductibles. Therefore, our insurance may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are only operating from a single location.
Acceptance and/or widespread use of Bitcoin and other crypto assets is uncertain.
Currently, there is a relatively limited use of any crypto assets, with Bitcoin being the most utilized, in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our Class A common stock. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions, process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low.
The relative lack of acceptance of Bitcoin in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin we mine or otherwise acquire or hold for our own account.
The characteristics of crypto assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.
Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, Commodity Futures Trading Commission, and Federal Trade Commission, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the Federal Bureau of Investigation has noted the increasing use of digital currency in various ransomware scams.
While we believe that our risk management and compliance framework, which includes thorough reviews we conduct as part of our due diligence process, is reasonably designed to detect any such illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. We or our potential banking counterparties may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. If one of our customers (or in the case of digital currency exchanges, their customers) were to engage in or be accused of engaging in illegal activities using digital currency, we could be subject to various fines and sanctions, including limitations on our activities, which could also cause reputational damage and adversely affect our business, financial condition and results of operations.
The decentralized nature of crypto asset systems may lead to slow or inadequate responses to crises, which may negatively affect our business.
The decentralized nature of the governance of crypto asset systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many crypto asset systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of the Bitcoin system leads to ineffective decision making that slows development and growth of Bitcoin, the value of our securities may be adversely affected.
It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin or other crypto assets, participate in blockchains or utilize similar crypto assets in one or more countries, the ruling of which would adversely affect us.
Although currently crypto assets generally are not regulated or are lightly regulated in most countries, countries such as China and Russia have taken harsh regulatory action to curb the use of crypto assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell or use these crypto assets or to exchange them for fiat currency. In September 2021, China instituted a blanket ban on all crypto transactions and mining, including services provided by overseas crypto exchanges in mainland China, effectively making all crypto-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in Bitcoin or other crypto assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, ultimately harming investors.
There is a lack of liquid markets, and possible manipulation of blockchain/crypto assets.
Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The laxer a distributed ledger platform is about vetting issuers of crypto asset assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

Crypto assets may have concentrated ownership and large sales or distributions by holders of such crypto assets could have an adverse effect on the market price of such crypto asset.
As of December 31, 2020, the largest 100 Bitcoin wallets held approximately 14% of the Bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Similar or more concentrated levels of concentrated ownership may exist for other crypto assets as well. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin and other crypto assets.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.
We compete with other users and/or companies that are mining Bitcoin and other potential financial vehicles, including securities backed by or linked to Bitcoin through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.
The loss or destruction of private keys required to access any crypto assets held in custody for our own account may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to our ability to access any crypto assets, it could cause regulatory scrutiny, reputational harm, and other losses.
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our hot wallet or cold storage containing crypto assets held for our own account or for our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ crypto assets could adversely affect our ability to access or sell our crypto assets, and subject us to significant financial losses. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of crypto assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds.
Cryptocurrencies including Bitcoin face significant scaling obstacles that can lead to high fees or slow transaction settlement times.
Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling crypto assets is essential to the widespread acceptance of crypto assets as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many crypto asset networks, including the Bitcoin network, face significant scaling challenges. For example, crypto assets are limited with respect to how many transactions can occur per second. Participants in the crypto asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of crypto assets and, specifically, Bitcoin transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.
The price of Bitcoin may be affected by the sale of Bitcoin by other vehicles investing in Bitcoin or tracking Bitcoin markets.
The global market for Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which Bitcoin is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in Bitcoin or tracking Bitcoin markets form and come to represent a significant proportion of the demand for Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could negatively affect Bitcoin prices and therefore affect the value of the Bitcoin inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto asset transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to Bitcoin hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.
Our mining operations can only be successful and ultimately profitable if the costs of mining Bitcoin, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of a Bitcoin. As our mining facility operates, our miners experience ordinary wear and tear and general hardware breakdown, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The physical degradation of our miners will require us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis. Also, because we expect to depreciate all new miners, our reported operating results will be negatively affected.

The global supply chain for Bitcoin miners is presently constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage and further exasperated due to the COVID-19 pandemic, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners; supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of Bitcoin miners, has seen a production slowdown as a result of COVID-19. Should similar outbreaks or other disruptions to the China-based global supply chain for Bitcoin hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.
Moreover, we may experience unanticipated disruptions to operations or other difficulties with our supply chain due to volatility in regional markets where our miners are sourced, particularly China and Taiwan, changes in the general macroeconomic outlook, political instability, expropriation or nationalization of property, civil strife, strikes, insurrections, acts of terrorism, acts of war or natural disasters. For example, our business operations may be adversely affected by the current and future political environment in the Communist Party of China. China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. Our ability to source miners from China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs and other matters.
We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.
Competitive conditions within the Bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the Bitcoin industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the value of our securities.
The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.
Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of crypto assets over a long period of time resulting in an ever smaller number of coins being mined, reducing the risk of coin-based inflation. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020 at block 630,000 and the reward reduced to 6.25. The next halving will likely occur in 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around 2140. While Bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

Our future success will depend upon the value of Bitcoin and other crypto assets; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.
Our operating results will depend on the value of Bitcoin because it is the only crypto asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are based on two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value of Bitcoin. In addition, our operating results are directly impacted by changes in the value of Bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking Bitcoin to fair value each quarter). This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Further, our current miners are principally utilized for mining Bitcoin and do not generally mine other crypto assets, such as Ether, that are not mined utilizing the “SHA-256 algorithm.” If other crypto assets were to achieve acceptance at the expense of Bitcoin causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work encryption algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.
The market price of Bitcoin, which has historically been volatile and is impacted by a variety of factors (including those discussed herein), is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities.
Demand for Bitcoin is driven, in part, by its status as the most prominent and secure crypto asset. It is possible that crypto assets other than Bitcoin could have features that make them more desirable to a material portion of the crypto asset user base, resulting in a reduction in demand for Bitcoin, which could have a negative impact on the price of Bitcoin and adversely affect an investment in us.
Bitcoin, as an asset, holds “first-to-market” advantages over other crypto assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest mining power in use to secure its blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a crypto asset’s network and its blockchain; as a result, the advantage of more users and miners makes a crypto asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.
Despite the marked first-mover advantage of the Bitcoin network over other crypto asset networks, it is possible that another crypto asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a crypto asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share as well as other crypto assets we may become involved in and have a negative impact on the demand for, and price of, such crypto assets and could adversely affect an investment in us. It is possible that we will mine alternative crypto assets in the future, but we may not have as much experience to date in comparison to our experience mining Bitcoin, which may put us at a competitive disadvantage.
We may not be able to realize the benefits of forks. Forks in a crypto asset network may occur in the future which may affect the value of Bitcoin held by us.
To the extent that a significant majority of users and miners on a crypto asset network install software that changes the crypto asset network or properties of a crypto asset, including the irreversibility of transactions and limitations on the mining of new crypto asset, the crypto asset network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the crypto asset network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the crypto asset running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a crypto asset, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the Bitcoin network could adversely affect an investment in our securities or our ability to operate.
We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities. If we hold Bitcoin at the time of a hard fork into two crypto assets, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new crypto asset exceed the benefits of owning the new crypto asset. Additionally, laws, regulation or other factors may prevent us from benefiting from the new asset even if there is a safe and practical way to custody and secure the new asset.
There is a possibility of Bitcoin mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.
Proof of stake is an alternative method for validating Bitcoin transactions. Should Bitcoin’s algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our Bitcoin mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain form this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any crypto asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any crypto asset network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new crypto assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own crypto assets (i.e., spend the same crypto assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the crypto asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.
For example, in late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50% of the processing power on the Bitcoin network. To the extent that GHash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the Bitcoin network.
The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of crypto asset transactions. To the extent that the crypto assets ecosystems do not act to ensure greater decentralization of crypto asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any crypto asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
As with any computer code generally, flaws in crypto asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
If the award of Bitcoin reward for solving blocks and transaction fees, is not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations, which will likely lead to our failure to achieve profitability.
As the number of Bitcoins awarded for solving a block in a blockchain decreases, our ability to achieve profitability worsens. Decreased use and demand for Bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, we may not have an adequate incentive to continue mining and may cease our mining operations. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects our activities. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events could have a material adverse effect on our ability to continue to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
Transactional fees may decrease demand for Bitcoin and prevent expansion that could adversely impact an investment in us.
As the number of Bitcoins currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the Bitcoin network may transition from a set reward to transaction fees. In order to incentivize miners to continue to contribute to the Bitcoin network, the Bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept Bitcoin as a means of payment and existing users may be motivated to switch from Bitcoin to another crypto asset or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Bitcoin and prevent the expansion of the Bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin that could adversely impact an investment in our securities. Decreased use and demand for Bitcoins that we have accumulated may adversely affect their value and may adversely impact an investment in us.
Because the number of Bitcoin awarded for solving a block in the Bitcoin network blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of Bitcoins, which might make Bitcoin mining uneconomical for us.
The award of new Bitcoin for solving blocks continually declines, so that Bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of Bitcoin. If the pricing of Bitcoin were to decline significantly, there can be no assurance that we would be able to recover our investment in the computer hardware and processing power required to upgrade our mining operations. There can, moreover, be no assurance that we will have the resources to upgrade our processing power in order to maintain the continuing profitability of our mining operations. Also, the developers of the Bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require us to modify our Bitcoin operations, and increase our investment in Bitcoin, in order to maintain profitability. There can be no assurance, however, that we will be able to do so.

Bitcoin mining is capital intensive.
Remaining competitive in the Bitcoin mining industry requires significant capital expenditure on new chips and other hardware necessary to increase processing power as the Bitcoin network difficulty increases. If we are unable to fund our capital expenditures, either through our revenue stream or through other sources of capital, we may be unable to remain competitive and experience a deterioration in our result of operations and financial condition.
Our crypto assets may be subject to loss, damage, theft or restriction on access. Additionally, incorrect or fraudulent cryptocurrency transactions may be irreversible.
There is a risk that part or all of our crypto assets could be lost, stolen or destroyed. Crypto assets are stored in crypto asset sites commonly referred to as “wallets” which may be accessed to exchange a holder’s crypto assets. Access to our Bitcoin assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted wallet. We believe that our crypto assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our crypto assets. Hackers or malicious actors may attempt to steal Bitcoins, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms, storage locations or software, our general computer systems or networks, or by other means. We cannot guarantee that we will prevent loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our crypto assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect the Company’s operations and, consequently, an investment in us.
Further, it is possible that, through computer or human error, theft or criminal action, our crypto assets could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, Bitcoin transactions are irrevocable, and stolen or incorrectly transferred cryptocurrencies may be irretrievable, and we may have extremely limited or no effective means of recovering such Bitcoins. As a result, any incorrectly executed or fraudulent Bitcoin transactions could adversely affect our business.
The limited rights of legal recourse against us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our crypto assets for which no person is liable.
The crypto assets held by us are not insured. Therefore, a loss may be suffered with respect to our crypto assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.
Digital assets held by us are not subject to FDIC or SIPC protections.
We do not hold our crypto assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our crypto assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.
Intellectual property rights claims may adversely affect the operation of some or all crypto asset networks.
Third parties may assert intellectual property claims relating to the holding and transfer of crypto assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all crypto asset networks’ long-term viability or the ability of end-users to hold and transfer crypto assets may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all crypto asset networks or holding or transferring their crypto assets. As a result, an intellectual property claim against us or other large crypto asset network participants could adversely affect an investment in us.
Power Generation Related Risks
Our financial performance, as relating to both our power sales and Bitcoin mining operations, may be impacted by price fluctuations in the wholesale power market, as well as fluctuations in coal markets and other market factors that are beyond our control.
Our revenues, cost of doing business, results of operations and operating cash flows generally may be impacted by price fluctuations in the wholesale power market and other market factors beyond our control. Market prices for power, capacity, ancillary services, natural gas, coal and oil are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long- and short-term power prices may also fluctuate substantially due to other factors outside of our control, including:
•changes in generation capacity in our markets, including the addition of new supplies of power as a result of the development of new plants, expansion of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional transmission capacity;
•environmental regulations and legislation;
•electric supply disruptions, including plant outages and transmission disruptions;
•changes in power transmission infrastructure;
•fuel transportation capacity or delivery constraints or inefficiencies and changes in the supply of fuel;
•changes in law, including judicial decisions;
•weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
•changes in commodity prices and the supply of commodities, including but not limited to natural gas, coal and oil;
•changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;
•development of new fuels, new technologies and new forms of competition for the production of power;
•fuel price volatility;
•economic and political conditions;
•supply and demand for energy commodities;
•availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal and customer-usage of energy-efficient equipment that reduces energy demand;
•ability to procure satisfactory levels of inventory, such as coal refuse; and
•changes in capacity prices and capacity markets.
Such factors and the associated fluctuations in power and prices could affect wholesale power generation profitability and cost of power for crypto asset mining activities.
Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our Bitcoin mining and power sales revenues, results of operations, cash flows and financial condition. We are subject to liability risks relating to our competitive power generation business operations.
Our current power generation facility and plants that we may acquire in the future require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns, forced outages or any unanticipated capital expenditures could result in reduced profitability.
We cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify a unit, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the federal Clean Air Act, as amended from time to time, which would likely result in substantial additional capital expenditures.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial liability, caused to or by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.
Natural or man made events may cause our power production to fall below our expectations.
Our electricity generation depends upon our ability to maintain the working order of our coal refuse power generation facility. A natural or manmade disaster, severe weather such as snow and ice storms, or accident could impede our ability to access the coal refuse that is necessary for our plant to operate, damage our transmission line preventing us from distributing power to the PJM grid and our miners or require us to shut down our plant or related equipment and facilities. To the extent we experience a prolonged interruption at our plant or a transmission outage due to natural or manmade events, our electricity generation levels could materially decrease. We may also incur significant repair and clean-up costs associated with these events. The effect of the failure of our plant to operate as planned as described above could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to operate the power generation facility as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.
Our operation of the power generation facility, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them. Having to purchase power at then-market rates could also have a negative impact on the cost structure of our crypto asset mining operations.
Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur.
Changes in tax credits related to coal refuse power generation could have a material adverse effect on our business, financial condition, results of operations and future development efforts.
Our profitability depends, in part, on the continued availability of state renewable energy tax credits offered by the Commonwealth of Pennsylvania through programs such as the one established under The Alternative Energy Portfolio Standards Act of 2004 or the Coal Refuse Energy and Reclamation Tax Credit Program established by Act 84 of July 13, 2016. This tax credit program could be changed or eliminated as a result of state budget considerations or otherwise. Reduction or elimination of such credits could materially and adversely harm our business, financial condition, results of operations and future development efforts.
Land reclamation requirements may be burdensome and expensive.
We operate in partnership with the Pennsylvania Department of Environmental Protection and local environmental authorities to reclaim coal refuse piles. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards and reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations, we must allocate financial resources that might otherwise be spent on implementing our business plan. We have established reserves for our reclamation obligations, but these reserves may not be adequate. If the costs associated with our reclamation work are higher than we anticipate, our financial position could be adversely affected.
Fluctuations in fuel costs could affect our business, financial condition and results of operations.
We rely on third party carriers for delivery of the coal refuse used at our plant. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to deliver coal refuse to our facility, any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.

Competition in power markets may have a material adverse effect on our results of operations, cash flows and the market value of our assets.
We have numerous competitors in all aspects of our business, and additional competitors may enter the industry. New parties may offer wholesale electricity bundled with other products or at prices that are below our rates.
Other companies with which we compete may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses or greater flexibility in the timing of their sale of generation capacity and ancillary services than we do. Competitors may also have better access to subsidies or other out-of-market payments that put us at a competitive disadvantage.
Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to marketing of wholesale power than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. There can be no assurance that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business, financial condition, results of operations and cash flow.
Changes in technology may negatively impact the value of our power generation facility.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which has been expanded due to global climate change concerns. Research and development activities are ongoing to seek improvements in alternate technologies. It is possible that advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our plants. As a result of all of these factors, the value of our generation facilities could be significantly reduced.
Our results of operations and financial condition could be materially and adversely affected if energy market participants continue to construct additional generation facilities (i.e., new-build) or expand or enhance existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices.
Given the overall attractiveness of certain of the markets in which we operate, and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities (i.e., new-build) or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, and/or if our crypto asset mining competitors begin to build or acquire their own power plants to fuel their crypto asset mining operations, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in a cheaper supply of electricity to our crypto asset mining competitors.
We sell capacity, energy, and ancillary services to the wholesale power grid managed by PJM. Our business may be affected by state interference in the competitive wholesale marketplace.
We sell capacity, energy, and ancillary services to the wholesale power grid managed by PJM. The competitive wholesale marketplace may be impacted by out-of-market subsidies provided by states or state entities, including bailouts of uneconomic nuclear plants, imports of power from Canada, renewable mandates or subsidies, mandates to sell power below its cost of acquisition and associated costs, as well as out-of-market payments to new or existing generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to premature retirement of existing facilities, including those owned by us. If these measures continue, capacity and energy prices may be suppressed, and we may not be successful in our efforts to insulate the competitive market from this interference. Our wholesale power revenue may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive wholesale markets or to own and operate rate-regulated facilities that provide capacity, energy and ancillary services that could be provided by competitive market participants.

Because our coal refuse power generation facility is a member of PJM, a regional transmission organization, we may be required to supply power to the grid at a time that is not optimal to our operations.
As a member of PJM, we are subject to the operations of PJM, and our coal refuse power generation facility is under dispatch control of PJM. PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. Thus we may be required to supply power to PJM, diverting capacity away from our mining operations, at a time that is not economical for our business strategy. To the extent we are required to supply power to PJM for a sustained period of time, we could experience unplanned and extended outages of our mining operations, which could have a material adverse effect on our business, financial condition and results of operations.
We are required to obtain, and to comply with, government permits and approvals.
We are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can sometimes result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including (i) failure to provide adequate financial assurance for closure, (ii) failure to comply with environmental, health and safety laws and regulations or permit conditions, (iii) local community, political or other opposition and (iv) executive, legislative or regulatory action.
Our inability to procure and comply with the permits and licenses required for our operations, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or elicit claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.
Operation of power generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of equipment and delivering electricity to transmission and distribution systems, including the transmission lines that run from our power generation facility to our Bitcoin mining operations. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other human-made hazards, such as nuclear accidents, dam failure, gas or other explosions, mine area collapses, fire, structural collapse, machinery failure and other dangerous incidents are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant, equipment, and transmission lines, contamination of, or damage to, the environment and suspension of operations. Further, our employees and contractors work in, and customers and the general public may be exposed to, potentially dangerous environments at or near our operations. As a result, employees, contractors, customers and the general public are at risk for serious injury, including loss of life.
The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.
Adverse economic conditions could adversely affect our wholesale power business, financial condition, results of operations and cash flows.
Adverse economic conditions and declines in wholesale energy prices, partially resulting from adverse economic conditions, may impact the results of our operations. The breadth and depth of negative economic conditions may have a wide-ranging impact on the U.S. business environment, including our wholesale power businesses. In addition, adverse economic conditions also reduce the demand for energy commodities. Reduced demand from negative economic conditions continues to impact the key domestic wholesale energy markets we serve. The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale energy markets in general, further impacting our energy marketing results. In general, economic and commodity market conditions will continue to impact our unhedged future energy margins, liquidity, earnings growth and overall financial condition. In addition, adverse economic conditions, declines in wholesale energy prices, reduced demand for power and other factors may negatively impact the value of our securities and impact forecasted cash flows, which may require us to evaluate its goodwill and other long-lived assets for impairment. Any such impairment could have a material impact on our financial statements.
Our use of hedging instruments could impact our liquidity.
We use various hedging instruments, including forwards, futures, financial transmission rights, and options, to manage our power market price risks. These hedging instruments generally include collateral requirements that require us to deposit funds or post letters of credit with counterparties when a counterparty’s credit exposure to us is in excess of agreed upon credit limits. When commodity prices decrease to levels below the levels where we have hedged future costs, we may be required to use a material portion of our cash or liquidity facilities to cover these collateral requirements. Additionally, existing or new regulations related to the use of hedging instruments may impact our access to and use of hedging instruments.
Financial, Tax and Accounting-Related Risks
Future developments regarding the treatment of crypto assets for U.S. federal income and foreign tax purposes could adversely impact our business.
Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving crypto assets, such as Bitcoin, are uncertain, and it is unclear what guidance may be issued in the future on the treatment of crypto asset transactions, including mining, for U.S. federal income and foreign tax purposes. Current Internal Revenue Service ("IRS") guidance indicates that crypto assets such as Bitcoin should be treated and taxed as property, and that transactions involving the payment of crypto assets such as Bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for circumstances in which a Bitcoin passes from one person to another, usually by means of Bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains (as opposed to ordinary income) treatment to those transactions generally.
There can be no assurance that the IRS or other foreign tax authority will not alter its existing position with respect to crypto assets in the future or that a court would uphold the treatment of Bitcoin or other crypto assets as property, rather than currency. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty of the treatment of crypto assets for U.S. federal income and foreign tax purposes. The uncertainty regarding the tax treatment of crypto asset transactions, as well as the potential promulgation of new U.S. federal income, state or foreign tax laws or guidance relating to crypto asset transactions, or changes to existing laws or guidance, could adversely impact the price of Bitcoin or other crypto assets, our business and the trading price of our Class A common stock.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could affect our and Stronghold LLC’s business and future profitability.
We have no material assets other than our equity interests in Stronghold LLC, which holds, directly or indirectly, all of the operating assets of our business. Stronghold LLC generally is not subject to U.S. federal income tax, but may be subject to certain U.S. state and local and non-U.S. taxes. We are a U.S. corporation that is subject to U.S. corporate income tax on our worldwide operations, including our share of income of Stronghold LLC. Moreover, our operations and customers are located in the United States, and as a result, we and Stronghold LLC are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on us and our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or Stronghold LLC.
For example, on December 22, 2017, legislation sometimes known as the Tax Cuts and Jobs Act (the “TCJA”), was signed into law making significant changes to the Internal Revenue Code of 1986, as amended, and certain provisions of the TCJA may adversely affect us or Stronghold LLC. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a permanent reduction to the corporate income tax rate, limiting interest deductions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, the elimination of carrybacks of net operating losses, adopting elements of a territorial tax system, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. The TCJA could be subject to potential amendments and technical corrections, and is subject to interpretations and implementing regulations by the Treasury and the IRS, any of which could mitigate or increase certain adverse effects of the legislation.
In addition to the impact of the TCJA on our U.S. federal income taxes, the TCJA may adversely affect the taxation of us or Stronghold LLC in other jurisdictions, including with respect to state income taxes as state legislatures may not have had sufficient time to respond to the TCJA. Accordingly, there is uncertainty as to how the laws will apply in various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the TCJA that could result in changes to our global tax profile and materially adversely affect our business and future profitability.
President Joe Biden has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws (including provisions enacted pursuant to the TCJA). Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations (including us) from 21% to 28%, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals, (iii) a minimum book income tax on certain large corporations, (iv) the modification or replacement of the minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax and (v) an increase in the U.S. federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider, and could include, some or all of these proposals in connection with tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our or Stronghold LLC’s business and future profitability.
In addition, the Infrastructure Investment and Jobs Act (the “IIJA”), enacted November 15, 2021, contains, among other things, an expanded definition of the term “broker” for certain tax reporting obligations that could require cryptocurrency miners, including us, to provide to the IRS information relating to cryptocurrency transactions that cryptocurrency miners, including us, generally do not, and may not be able to, obtain, potentially rendering compliance impossible. Generally, the cryptocurrency provisions contained in the IIJA would apply to digital transactions beginning in 2023.
In the event our business expands internationally or domestically, including to jurisdictions in which tax laws may not be favorable, our and Stronghold LLC’s obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our or Stronghold LLC’s after-tax profitability and financial results.
In the event our operating business expands domestically or internationally, our and Stronghold LLC’s effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Additionally, we may be subject to tax on more than one-hundred percent of our income and Stronghold LLC may be subject to tax on more than one-hundred percent of its income as a result of such income being subject to tax in multiple state, local or non-U.S. jurisdictions. Factors that could materially adversely affect our and Stronghold LLC’s future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of our business.

Additionally, we and Stronghold LLC may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our and Stronghold LLC’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our or Stronghold LLC’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our or Stronghold LLC’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we or Stronghold LLC, as applicable, do not prevail in any such disagreements, our profitability may be adversely affected.
Our or Stronghold LLC’s after-tax profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
Risks Relating to Us and our Organizational Structure
Q Power owns the majority of our voting stock and will have the right to appoint a majority of our board members, and its interests may conflict with those of other stockholders.
Q Power owns the majority of our voting stock and appointed the majority of our Board. Q Power and its affiliates own approximately 56.1% of our voting stock. As a result, we are a controlled company within the meaning of Nasdaq corporate governance standards and Q Power will be able to substantially influence matters requiring our stockholder or Board approval, including the election of directors, approval of any potential acquisition of us, changes to our organizational documents and significant corporate transactions, and certain decisions we make as the managing member of Stronghold LLC. In particular, for so long as Q Power continues to own a majority of our voting stock, Q Power will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock or preferred stock will be able to affect the way we and Stronghold LLC are managed or the direction of our business. Furthermore, the concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock. The interests of Q Power with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
For example, Q Power may have different tax positions from us, especially in light of the TRA, that could influence its decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, the timing or amount of distributions by Stronghold LLC, or the termination of the TRA and acceleration of our obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of Q Power, including the effect of such positions on our obligations under the TRA and with respect to the amount of tax distributions, which may differ from the considerations of us or other stockholders. These decisions could adversely affect our liquidity or financial condition.
We are a holding company whose sole material asset is our equity interests in Stronghold LLC; accordingly, we will be dependent upon distributions from Stronghold LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
We are a holding company and we have no material assets other than our equity interests in Stronghold LLC and no independent means of generating revenue or cash flow. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Stronghold LLC Agreement requires Stronghold LLC to make pro rata cash distributions to holders of Stronghold LLC Units, in an amount sufficient to allow us to pay our taxes and to make payments under the TRA. We generally expect Stronghold LLC to fund such distributions out of available cash, and if payments under the TRA are accelerated, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When Stronghold LLC makes regular distributions, the holders of Stronghold LLC Units are entitled to receive proportionate distributions based on their interests in Stronghold LLC at the time of such distribution. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to us to reimburse us for our corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. To the extent that we need funds and Stronghold LLC or its subsidiaries do not have sufficient funds, or are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because we will have no independent means of generating revenue, our ability to make tax payments and payments under the TRA is dependent on the ability of Stronghold LLC to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the TRA. This ability, in turn, may depend on the ability of Stronghold LLC’s subsidiaries to make distributions to it. The ability of Stronghold LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Stronghold LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid.
We are required to make payments under the Tax Receivable Agreement for certain tax benefits that we may receive or be deemed to receive, and the amounts of such payments could be significant.
We entered into a TRA on April 1, 2021 with Q Power and an agent named by Q Power. This agreement generally provides for the payment by us to Q Power (or its permitted assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of certain increases in tax basis available to us as a result of this or prior offerings, the acquisition of Stronghold LLC Units pursuant to an exercise of the Redemption Right or the Call Right and payments under the TRA, and certain benefits attributable to imputed interest. We will retain the remaining net cash savings, if any.
The term of the TRA commenced on April 1, 2021 and will continue until all tax benefits that are subject to the TRA have been utilized or expired, and all required payments are made, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), in which case we will make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the TRA is not terminated early, the payments under the TRA are anticipated to continue for several years after the date of the last redemption of Stronghold LLC Units.
The payment obligations under the TRA are our obligations and not obligations of Stronghold LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Estimating the amount and timing of our realization of tax benefits subject to the TRA is by its nature imprecise. The actual increases in tax basis covered by the TRA, as well as the amount and timing of our ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of Stronghold LLC Units, the value of our common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its Stronghold LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income we generate in the future, the timing and amount of any earlier payments that we may have made under the TRA, the U.S. federal income tax rate then applicable, and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the TRA is also by its nature imprecise. For purposes of the TRA, net cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. Thus, the amount and timing of any payments under the TRA are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits. Any distributions made by Stronghold LLC to us to enable us to make payments under the TRA, as well as any corresponding pro rata distributions made to the other holders of Stronghold LLC Units, could have an adverse impact on our liquidity.

Payments under the TRA are not conditioned upon a holder of rights under the TRA having an ownership interest in us or Stronghold LLC. In addition, certain rights of the holders of Stronghold LLC Units (including the right to receive payments) under the TRA are transferable in connection with transfers permitted under the Stronghold LLC Agreement of the corresponding Stronghold LLC Units or after the corresponding Stronghold LLC Units have been acquired pursuant to the Redemption Right or Call Right.  For additional information regarding the TRA, see “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Final Prospectus.
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations), or the TRA terminates early (at our election or as a result of our breach), we would be required to make an immediate payment equal to the present value of the future payments we would be required to make if we realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points, and using numerous assumptions to determine deemed tax savings) and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc. The calculation of such future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) that we have sufficient taxable income on a current basis to fully utilize the tax benefits covered by the TRA, and (ii) that any Stronghold LLC Units (other than those held by us) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
If we experience a change of control (as defined under the TRA) or the TRA otherwise terminates early (at our election or as a result of our breach), our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. If our obligation to make payments under the TRA is accelerated as a result of a change of control, we generally expect the accelerated payments due under the TRA to be funded out of the proceeds of the change of control transaction giving rise to such acceleration. However, we may be required to fund such payment from other sources, and as a result, any early termination of the TRA could have a substantial negative impact on our liquidity. We do not currently expect to cause an acceleration due to our breach, and we do not currently expect that we will elect to terminate the TRA early, except in cases where the early termination payment would not be material. There can be no assurance that we will be able to meet our obligations under the TRA.
Please read “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Final Prospectus.
If our payment obligations under the Tax Receivable Agreement are accelerated upon certain mergers, other forms of business combinations or other changes of control, the consideration payable to holders of our common stock could be substantially reduced.
If we experience a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations, then our obligations under the TRA would be based upon certain assumptions and deemed events set forth in the TRA, and in such situations, payments under the TRA may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of our payment obligations under the TRA, holders of our common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the TRA are not conditioned upon holders of Stronghold LLC Units having a continued interest in us or Stronghold LLC. Accordingly, the interests of the holders of Stronghold LLC Units may conflict with those of the holders of our common stock.
We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are subsequently disallowed.
Payments under the TRA will be based on the tax reporting positions that we will determine, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payment under the TRA are based, as well as other related tax positions we take, and a court could sustain such challenge. The holders of Stronghold LLC Units will not reimburse us for any payments previously made under the TRA if any tax benefits that have given rise to payments under the TRA are subsequently disallowed, except that excess payments made to any holder of Stronghold LLC Units will be netted against future payments that would otherwise be made to such holder of Stronghold LLC Units, if any, after our determination of such excess (which determination may be made a number of years following the initial payment and after future payments have been made). As a result, in such circumstances, we could make payments that are much greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could materially adversely affect our liquidity.
If Stronghold LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Stronghold LLC might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that Stronghold LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of Stronghold LLC Units pursuant to the Redemption Right (or the Call Right) or other transfers of Stronghold LLC Units could cause Stronghold LLC to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of Stronghold LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of holders of Stronghold LLC Units, and the Stronghold LLC Agreement provides for limitations on the ability of holders of Stronghold LLC Units to transfer their Stronghold LLC Units and provides us, as the managing member of Stronghold LLC, with the right to impose restrictions (in addition to those already in place) on the ability of holders of Stronghold LLC Units to redeem their Stronghold LLC Units pursuant to the Redemption Right (or Call Right) to the extent we believe it is necessary to ensure that Stronghold LLC will continue to be treated as a partnership for U.S. federal income tax purposes.
If Stronghold LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and Stronghold LLC, including as a result of our inability to file a consolidated U.S. federal income tax return with Stronghold LLC. In such case, we might not be able to realize tax benefits covered under the TRA, and we would not be able to recover any payments we previously made under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Stronghold LLC’s assets) were subsequently determined to have been unavailable.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We may be subject to taxes by the U.S. federal, state, and local tax authorities and our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation; or
•changes in tax laws, regulations or interpretations thereof.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.
Since completion of the IPO, Q Power and its affiliates continue to collectively hold more than 50% of the voting power for the election of directors of our company. As a result, we are a controlled company within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
•a majority of the Board consist of independent directors under Nasdaq rules;

•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
These requirements will not apply to us as long as we remain a controlled company. Following the IPO, we may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See “Management—Controlled Company Status” in the Final Prospectus.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing internal control over financial reporting required to comply with this obligation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
During the course of preparing for the IPO, we and our independent registered public accounting firm have identified a material weakness in internal control over financial reporting as of and for the six months ended June 30, 2021. We have concluded that our internal control over financial reporting did not result in the proper classification of our outstanding shares of Class V common stock as mezzanine equity which, due to its impact on our unaudited financial statements as of and for the six months ended June 30, 2021, we determined to be a material weakness. We identified a material weakness in our controls over the accounting for mezzanine and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as mezzanine and permanent equity, did not operate effectively to appropriately apply the provisions of ASC 480-10-10-S99-3A. This material weakness resulted in the failure to prevent a material error in the accounting for mezzanine and permanent equity and the resulting restatement of our previously issued financial statements. The reason for the reclassification from permanent equity to mezzanine equity relates to the fact that the Class V common stock, together with the corresponding Class A common units of Stronghold LLC, held by Q Power can be redeemed by Q Power and, in response to a redemption request from Q Power, can be repurchased by the Company in exchange for either shares of the Company’s Class A common stock or, at the Company’s election, cash of equivalent value.
Accordingly, we restated our financial statements as of and for the six months ended June 30, 2021. For additional information, please see “Controls and Procedures” and Note 15 to our summary historical financial data as of June 30, 2021 and for the six months ended June 30, 2021 included in the Final Prospectus.
We are working to enhance our internal controls, processes and related documentation necessary to remediate our material weakness and to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, such as the one we identified as described above, we may be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
If we fail to remediate the material weakness in our internal control over financial reporting, or experience any additional material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. If we fail to remediate the material weakness in our internal control over financial reporting or identify any new material weaknesses in the future, it could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning in the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.
Certain of our executive officers and directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities). These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Certain Relationships and Related Party Transactions” in the Final Prospectus.
Our second amended and restated certificate of incorporation and bylaws, as well as Delaware law, contains provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their shares.
Our second amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our second amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, some of which will not apply until Q Power and its affiliates no longer collectively beneficially own 40% or more of the combined voting stock, which event we refer to as the “Trigger Event.” These provisions include:

•establishing advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders;
•providing that the authorized number of directors may be changed only by resolution of the board of directors;

•providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•providing that, after the Trigger Event, any action required or permitted to be taken by our stockholders must be taken at a duly held annual or special meeting of stockholders and may not be taken by any consent in writing in lieu of a meeting of such stockholders, subject to the rights of holders of any series of preferred stock with respect to such series of preferred stock (prior to the Trigger Event, such actions may be taken without a meeting by written consent of holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize such action at a meeting);
•providing that the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of common stock entitled to vote generally in the election of directors, acting at a meeting of the stockholders or by written consent (if permitted), subject to the rights of the holders of any series of preferred stock, shall be required to remove any or all of the directors from office, and such removal may be with or without “cause”;
•providing that our amended and restated certificate of incorporation may only be amended by the affirmative vote of the holders of at least 50% of our then outstanding stock entitled to voted thereon, voting together as a single class;
•permitting special meetings of our stockholders to be called only by our Chief Executive Officer, the chairman (or any co-chairman) of our board of directors, or by a majority of the board of directors;
•prohibiting cumulative voting in the election of directors;
•providing that our bylaws can be amended by the board of directors or stockholders of 66 2/3% of the voting power of the then-outstanding shares of stock entitled to vote thereon.
See “Description of Capital Stock” in the Final Prospectus for additional information.
In addition, certain change of control events have the effect of accelerating the payment due under the TRA, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “Risks Relating to Us and our Organizational Structure” in the Final Prospectus. In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
Our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an EGC, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an EGC for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
To the extent that we rely on any of the exemptions available to EGCs, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not EGCs. Additionally, we intend to take advantage of the extended transition periods for the adoption of new or revised financial accounting standards under the JOBS Act until we are no longer an EGC. Our election to use the transition periods permitted by this election may make it difficult to compare our financial statements to those of non-EGCs and other EGCs that have opted out of the extended transition periods permitted under the JOBS Act and who will comply with new or revised financial accounting standards.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
If some investors find our Class A common stock to be less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.
Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our second amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our second amended and restated certificate of incorporation described herein. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On October 19, 2021, our registration statement on Form S-1 (File No. 333-258188) relating to our IPO of our Class A common stock, par value $0.0001, was declared effective by the SEC. The shares began trading on The Nasdaq Global Market on October 20, 2021. The public offering price of the shares sold in the offering was $19.00 per share. The IPO of 7,690,400 shares of Class A common stock, which included the exercise in full by the underwriters of their option to purchase an additional 1,003,095 shares of Class A common stock, closed on October 22, 2021 for gross proceeds of approximately $146.1 million before deducting underwriters’ discounts and commissions and estimated offering expenses of $13.6 million. Net proceeds, after deducting underwriting discounts and commissions of $10.2 million and estimated offering-related expenses of approximately $3.4 million, were approximately $132.5 million. B. Riley Securities Inc. and Cowen and Company LLC acted as joint book-running managers, Tudor, Pickering, Holt & Co. served as lead manager, and D.A. Davidson & Co., Compass Point and Northland Capital Markets acted as co-managers for the offering.
As discussed, Stronghold Inc. contributed the proceeds of the IPO to Stronghold LLC. Stronghold LLC intends to use the proceeds for general corporate purposes, including for acquisitions of miners and power generating assets. A portion of the IPO proceeds were used to acquire the Bitmain miners, as described in this Form 10-Q.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Exhibit Number	Description
1.1¥	Underwriting Agreement, dated as of October 19, 2021, by and among Stronghold Digital Mining, Inc., B. Riley Securities, Inc. and Cowen and Company, LLC.
3.1
Second Amended and Restated Certificate of Incorporation of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).

3.2	Amended and Restated Bylaws of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.1†
Stronghold Digital Mining, Inc. Omnibus Incentive Plan, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).

10.2†	Indemnification Agreement (Gregory A. Beard) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.3†	Indemnification Agreement (William B. Spence) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.4†	Indemnification Agreement (Sarah P. James) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.5†	Indemnification Agreement (Thomas J. Pacchia) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.6†	Indemnification Agreement (Thomas R. Trowbridge, IV) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.7†	Indemnification Agreement (Ricardo R. A. Larroudé) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.8†	Indemnification Agreement (Richard J. Shaffer) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
10.9†	Indemnification Agreement (Matthew J. Smith) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 23, 2021).
10.10
Amendment to Equity Capital Contribution Agreement, dated as of October 29, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.11
Second Amendment to Equity Capital Contribution Agreement, dated as of November 2, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.12¥
Omnibus Services Agreement, dated as of November 2, 2021, by and between Stronghold Digital Mining, Inc. and Olympus Stronghold Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.13¥
Registration Rights Agreement, dated as of November 5, 2021, by and between Stronghold Digital Mining, Inc. and Panther Creek Reclamation Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.14¥
Third Amended and Restated Limited Liability Company Agreement of Stronghold Digital Mining Holdings LLC, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on October 25,2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.

101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Furnished herewith
† Indicates a management contract or compensatory plan or arrangement.
¥ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
# Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 30, 2021 STRONGHOLD DIGITAL MINING, INC.
(registrant)

By: /s/ Ricardo R. A. Larroudé
Ricardo R. A. Larroudé
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)