Form 10-K
period 2021-12-31
Stronghold Digital Mining, Inc.
filed 2022-03-29
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40931

Stronghold Digital Mining, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2759890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

595 Madison Avenue, 28th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 967-5294

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SDIG	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the Registrant's Class A common stock was not listed on a domestic exchange or over-the-counter market. The Registrant's Class A common stock began trading on the Nasdaq Global Market on October 20, 2021.
As of March 25, 2022, the registrant had 20,016,067 shares of Class A common stock, par value $0.0001 per share, and 28,209,600 shares of Class V common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Annual Report on Form 10-K (this "Form 10-K") (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act")), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements pertaining to our trends, liquidity, capital resources, and future performance, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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
•our ability to manage our growth, business, financial results and results of operations;
•uncertainty regarding our evolving business model;
•our ability to raise capital to fund our business and growth;
•our ability to maintain sufficient liquidity to fund operations, growth and acquisitions;
•our substantial indebtedness and its effect on our results of operations and our financial condition;
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

We caution you that the forward-looking statements contained in this Form 10-K are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, the COVID-19 pandemic and the other risks described in this Form 10-K. Should one or more of the risks or uncertainties described in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Any forward-looking statement that we make in this Form 10-K speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-K.

Part I

Item 1. Business

Overview

Stronghold Digital Mining, Inc. (“Stronghold Inc.,” the “Company,” “we,” “us,” or “our”) was incorporated as a
Delaware corporation on March 19, 2021. We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly-own and operate two low-cost, environmentally-beneficial coal refuse power generation facilities. The first is a facility that we upgraded in Scrubgrass Township, Pennsylvania, (the “Scrubgrass Plant”) and it is recognized as an Alternative Energy System, because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We also have a facility in Nesquehoning, Pennsylvania (the “Panther Creek Plant”) which is also recognized as an Alternative Energy System. We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. Simply put, we employ 21st century crypto mining techniques to remediate the impacts of 19th and 20th century coal mining in some of the most environmentally neglected regions of the United States. We believe our power generation facilities are environmentally beneficial because we remove legacy coal refuse and facilitate the remediation of land and water, with power generation being the byproduct of this activity, and this is described in more detail under “Environmental Matters.”

Owning our own source of power helps us to produce Bitcoin at one of the lowest prices among our publicly traded peers. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. For example, we have been able to enter into partnerships with crypto asset industry participants, including miner sharing arrangements, because we offered competitive power rates in a mutually beneficial arrangement. We believe other miner manufacturers or suppliers may be more willing to work with us because our vertical integration and industrial scale make us a dependable partner. We have entered into a non-binding letter of intent to purchase a third coal refuse power generation facility (the “Third Plant”). We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners. On March 28, 2022, we restructured the Hosting Agreement (as defined below) on favorable terms to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced profit share for this partner while incorporating performance thresholds until the data center build-out is complete.

As of March 24, 2022 we operate approximately 20,500 crypto asset miners with hash rate of approximately 1.9 exahash per second (“EH/s”). We also have in place purchase agreements for an additional 29,400 miners to be delivered with total hash rate capacity of approximately 3.0 EH/s, including 11,700 miners with total hash rate capacity of approximately 1.2 EH/s associated with the delayed and uncertain order from MinerVa Semiconductor Corp. (“MinerVa”). We anticipate this will bring our total hash rate capacity to over 4.3 EH/s by December 2022 if no additional miners are received from MinerVa. If all 11,700 of the remaining MinerVa miners are delivered before year end, we would estimate achieving a hash rate capacity of up to 5.5 EH/s at year end. We do not know when the remaining MinerVa miners will be delivered, if at all. Additionally, we are evaluating all available remedies under the MinerVa Purchase Agreement.

As we produce Bitcoin through our mining operations, we will from time to time exchange Bitcoins for fiat currency based on our internal cash management policy. We intend to hold enough fiat currency or hedge enough of our Bitcoin exposure to cover our projected near-term fiat currency needs, including liabilities and anticipated expenses and capital expenditures. In identifying our fiat currency needs, we will assess market conditions and review our financial forecast. We safeguard and keep private our digital assets by utilizing storage solutions provided by Coinbase Global, NYDIG and Anchorage Digital, which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.

Our Competitive Strengths

•Environmentally beneficial, coal refuse-powered electricity generation classified by the Commonwealth of Pennsylvania as a Tier II alternative energy source. Our Scrubgrass Plant, the Panther Creek Plant and the Third Plant, respectively, are powered by coal refuse. Coal refuse is a waste product historically generated by coal mining in Pennsylvania and neighboring states, and coal refuse is a significant contributor to air and water pollution in these geographies. Because generating power from the coal refuse facilitates its removal and reclamation of the land, coal refuse is classified by the Commonwealth of Pennsylvania as a Tier II Alternative Energy Source, a classification that also applies to other energy sources such as large-scale hydropower. Both the Scrubgrass Plant and Panther Creek Plant are recognized as Alternative Energy Systems. In contrast, most of our competitors with integrated power assets rely on traditional fuels, such as coal or natural gas. Given the power-intensive nature of crypto asset mining and the implications for the environment with regards to the current widespread availability of coal refuse piles in Pennsylvania that may be used in the waste-to-power process, we believe that our access to inexpensive, environmentally-beneficial power represents a meaningful and durable competitive advantage. In addition, we believe that buyers of the Bitcoin we mine could ascribe value due to the environmentally-beneficial manner in which they were mined as it results in the removal of legacy coal refuse and facilitates the remediation of land and water, with power generation being the byproduct of this activity.
•Vertically integrated crypto asset mining and power generation operations, driving among the lowest costs of crypto asset production in our industry. We operate vertically integrated power generation and crypto asset mining operations. Our miners are located on the same premises as our Scrubgrass and Panther Creek Plants to maximize efficiency and minimize cost. The Scrubgrass and Panther Creeks Plants’ recognition as Alternative Energy Systems also allows us to earn renewable energy tax credits (“RECs”) under Pennsylvania law, and coal refuse is inexpensive and in abundant supply near our operations.
•Strong track record of acquiring and operating power assets. Our management team has a distinguished track record of sourcing, financing, and operating power assets. Gregory A. Beard, our Co-Chairman and Chief Executive Officer, previously served as Senior Partner and Head of Natural Resources at Apollo Global Management Inc. and as a Founding Member and Managing Director at Riverstone Holdings LLC, two leading private equity firms. During his private equity tenure, Mr. Beard sourced and led 23 energy investments, representing $8.8 billion in proceeds. William B. Spence, our Co-Chairman, has 40 years of energy-related experience. Mr. Spence was the owner and operator of Coal Valley/Dark Diamond, a coal refuse power generation facility, from 1993 to 2007. Mr. Spence was also the former independent operator of our Scrubgrass Plant prior to our formation.

Our Growth Strategies

•Acquire additional environmentally-beneficial power generation assets. We have entered into a non-binding letter of intent to purchase the Third Plant, which is a coal refuse plant. We also anticipate a favorable outcome of our ongoing due diligence of the Third Plant; however, there is no assurance that the acquisition of the Third Plant will be completed as such acquisition is subject to due diligence and the negotiation of a definitive agreement. Additionally, we are strategically considering acquisition opportunities for additional power assets. Powered by the Scrubgrass and Panther Creek Plants and potential subsequent power asset acquisitions, we have developed a plan to build out our aggregate mining capacity to approximately 300 megawatts ("MW") by the end of 2022 which is dependent on the acquisition of the Third Plant or other similarly situated power assets that remain subject to diligence and negotiation of definitive documents. We believe that our expected expansion of power generation capacity dedicated to Bitcoin mining is repeatable and scalable. With the extensive experience and relationships that our leadership team has in the industry, we have an acquisition pipeline of additional environmentally-friendly power assets, and we believe that the acquisition of additional power generation facilities will enable us to drive further growth in crypto asset mining.
•Continue to opportunistically source new miners through our multiple procurement channels to accelerate our business plan and increase our mining capacity. We have recently executed purchase orders for the acquisition of miners from a manufacturer, a Bitcoin mining and datacenter operator (for MicroBT miners), and multiple miner brokers (for Canaan and Bitmain Technologies Limited ("Bitmain") miners). We believe that these recent confirmed purchase orders demonstrate our ability to leverage the breadth of our relationships to expand our mining capacity. By operating the Scrubgrass and Panther Creek Plants at capacity and through the anticipated acquisition and buildout of the Third Plant, we would expect to grow our mining operations to approximately 4.3 EH/s by December 2022 if no additional miners are received from MinerVa. If all 11,700 of the remaining MinerVa miners are delivered before year end, we would estimate achieving a hash rate capacity of up to 5.5 EH/s at year end. We do not know when the remaining MinerVa miners will be delivered, if at all. We expect to benefit from these strong relationships to purchase additional miners on favorable economic terms as we continue to expand our power generation capacity through the acquisition of additional plants.
•Drive operational excellence and structure alignment with key industry partners, including equipment manufacturers, power generation facility owners and the broader crypto currency and investment ecosystem. We are committed to building the leading vertically integrated crypto asset mining and environmentally-beneficial power generation platform. To achieve this objective, we have developed a network of technology and service providers, and we are emphasizing long-term partnerships and equity alignment. For example, we believe that we negotiated favorable economic and delivery terms for the purchase of miners by providing an equity incentive to certain sellers of the miners, subject to meeting specified performance obligations. Similarly, our anticipated partnership with our Bitcoin mining and datacenter operator provides for sharing of the economic rights to Bitcoin produced by the partnership, motivating our partner to manage mining operations to achieve maximum efficiency. By aligning interests, we believe that we are driving operational excellence, thereby enabling further expansion and accelerating our growth.

Environmentally Beneficial Operations

The Scrubgrass Plant, our first power generation facility, is located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, and is recognized as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source. The Scrubgrass Plant currently has the capacity to produce approximately 83.5 MW of electricity utilizing circulating fluidized bed (“CFB”) technology. Our second facility, the Panther Creek Plant, is located on a 33-acre site in Nesquehoning, Pennsylvania, and is also recognized as an Alternative Energy System and has the capacity to produce approximately 80 MW of electricity utilizing CFB technology.

Using this CFB technology, the Scrubgrass Plant and Panther Creek Plant convert highly polluting coal refuse, a legacy waste from decades of coal mining currently found in sites throughout Pennsylvania and neighboring states, into power and also yield beneficial use ash, a by-product of the combustion process that can be used as fertilizer and filler in other reclamation projects.

The operation of our power generation facilities with coal refuse allows the reclamation of large geographic areas that have been ravaged by the presence of coal refuse, the environmentally harmful byproduct of Pennsylvania’s legacy coal-mining operations. Coal refuse is a non-renewable fossil fuel constituting a Tier II Alternative Energy Source under Pennsylvania law, the combustion of which results in air emissions, including carbon dioxide ("CO2"), nitrogen oxides ("NOx"), sulfur dioxide and particulate matter, which are subject to regulation as pollutants under the federal Clean Air Act (as amended from time to time, the "CAA") and analogous state law. Tier I Alternative Energy Sources under Pennsylvania law include “clean” renewable sources such as solar photovoltaic energy, wind power, and low-impact hydropower, which sources do not result in the emission of regulated pollutants and generally are not subject to the same level of regulatory scrutiny. Nonetheless, the coal refuse targeted for combustion by us is from existing legacy coal refuse piles, and the refuse’s conversion into a power source as well as the subsequent reclamation of the refuse pile areas constitute environmentally-beneficial aspects of our power generation facility, as we discuss herein. As coal refuse is not a renewable source, the sustainability of this waste-to-power process is dependent upon the continued availability of coal refuse for economic transport from former coal mines to our power generation facility. Additionally, we recognize that combustion of coal refuse results in offsetting adverse impacts to the environment, which impacts do not arise when using clean renewables such as Pennsylvania Tier I wind and solar photovoltaic energy sources.

Coal mining began in earnest in Pennsylvania in the later part of the 19th century to help meet the nation’s growing demand for steel, and continued through the 20th century as Pennsylvania and other coal producing states mined the fuel needed to power the industrial revolution in the United States and fight two World Wars. While the placement of coal refuse became more strictly regulated with the passage of the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), the decades of operations prior to the SMCRA’s adoption produced large piles of refuse near now-abandoned coal mining operations. The Pennsylvania Bureau of Abandoned Mine Reclamation (“BAMR”) estimates that today there are 840 coal refuse sites, covering approximately 9,000 acres, filled by over 220 million tons of coal refuse in legacy piles located throughout the state. We estimate that, based on the number of coal refuse sites we are currently reclaiming in close proximity to the Scrubgrass Plant, there is at least 30 years’ worth of fuel available for that plant alone. We expect the additional plants that we intend to acquire will also have access to a multi-year supply of coal refuse.

In 2015, Pennsylvania estimated that the cost to remediate Abandon Mine Land and Acid Mine Drainage (“AMD”) sites in Pennsylvania could be as high as $20 billion, of which reclamation of coal refuse piles represented a $2 billion burden. Coal refuse piles produce significant, adverse local and regional environmental consequences, including the harmful leaching of acidity, iron and iron oxide, aluminum, manganese, and sulfate residues into waterways resulting in significant AMD. This leachate creates both surface water and groundwater contamination and produces streams, ponds and lakes that can be devoid of aquatic life. AMD is the largest non-point source water pollutant in these Pennsylvania communities and afflicts watersheds downstream from the coal refuse piles, while also reducing potable water supplies.

The coal refuse piles cover large areas of otherwise productive land and pose negative consequences for air quality in the surrounding communities. Uncontrolled fugitive dust from these piles creates particulate matter pollution and can act as a wind-borne pathogen, posing significant risks to human health. The piles themselves can also ignite. Wildfires, lightning strikes and campfires on the surface can quickly turn into bigger issues such as underground mine fires. Unattended piles can also spontaneously combust through an oxidation process that generates heat and consequently ignites the combustible components of piles. Burning piles, especially underground fires in the absence of oxygen, produce a variety of adverse uncontrolled ambient impacts, including smoke, particulate, and the release of poisonous and noxious gases – often at ground level. These gases, including carbon monoxide, CO2, hydrogen sulfide, sulfur dioxide, ammonia, sulfur trioxide, and NOx and a variety of volatile organic compounds – are all potentially harmful to human, animal and vegetative life. According to the Pennsylvania Department of Environmental Protection ("PADEP"), as of December 14, 2020, there were 40 coal refuse piles burning in Pennsylvania, and over the past decades hundreds of others have burned. PADEP has estimated that 6.6 million tons of coal refuse burn each year in unintended, uncontrolled fires, releasing 9 million tons of CO2 and numerous other air pollutants. When fires occur, the budgets of these environmentally and often economically challenged communities are hardest hit, and it may take years to extinguish the fire.

The CFB technology employed by the Scrubgrass Plant, Panther Creek Plant and other coal refuse reclamation facilities was developed to burn coal refuse and similar low-BTU substances by combining the waste with limestone injection for acid gas control in specialized CFB boilers and injecting streams of hot air. These units are also equipped with fabric filter systems to control filterable particulate matter (“FPM”) emissions. The coal refuse-powered units control emissions of sulfur dioxide, NOx, air toxins, FPM and total particulate matter. These units are some of the lowest emitters of mercury and FPM in the nation. The solid materials are consumed in the combustion process and the by-products are steam, which powers electricity generators, and beneficial use ash, an inert non-acidic substance that can be used in remediation and reclamation activities. The removal, remediation and reclamation of the polluting piles contributes to a majority of the operating costs of one of these specialized power generation facilities. This business model results in the most efficient method to comprehensively remove the hazardous materials from the environment and remediate the polluting impacts.

Our ownership of the Scrubgrass and Panther Creek Plants combined with the environmental benefits which accrue to the region allow us to mine Bitcoin at what we believe to be some of the lowest costs in the industry while making a transformational contribution to the environment.

Low-Cost Power Generation

Given that the price of electricity has a significant impact on the ultimate economics and profitability of crypto asset mining, we believe long-term value is enabled primarily by the reduction of power costs and securing environmentally-beneficial power generation assets. Our miners are powered by the electricity produced by our own assets. This contributes to our value creation strategy, which is based on four concepts: (i) securing and operating low-cost, environmentally beneficial energy assets, (ii) protecting operational profitability and efficiently managing risk across different pricing environments, (iii) optimizing returns over invested capital through strategic and innovative sourcing of power and mining equipment (including through partnerships with suppliers) and (iv) potentially extending the economic life of our equipment through the use of low cost of power.

Due to the specialized nature of coal refuse power generation facilities that utilize CFB technology, we estimate the replacement cost for an electricity generation facility utilizing this technology that operates on the scale of our Scrubgrass Plant would be approximately $500 million.

As part of our strategy of securing environmentally beneficial power generation assets for crypto asset mining, we have entered into a non-binding letter of intent to purchase the Third Plant, another coal refuse reclamation-to-energy facility that utilizes CFP technology with 112 MW of net electricity generation capacity located in Pennsylvania. These facilities are each waste removal and environmental remediation businesses that generate and sell electricity to pay for the environmental reclamation work that they perform. We intend to opportunistically acquire such electricity generation assets to power our increasing crypto asset mining operations in an environmentally conscious manner.

Pennsylvania has deemed the reclamation of coal refuse sites as an environmental priority, and since the early 1990s an unofficial public-private-relationship has developed between the coal refuse reclamation to energy industry and the Commonwealth of Pennsylvania. In 2016, Pennsylvania adopted a performance based tax credit targeting coal refuse removal by alternative electricity generation facilities utilizing CFB technology, such as the Scrubgrass Plant, the Panther Creek Plant and the Third Plant. To qualify for the tax credit, 75% of the fuel used by these facilities must be qualified coal refuse, plant design must include CFB technology, utilizing limestone injection and a fabric filter for particulate emissions control, ash produced by the facilities must be put to beneficial use as defined by PADEP, and, finally, at least 50% of that beneficial use ash must be used to reclaim coal mining affected sites.

Due to the environmental benefit produced by our facilities, we also qualify for Tier II RECs in Pennsylvania. These RECs are currently valued at approximately $11.00 per MWh. Particularly challenging and often remote piles also require partnerships with federal, state, and local environmental groups in order to accomplish the remediation and reclamation goals of a project. These projects include the use of federal grants combined with millions of private dollars invested by the coal refuse reclamation to energy project companies. Our coal refuse reclamation to energy facility has frequently partnered with the U.S. Department of the Interior’s Office of Surface Mining Reclamation and Enforcement, BAMR and local environmental groups to remediate these piles. The Scrubgrass Plant has partnered with state agencies since the mid-1990s to identify and reclaim waste sites and have removed over 16 million tons from the environment since start of operations.

While crypto asset mining continues to consume a massive amount of energy worldwide, often generated from traditional and more environmentally harmful sources, we are able to conduct our activities in a manner that benefits both the environment and our profitability.

Mining Operations

As of March 24, 2022, we operate approximately 20,500 miners with hash rate of approximately 1.9 EH/s. Our current fleet comprises Bitmain, MicroBT, Canaan and MinerVa miners. These miners have hash rate capacity between 13 terahash per second ("TH/s") and 100 TH/s per miner and power consumption between approximately 1,300 watts and 3,500 watts per miner. We manage our fleet of miners through a combination of internal employees and outside contractors.

Through our innovative strategic initiatives and existing commercial relationships, we will continue to efficiently secure high-quality equipment necessary to maximize our operational advantages. Using our access to and control of environmentally-beneficial and low-cost power as leverage, our focus is on sourcing the latest crypto asset mining technology and engaging in transactions to align our interests with those of other key industry stakeholders, including equipment manufacturers and high-performance computing infrastructure managers. We are actively adding to our existing fleet of approximately 10,000 miners currently deployed at the Scrubgrass Plant as of March 24, 2022, with a hash rate capacity of approximately 0.9 EH/s, through the execution of definitive agreements. Based on our power capacity at the Scrubgrass Plant, we ultimately expect to house approximately 20,000 miners in our datacenters at the Scrubgrass Plant. As of March 24, 2022, we have a fleet of approximately 10,500 miners currently deployed at the Panther Creek Plant, and based on our power capacity at the Panther Creek Plant, we ultimately expect to house approximately 20,000 miners at the Panther Creek Plant. We plan to house our remaining anticipated miners at the Third Plant and one or more additional power generation asset(s). The acquisition of the Third Plant is subject to due diligence and the negotiation of a definitive agreement, and there is no assurance that the acquisition will be completed. Our location in the cooler Northeastern United States and access to cheap power allow us to cool our miners at lower cost than if we were located in warmer regions and also affords us the flexibility to buy power off the grid when the cost of such power is cheaper than our cost of production and sell power to the grid when prices are opportunistic or when called upon by the grid, resulting in our ability to maximize crypto asset mining operations through low variable costs and cost per MW. Our current focus is on mining Bitcoin, which we may convert to fiat currency to the extent necessary to fund our development.

Pursuant to the agreements that we have entered into to procure additional miners, we pre-paid significant portions of the purchase price for the new miners under each of the agreements, with the remainder of the payments due upon confirmation of shipment or delivery of the miners. MinerVa substantially failed to deliver all of the miners under a purchase agreement we entered into with MinerVa dated April 2, 2021 (the "MinerVa Purchase Agreement") by the December 31, 2021 deadline. In December 2021, we extended the delivery deadline for the remaining MinerVa miners to April 2022, and in March 2022, MinerVa missed another delivery deadline. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining MinerVa miners will be delivered, if at all.

While our focus is currently on Bitcoin, we may utilize our miners for other crypto assets depending on market conditions, including the relative values of such other crypto assets, and other factors. We intend to operate with flexibility and a goal of maximizing value from our operations. To this end, our business strategy continues to be acquiring power generating assets that allow us to generate electricity at competitive rates in an environmentally beneficial fashion, securing miners with the latest technology to utilize such power generation capabilities, and re-investing proceeds from our crypto asset mining operations in acquiring additional power generating assets and miners.

Environmental Matters

Our operations are subject to stringent federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste management and disposal and other environmental matters. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. The more significant of these existing environmental laws and regulations include the following U.S. legal standards, as amended from time to time:

• the CAA, which imposes standards that restrict the emission of air pollutants from many sources, imposes various pre-construction, operational, monitoring, permitting and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;
• the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
• the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
• the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport and disposal of hazardous and nonhazardous solid waste, classifies coal combustion residuals (“CCRs”) as nonhazardous wastes, and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care;
• the National Environmental Policy Act, which requires federal agencies to evaluate major agency actions (including their permitting and licensing decisions for siting approvals and other matters) having the potential to impact the environment and that may require the preparation of environmental assessments and more detailed environmental impact statements that may be made available for public review and comment; and
• the Toxic Substances Control Act, which gives EPA the authority to require reporting, recordkeeping and testing requirements, and to place restrictions relating to chemical substances and/or mixtures, including polychlorinated biphenyls.

Additionally, we are subject to state laws and regulations, including State Implementation Plans (“SIPs”), as well as local ordinances where we operate, that also have similar environmental laws and regulations governing many of these same types of activities. Under these federal and state legal requirements, owners or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting tasks. Any failure by us to comply with these federal or state laws, regulations and regulatory initiatives or controls may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Historically, our environmental compliance costs have not had a material adverse impact on our financial condition and results of operations; however, there can be no assurance that such costs will not be material in the future.

Coal refuse is a non-renewable fossil fuel constituting a Tier II Alternative Energy Source under Pennsylvania law, the combustion of which results in air emissions, including CO2, NOx, sulfur dioxides and particulate matter, which emissions are subject to regulation as pollutants under the CAA and analogous state law. Additionally, improper management of coal residues following the combustion of coal refuse may result in contamination of soils, surface water and groundwater, which contamination is regulated under the federal RCRA, the CWA, and analogous state laws. Nonetheless, the coal refuse targeted for combustion by us is from existing legacy coal refuse piles, and the refuse’s conversion into a power source as well as the subsequent reclamation of the refuse pile areas constitute environmentally beneficial aspects of our power generation facility. As the coal refuse is not a renewable source, the sustainability of such refuse in our power generation facility is dependent upon its continued existence and availability for economic transport from coal refuse piles in the state; moreover, acknowledging that combustion of coal refuse results in offsetting adverse impacts to the environment, our continued use of such refuse is dependent upon its continued inclusion as a Tier II Alternative Energy Source.

Over time, the trend in environmental laws and regulations is typically to place more restrictions and limitations on activities that may adversely affect the environment. Examples of environmental laws or regulatory initiatives that impact our ability to operate through the firing of coal refuse include the following:

Firing of Coal Refuse

The EPA published a final rule in April 2020 establishing a new subcategory in the Mercury and Air Toxic Standards (“MATS”) applicable to a narrow set of power generation facilities that fire certain types of coal refuse found in the locality of inactive or abandoned mining operations, usually as tailings piles or spoil tips. The subcategory specifically applies to a limited set of existing electric utility steam generating units in Pennsylvania and West Virginia firing eastern bituminous coal refuse, which includes the Scrubgrass and Panther Creek Plants, and is only for emissions of acid gas hazardous air pollutants (“HAPs”). Without the continued existence of this subcategory under MATS, it may prove challenging for one or more of those power generation facilities covered under this subcategory to continue to operate in an economic manner. If the EPA were to reconsider the continued existence of the new subcategory, or if Pennsylvania, under applicable state law, were to implement more rigid standards in the future that limited the utility of this MATS subcategory, we and the other power generation facility operators covered under the current new subcategory could experience increased costs of complying with applicable requirements that could have material adverse impacts to our business and results of operations.

Coal Combustion Residuals

Pursuant to a 2015 EPA-published final rule regulating the disposal of CCR from electric utilities, CCR is classified as “nonhazardous waste” and allowed for beneficial use, with some restrictions. The regulation establishes standards in respect of design, structural integrity, assessment criteria, monitoring protection and remedial procedures for new and existing landfills and surface impoundments receiving CCR as well as existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contain liquids as of the effective date of the rule. This final rule was amended in 2018 (referred to as “Phase 1, Part 1”) in regards to certain closure deadlines and groundwater protection standards but left unchanged the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure. The Phase I, Part 1 rule has been the subject of litigation by environmental groups, resulting in remand of the rule to EPA without vacatur, and pursuant to which EPA has issued rulemakings that, among other things, established an April 11, 2021 deadline to cease placement of CCR and non-CCR waste streams into unlined ash basins and initiate closure, and established procedures to allow facilities to request approval to operate an existing CCR surface impoundment with an alternate liner. A future rulemaking is expected by EPA to address legacy impoundments, CCR landfills and surface impoundments will also continue to be regulated by the states, including Pennsylvania.

National Ambient Air Quality Standards (“NAAQS”)

Under the CAA, the EPA has set NAAQS for six principal pollutants considered harmful to public health and the environment, including ground-level ozone, particulate matter, nitrogen dioxide and sulfur dioxide, some of which may result from coal combustion. Each state must develop a plan to bring nonattainment areas for specific pollutants into compliance with the NAAQS, which may include imposing operating limits on individual plants. The EPA is required to review NAAQS at five-year intervals. For example, in 2015, the EPA issued a final rule under the CAA, making the NAAQS for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local, and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. However, in late 2020, the EPA under the Trump administration published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. This December 2020 final action is subject to legal challenge and the Biden administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of any revised, more stringent NAAQS could, among other things, result in modification of SIPs to detail how a state will attain or maintain its attainment status, which modification may require reductions of emissions from our power generation facility to reach attainment status for ground-level ozone, fine particulate matter, nitrogen dioxide or sulfur dioxide, result in longer permitting timeline, and cause us to incur compliance costs that could be material.

The Acid Rain Program

The CAA includes a cap-and-trade emission reduction program for sulfur dioxide emissions from power plants and requirements for power plants to reduce nitrogen oxides emissions through the use of available combustion controls, collectively called the Acid Rain Program. Historically, our compliance costs with respect to this program have not had a material adverse impact on our financial condition and results of operations; however, there can be no assurance that such costs will not be material in the future.

Cross-State Air Pollution

The Cross-State Air Pollution Rule (“CSAPR”) requires 28 states in the eastern half of the United States, including Pennsylvania, to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. A cap and trade system is used to reduce the target pollutants—sulfur dioxide and NOx. Our operations are subject to the CSAPR and comply through operation of existing controls and purchases of allowances on the open market, as needed. Beginning in 2016, 22 states, including Pennsylvania, have been the subject of EPA final rulemaking and associated legal actions focused primarily on federal implementation plans that both updated existing CSAPR nitrogen oxide ozone season emission budgets for electric generating units within those states and implemented those budgets through modifications to the CSAPR nitrogen oxide ozone season allowance trading program. Affected facilities began to receive fewer ozone season nitric oxide allowances in 2017, resulting in the need to purchase additional allowances. More recently, in March 2021, the agency issued a final rule in which the agency found that the projected 2021 ozone season NOx emissions for 12 of those states (including Pennsylvania) significantly contribute to downwind states’ nonattainment or maintenance problems for the 2008 ozone NAAQS and therefore created an additional geographic group and ozone season trading program for those 12 states (referred to as Group 3) that will be covered by a new CSAPR NOX Group 3 emissions budget, which Group 3 emissions budget is expected to result in fewer ozone season nitrogen allowances than previously allowed. The electric generating units covered by the federal implementation plans and subject to the Group 3 emissions budget are fossil-fired electric generating units with greater than 25 MW capacity. While our CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material if our facility will need to purchase additional allowances based on reduced allocations.

Regional Haze

The EPA’s “Regional Haze Rule” is intended to reduce haze and protect visibility in Class I federal areas, such as National Parks and wilderness areas, and sets guidelines for determining the best available retrofit technology (“BART”) at affected plants and how to demonstrate “reasonable progress” toward attaining natural visibility conditions by the end of 2064. The Regional Haze Rule requires states to consider five factors when establishing BART for sources, including the availability of emission controls, the cost of the controls, and the effect of reducing emission on visibility in Class I areas. The Rule requires compliance within five years after the EPA approves the relevant SIP or issues a federal implementation plan, although individual states may impose more stringent compliance schedules. States, including Pennsylvania, were obligated to submit plans in mid-2021 for the second implementation period (covering years 2018 through 2028) for Regional Haze in Class I areas and those plans are subject to EPA review and approval. States may need to require additional emissions controls for visibility impairing pollutants, including on BART sources, during the second implementation period. We currently cannot predict the impact of this second implementation period, if any, on our operations.

Climate Change

In the United States, no comprehensive climate change legislation has been implemented at the federal level but President Biden has pursued executive actions, is expected to pursue additional executive actions, and may pursue new climate change legislation or other regulatory initiatives to promote his regulatory agenda and limit GHG emissions. Moreover, since the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA adopted rules that, among other things, regulate GHG emissions from certain stationary sources, including a preconstruction permitting program for certain new construction or major modifications that may trigger more stringent GHG requirements upon modification of such sources, the costs of which may be material. Additionally, in 2015, the EPA issued a final rule establishing new source performance standards (“NSPS”) for carbon dioxide emissions from newly constructed coal-fueled electric generating plants, which reflects the partial capture and storage of those emissions from the plants. The EPA also promulgated NSPS applicable to modified and reconstructed electric generating units, which will serve as a floor for future stringent standard determinations for such units. The NSPS could have an impact on our operations to the extent we plan to construct and/or modify or reconstruct electric generating units. In December 2018, the EPA published proposed revisions to the final NSPS for new, modified, and reconstructed coal-fired electric utility steam generating units proposing that the best system of emissions reduction for these units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and sub-critical steam conditions for smaller units, and not partial carbon capture and sequestration. Challenges to the GHG NSPS are being held in abeyance at this time.

More recently, in July 2019, the EPA adopted the final Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (“ACE”) Rule. The 2019 ACE Rule established carbon dioxide emission rules for existing power plants under CAA Section 111(d) and replaced the EPA’s more burdensome 2015 Clean Power Plan Rule. In accordance with the ACE Rule, the EPA determined that heat rate improvement measures are the best system of emissions reductions for existing coal-fired electric generating units. However, in January 2021, the D.C. Circuit Court vacated and remanded to the EPA the ACE Rule. It is possible that the Biden administration could initiate further regulatory actions on power plant GHG emissions, which action could result in the imposition of more stringent and costly actions on power plant operators.

At the international level, there exists the United Nations-sponsored “Paris Agreement,” which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. While the United States withdrew from the Paris Agreement under the Trump administration on November 7, 2020, President Biden issued an executive order recommitting the United States to the Paris Agreement, effective February 19, 2021. In accordance with the United States’ re-entry into the Paris Agreement, in April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. With the United States recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the agreement’s goals, which could require us to incur increased, potentially significant, costs to comply with such requirements.

Litigation risks may also increase, as it is possible that states, municipalities and other parties, including proponents of renewable energy that are opposed to the burning of fossil fuels, including coal, seek to further restrict GHG emissions regardless of federal legislative and regulatory initiatives on the matter. Moreover, financial risks could increase, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability issues and some of them may elect not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for fossil fuel energy could result in reduced access to capital, higher costs of capital and the restriction, delay, or cancellation of development and production activities.

While we cannot predict the outcome of legislative or regulatory initiatives related to climate change, we anticipate that initiatives to reduce GHG emissions will continue to develop. Federal, state and international GHG and climate change initiatives, associated regulations or other voluntary commitments to reduce GHG emissions could adversely affect coal production and consumption, require the installation of emissions control technologies, increase the expense associated with the purchase of emissions reduction credits to comply with future emissions reduction programs, the expense of any future carbon tax, or limitations on the combustion of fossil fuels by a future national clean energy standard. Additionally, litigation, and financial risks may result in restrictions or cancellations in development and expansion activities or increases in the cost of consuming hydrocarbons and thereby reducing demand for fossil fuels, including coal. Moreover, the increased competitiveness of alternative energy sources (such as Tier I Alternative Energy Sources, including wind and solar photovoltaic) that do not generally have the adverse impact to the environment that is associated with the combustion of coal and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels. Also, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies as President Biden recently signed an executive order calling for the development of a climate finance plan and federal agencies under the Biden administration are pursuing activities to address climate-related risks in the financial sector. Finally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic vents. Consequently, one or more of these developments could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Customers

We are not dependent on any one customer or group of customers, and no individual customer, or together with its affiliates, contributed on an aggregate basis 10% or more to our revenues. However, our business with Direct Energy Business Marketing LLC amounted to approximately 100% of our energy operations segment revenues for the years ended December 31, 2021 and 2020.

Remediation Activities

We conduct business on properties that have been used for coal-fired power generation facility operations for many years. The properties we own or operate were acquired from third parties whose actions with respect to the management and disposal or release of coal, wastes or other hazardous substances at or from such properties were not under our control prior to acquiring them. Additionally, we are responsible under applicable federal and state rules for the disposal of CCRs in operating landfills and surface impoundments and closure of such units associated with our operations, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements, and post-closure care. Under environmental laws and regulations such as CERCLA and the RCRA or analogous state laws, we could incur strict joint and several liability due to damages to natural resources or for remediating CCR, coal, wastes or other hazardous substances disposed of or released, including by prior owners or operators. Moreover, an accidental release of materials into the environment during the course of our operations may cause us to incur significant costs and liabilities. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal and for damages to natural resources or other claims related to releases of regulated substances at or from such third-party sites.

Cooling Water Intake

Our operations are subject to a variety of rules governing water use and discharge including, in particular, the CWA Section 316(b) rule issued by the EPA that seeks to protect fish and other aquatic organisms by requiring existing steam electric generating facilities to utilize the best technology available (“BTA”) for cooling water intake structures. In 2014, the EPA published its final standards based on CWA Section 316(b) that require certain subject facilities to choose among seven BTA options to reduce fish impingement. In addition, certain facilities must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, are required to reduce entrainment of aquatic organisms. It is possible that this decision-making process, which includes permitting and public input, could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility to increase generation capacity are required to reduce both impingement and entrainment.

Coal-Fired Power Plant Wastewater Discharges

Current EPA regulations issued in 2020 limit the obligation of many coal-fired power plants to mitigate the discharge of lead, mercury and selenium, among other constituents, into surface waters. However, in July 2021, the EPA under the Biden administration announced plans to propose by 2022 a rulemaking that would impose more stringent standards on coal-fired power plants using steam to generate electricity. EPA estimates that the current timeline for issuance of a final rule will be by 2024, at the latest. Implementation of new rules imposing more stringent wastewater discharge limits for coal-fired power plants, including ours, could result in our incurring increased compliance costs.

Intellectual Property

We use specific hardware and software for our crypto asset mining operation. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.
We do not currently own any patents in connection with our existing and planned blockchain and crypto asset related operations. In the future we may pursue patents in connection our blockchain and crypto assets, but do not have immediate plans to do so. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our crypto asset mining operations.

Competition

In crypto asset mining, companies, individuals and groups generate units of crypto assets through mining. Miners can range from individuals to professional mining operations with dedicated datacenters. Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating crypto asset exchanges, developing programming for the blockchain, and mining activities. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.

Several public companies (traded in the U.S. and internationally), such as the following, may be considered to compete with us, although we believe there is no company, including the following, which engages in the same scope of activities with a focus on environmentally-beneficial operations as we do.

•Overstock.com Inc.
•Bitcoin Investment Trust
•Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.)
•Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd)
•DMG Blockchain Solutions Inc.
•Digihost International, Inc.
•Hive Blockchain Technologies Inc.
•Hut 8 Mining Corp.
•HashChain Technology, Inc.
•MGT Capital Investments, Inc.
•DPW Holdings, Inc.
•Layer1 Technologies, LLC
•Northern Data AG
•Riot Blockchain
•Marathon Patent Corporation

While there is limited available information regarding our non-public competitors, we believe that our recent acquisition and deployment of miners (as discussed further above) positions us well among the publicly traded companies involved in the crypto asset mining industry. The crypto asset industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Human Capital Resources

As of March 24, 2022, we had 16 employees, all of which are full-time. On November 2, 2021, Stronghold Digital Mining Holdings, LLC (“Stronghold LLC”) entered into the Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. As of March 24, 2022, the Panther Creek Plant and the Scrubgrass Plant employed a cumulative amount of 126 employees, all of which are full-time. We are not a party to any collective bargaining agreements.

Item 1A. Risk Factors
Summary Risk Factors

Investing in our Class A common stock involves risks. You should carefully read the section of this Form 10-K entitled “Risk Factors” beginning on page 18 for an explanation of these risks before investing in our Class A common stock. In particular, the following considerations may offset our competitive strengths or have a negative effect on our strategy or operating activities, which could cause a decrease in the price of our Class A common stock and a loss of all or part of your investment.

•We have a hybrid business model which is highly dependent on the price of Bitcoin. A decline in the price of Bitcoin could result in significant losses.
•If we fail to effectively manage our growth or to raise additional capital needed to grow our business, our business, financial condition and results of operations may be harmed.
•We have an evolving business model which is subject to various uncertainties.
•The loss of any of our management team could adversely affect our business.
•We may be unable to successfully enter into definitive purchase agreements for or close on the additional plants or miners described herein, or any other potential acquisitions.
•We are dependent on third-party brokers and direct suppliers to source some of our miners.
•If we are unable to comply with the covenants or restrictions contained in our debt agreements, the lenders could declare all amounts outstanding under those agreements to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.
•Our existing operations and future development plans require substantial capital expenditures, and we will require additional financing to fund our operations. We may be unable to obtain additional financing.
•As a result of the depressed price of Bitcoin as compared to its historical high, the cryptocurrency industry has experienced increased credit pressures. These credit pressures could materially and adversely impact our liquidity.
•Some of our suppliers are delayed in delivering already paid for miners which is having a material adverse effect on our business.
•We may not be able to procure ordered and paid for miners on the schedules set forth in our definitive agreements due to circumstances beyond our control such as supply chain issues, manufacturing delays, force majeure events, changing global regulations, and supply shortages.
•If crypto assets are determined to be investment securities, we may inadvertently violate the Investment Company Act of 1940, as amended (the “Investment Company Act”), and incur large losses and potentially be required to register as an investment company.
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of Bitcoin in a manner that adversely affects our business, prospects or operations.
•The open-source structure of the certain crypto asset network protocol, including Bitcoin, means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage that network and an investment in us.
•The further development and acceptance of crypto asset networks and other crypto assets are subject to a variety of factors that are difficult to evaluate.
•We may not be able to compete with other companies, some of whom have greater resources and experience.
•The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
•The loss or destruction of private keys required to access any crypto assets held in custody for our own account may be irreversible.
•The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
•The Bitcoin reward for successfully uncovering a block will halve several times in the future and Bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.
•Our future success will depend upon the value of Bitcoin; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.
•Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.
•If the Bitcoin reward for solving blocks and transaction fees is not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations.
•The limited rights of legal recourse against us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our crypto assets for which no person is liable.
•Natural or man-made events may cause our power production to fall below our expectations.
•We may not be able to operate the power generation facility as planned.
•Land reclamation requirements may be burdensome and expensive.
•Changes in tax credits related to coal refuse power generation could have a material adverse effect on our business, financial condition, results of operations and future development efforts.
•Competition in power markets may have a material adverse effect on our results of operations, cash flows and the market value of our assets.
•Because our power-generating reclamation facility is a member of PJM Interconnection (“PJM”), a regional transmission organization, we may be required to supply power to the grid at a time that is not optimal to our operations.
•Our business is subject to substantial energy regulation, and we are required to obtain, and to comply with, government permits and approvals.
•Our operations involving the combustion of coal refuse are subject to a number of risks arising out of the threat of climate change and environmental laws and regulations relating to emissions and management of coal residues following combustion, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
•Operation of power generation facilities involves significant risks and hazards.
•We are a holding company whose sole material asset is our equity interests in Stronghold LLC; accordingly, we will be dependent upon distributions from Stronghold LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
•If we fail to remediate the material weakness in our internal control over financial reporting or experience any additional material weaknesses in the future or otherwise fail to develop or maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.
•A small group of individuals own a significant amount of our voting stock, and their interests may conflict with those of our other stockholders.
•In certain cases, payments under the Tax Receivable Agreement ("TRA") may be accelerated and/or significantly exceed the actual benefits, if any, Stronghold Inc. realizes.

•Future sales of our Class A common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.
•We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition, results of operations could be materially and adversely affected. The headings provided in this Item 1A. are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors. See “Risk Factors” immediately following this summary for a more thorough discussion of these and other risks and uncertainties we face.

Risk Factors

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
We have a hybrid business model. We are an independent power generation company that maintains the flexibility to both sell power to PJM, a regional transmission organization that coordinates the movement of wholesale electricity in all or part of 13 states and the District of Columbia, at higher prices and draw on PJM at lower prices. During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. If the dollar value of Bitcoin decreases, we could incur future losses and these losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. We are closely monitoring our cash balances, cash needs and expense levels, but significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in Bitcoin prices could significantly impact our financial performance. Our mining operations are costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
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
We operate two coal refuse power generation facilities and crypto asset mining operations in Pennsylvania and are seeking to acquire additional power generation facilities in and around Pennsylvania. We also manufacture StrongBoxes, our proprietary modular data center containers that house our miners. As crypto assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require us to change our business in order to comply fully with federal and state laws regulating power generation, crypto asset (including Bitcoin) mining, or provision of Bitcoin and crypto asset mining services to third parties. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify or expand aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.
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
Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. Following our initial public offering ("IPO"), and the closing of the Panther Creek Acquisition (as defined below), we entered into the Omnibus Services Agreement whereby an affiliate of Olympus Power, LLC (together with its affiliates, "Olympus") is responsible for employing certain personnel to operate the Panther Creek Plant and Scrubgrass Plant. If the Omnibus Services Agreement is terminated for any reason, we would be required to hire the personnel to operate these plants or find replacement personnel, and we may have difficulty finding replacement personnel to operate these plants if that becomes necessary.
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
Members of our management team have limited experience serving as executive officers or directors of a public company and interacting with public company investors, and may not have experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business and financial performance.
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

We have entered into a non-binding letter of intent with Olympus for the purchase of the Third Plant, a coal refuse plant with 112 MW of net electricity generation capacity located in Pennsylvania. The acquisition of the Third Plant is subject to further due diligence and negotiation of a definitive agreement, and there is no assurance we will enter into a definitive agreement with Olympus relating to such acquisition. Furthermore, should we enter into a definitive agreement with Olympus for the acquisition of the Third Plant, we anticipate that the consummation of any potential transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that the transaction will be completed in a timely manner or at all. While we are considering strategic acquisitions of additional power assets, we have not identified, and there are no assurances that we will be able to identify or acquire, additional power assets. If we do not acquire additional power assets, certain of the miners that we have purchased to date may not be utilized, and we may not achieve our anticipated hash rates.
We are dependent on third-party brokers and direct suppliers to source some of our miners, and failure to properly manage these relationships, or the failure of these brokers or suppliers to perform as expected, could have a material adverse effect on our business, prospects or operations.

We currently rely on third-party brokers and direct suppliers to source some of our miners. We have no assurance that business interruptions will not occur as a result of the failure or delay by these brokers or suppliers to perform as expected, including the failure to locate acceptable or sufficient miners for our purchase, even if we have paid for the miners partially or in full at the time of order or at any point prior to delivery. One of our suppliers has failed to deliver contractually obligated miners, which has resulted in a significantly lower than expected hash rate and has had a material adverse effect on our business as of the year end and is expected to continue into 2022. Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. We cannot ensure that our brokers or suppliers will continue to perform services to our satisfaction or on commercially reasonable terms. The recent increased demand for miners has also limited the supply of miners that brokers may source for us. Our brokers or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. There are no assurances that any miner manufacturers will be able to keep pace with the surge in demand for mining equipment. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive miners. For example, China has been experiencing power shortages, and certain of our miner suppliers have been impacted by related intermittent power outages. Additionally, certain companies, including Bitmain and MinerVa, may move their production of miners out of China and into other countries following the September 2021 blanket ban on crypto mining and transactions by Chinese regulators. Such power outages and production relocations could result in cancellations or delays and may negatively impact our ability to receive mining equipment on a timely basis or at all. Additional and escalating wars, strife and unrest around the globe could also negatively impact our business and the ability of our suppliers to deliver miners. If our brokers or suppliers are not able to provide the agreed services at the level of quality and quantity we require or become unable to handle the volume of miners we seek, we may not be able to replace such brokers or suppliers in a timely manner. Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.
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
The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world. The World Health Organization has declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. During 2020 and 2021, in the United States, federal, state and local governments enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. We are still assessing the effect on our business from COVID-19 and any actions implemented by the federal, state and local governments. We may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs. If we are unable to effectively service our miners, our ability to mine Bitcoin will be adversely affected as miners go offline, which would have an adverse effect on our business and the results of our operations.

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

Risks Related to Our Indebtedness and Liquidity

We will require additional financings to fund our operations, which we may be unable to obtain

We may continue to operate at negative cash flow from operations throughout the remainder of 2022. We expect to need to raise additional capital to continue to maintain or expand our operations, pursue our growth strategies, fund needed capital expenditures, and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing or sell assets on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, the holders of any debt we incur would have priority over the holders of our Class A common stock in order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or require us to maintain specified liquidity or other financial ratios or other terms that may not be in the best interests of our stockholders. The failure to obtain additional debt or equity financing or sell assets on satisfactory terms could materially and adversely affect our financial condition, results of operations and business plans.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of December 31, 2021 and March 28, 2022, we had consolidated indebtedness of $68.5 million and $117.8 million, respectively. Our outstanding indebtedness could have important consequences such as:

•limiting our ability to obtain additional financing to fund growth, such as mergers and acquisitions; working capital; capital expenditures; debt service requirements; future asset and power-generation facility purchases; or other cash requirements, either on more favorable terms or at all;

•requiring much of our cash flow to be dedicated to interest or debt repayment obligations and making it unavailable for other purposes;

•causing us to need to sell assets or properties at inopportune times;

•exposing us to the risk of increased interest costs if the underlying interest rates rise on our variable rate debt;

•limiting our ability to invest operating cash flow in our business (including to obtain new assets and power-generation facilities or make capital expenditures) due to debt service requirements;

•limiting our ability to compete effectively with companies that are not as leveraged and that may be better positioned to withstand economic downturns, operational challenges and fluctuations in the price of cryptocurrency;

•limiting our ability to acquire new assets and power-generation facilities needed to conduct operations; and

•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic and market conditions.

We may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, would increase. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures and operating expenses. Our ability to pay our debt depends upon our operating performance. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, restructure our debt, sell assets, limit certain capital expenditures, or reduce spending or we may be required to issue equity at prices that dilute our existing shareholders. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we were to seek certain restructuring transactions, either within or outside of Chapter 11, our creditors would experience better returns as compared to our equityholders. Any of these actions could have a material adverse effect on the value of our equity.

If we are unable to comply with the covenants or restrictions contained in our debt agreements, the lenders could declare all amounts outstanding under those agreements to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.

Our debt agreements include covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, substantially all of our borrowed money obligations are secured by certain of our assets.

A failure to comply with any restrictions or covenants in our debt agreements could have serious consequences to our financial condition or result in a default under those debt agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Moreover, certain of our debt agreements are collateralized by miners that have not yet been received, and because those agreements have events of default tied to the timing of delivery of such miners, and delays in the miner delivery could result in events of default or cross accelerations, or cause cross-default, under our debt agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements, and we may not be able to refinance our debt on terms acceptable to us, or at all.

As a result of the depressed price of Bitcoin as compared to its historical high, the cryptocurrency industry has experienced increased credit pressures that could result in additional demands for credit support by third parties or decisions by banks, surety bond providers, investors or other companies to reduce or eliminate their exposure to Bitcoin and the cryptocurrency industry as a whole, including our company. These credit pressures could materially and adversely impact our liquidity.

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, the price of Bitcoin ranged from a low of approximately $30,000 to a high of approximately $68,000 during 2021, and has ranged from approximately $35,000 to approximately $47,000 year-to-date as of March 24, 2022.

Ongoing depressed cryptocurrency prices, including the recent decrease to the price of Bitcoin, have resulted in, and could result further in, increased credit pressures on the cryptocurrency industry. These credit pressures, have had a material impact on our business, include, for example, banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry. While many of these pressures are directed to the cryptocurrency industry in general, we have had to amend our credit facility with WhiteHawk Finance LLC ("WhiteHawk") because of delays in the delivery of miners collateralizing the agreement..

Our existing operations and future development plans require substantial capital expenditures, which we may be unable to provide.

Our existing operations and future plans are dependent upon our acquisitions of additional assets and power-generations facilities, and maintenance of our current assets and facilities, which require substantial capital expenditures. We have experienced higher than-anticipated maintenance costs related to one of our plants, and we may continue to experience higher than-anticipated maintenance costs for any of our plants in the future. We also require capital for, among other purposes:

•equipment and the development of our mining operations, including acquiring miners and datacenter buildouts;
•capital renovations;
•maintenance and expansions of plants and equipment; and
•compliance with environmental laws and regulations.

To the extent that cash on hand and cash generated from operations are not sufficient to fund capital requirements, we will require proceeds from asset sales or additional debt or equity financing. However, the opportunity to sell assets or obtain additional debt or equity financing may not be available to us or, if available, may not be available on satisfactory terms. Additionally, our debt agreements may restrict our ability to obtain such financing. If we are unable to obtain additional capital, we may not be able to maintain or increase our existing hashing rates and we could be forced to reduce or delay capital expenditures or change our business strategy, sell assets or restructure or refinance our indebtedness, all of which could have a material adverse effect on our business or financial condition.

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
As the sole managing member of Stronghold LLC, we control and operate Stronghold LLC. On that basis, we believe that our interest in Stronghold LLC is not an “investment security” as that term is used in the Investment Company Act. However, if we were to cease participation in the management of Stronghold LLC, our interest in Stronghold LLC could be deemed an “investment security” for purposes of the Investment Company Act. We and Stronghold LLC intend to conduct our operations so that we will not be deemed an investment company.
Additionally, we believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. As a result of our investments and our crypto asset mining activities, it is possible that the investment securities we hold in the future could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. To date the SEC staff have treated Bitcoin as a commodity, but it is possible that the SEC may deem Bitcoins and other crypto assets an investment security in the future, although we do not believe any of the Bitcoin we own, acquire or mine are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of December 31, 2021, we do not believe we are an inadvertent investment company. If we do become an inadvertent investment company in the future, we may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and Bitcoin on hand or liquidating our investment securities or Bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Liquidating our investment securities or Bitcoin could result in losses.

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
Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, SEC, FinCEN and the Federal Bureau of Investigation ("FBI")) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
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
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January of 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.
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

Our interactions with a blockchain may expose us to SDN or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policy prohibits any transactions with such SDN individuals, and while we have internal procedures in place, we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. For example, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

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
Our operations are subject to stringent federal, state and local laws and regulations governing air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Furthermore, there is increased focus by the current Biden administration in pursuing a clean energy plan in Congress that would seek to increase electric power generation from renewable sources such as wind, solar, nuclear and hydro energy in replacement of power from fossil fuel sources, including coal. Additionally, the Biden administration has stated it has a goal to achieve a carbon pollution-free electric power sector by 2035 and to put the United States on a path to a net-zero carbon emissions economy by 2050. See “Business – Environmental Matters” for more discussion on these matters. Our obligation to comply with these new regulatory requirements limiting emissions from the combustion of fossil fuels is described in the “Business – Environmental Matters” could adversely impact our operations, increase our environmental compliance costs and potentially reduce the extent of our business, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our operations involving the combustion of coal refuse are subject to a number of risks arising out of the threat of climate change, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our operations are subject to regulatory, political, litigation and financial risks associated with the use of fossil fuels, including coal refuse, and emission of GHGs). The Biden administration has already issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Agreement, pursuant to which the administration has announced a goal of halving U.S. GHG emissions by 2030. See “Business – Environmental Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives pertaining to GHG emissions and climate change, as described in the "Business - Environmental Matters" section, could result in the imposition of more stringent standards on us with respect to our GHG emissions could result in increased compliance costs or costs of consuming fossil fuels, including coal refuse. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling the extent of our business activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternative energy sources (such as Pennsylvania’s Tier I Alternative Energy Sources, including solar photovoltaic energy, wind power, and low-impact hydropower) that do not generally have the adverse impact to the environment that is associated with the combustion of coal and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels could also reduce demand for coal refuse power generation facility activities. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Our cost of compliance with existing and new environmental laws relating to the combustion of coal refuse could have a material adverse effect on us.
We are subject to extensive environmental regulation by governmental authorities, including the EPA, and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on us.
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

There is attention and interest nationally and internationally about global climate change and how GHG emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or GHG emissions, incentives for the development of low-carbon technology and federal renewable portfolio standards. A number of federal and state court cases have been filed in recent years asserting damage claims related to GHG emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce GHG emissions. See “Business – Environmental Matters” for more discussion on the risks arising from the threat of climate change and restriction of GHG emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from GHG emissions.
The availability and cost of emission allowances due to the cost of coal refuse could adversely impact our costs of operations.
We are required to maintain, through either allocations or purchases, sufficient emission allowances for sulfur dioxide, CO2 and NOx to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, the purchase of such allowances could materially increase our costs of operations in the affected markets.
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
Geopolitical crises may motivate large-scale purchases of Bitcoin and other crypto assets, which could increase the price of Bitcoin and other crypto assets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
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
China has historically been the world’s largest producer of Bitcoin and has housed the large majority of the world’s crypto asset mining power (some observers estimate that China produced as high as 80% of the world’s crypto asset mining power at certain points in time). In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. In September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. We cannot quantify the effects of this regulatory action on our industry as a whole. If further regulation follows, it is possible that our industry may not be able to cope with the sudden and extreme loss of mining power.
Additionally, in May 2021, a bill was presented to the New York Senate’s Environmental Conservation Committee that would have established a three-year moratorium on the operation of cryptocurrency mining centers pending an environmental impact study on the greenhouse gas emissions caused by the Bitcoin mining industry in the State of New York but that bill failed to pass the state assembly in June 2021. On March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further extreme regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.
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
Our current mining operations in Venango County in Western Pennsylvania and Carbon County in Eastern Pennsylvania are, and any future mining operations we establish will be, subject to a variety of risks relating to physical condition and operation, including:
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
Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Two prominent examples of marketplaces that accepted digital currency payments for illegal activities include Silk Road, an online marketplace on the dark web that, among other things, facilitated the sale of illegal drugs and forged legal documents using digital currencies and AlphaBay, another darknet market that utilized digital currencies to hide the locations of its servers and identities of its users. Both of these marketplaces were investigated and closed by U.S. law enforcement authorities. U.S. regulators, including the SEC, CFTC, and Federal Trade Commission, as well as non-U.S. regulators, have taken legal action against persons alleged to be engaged in Ponzi schemes and other fraudulent schemes involving digital currencies. In addition, the FBI has noted the increasing use of digital currency in various ransomware scams.
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
Although currently crypto assets generally are not regulated or are lightly regulated in most countries, countries such as China and Russia have taken harsh regulatory action to curb the use of crypto assets and may continue to take regulatory action in the future that could severely restrict the right to acquire, own, hold, sell or use these crypto assets or to exchange them for fiat currency. In September 2021, China instituted a blanket ban on all crypto transactions and mining, including services provided by overseas crypto exchanges in mainland China, effectively making all crypto-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in Bitcoin or other crypto assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. Such restrictions may adversely affect us as the large-scale use of Bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, ultimately harming investors.
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
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto asset transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to Bitcoin hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.
Our mining operations can only be successful and ultimately profitable if the costs of mining Bitcoin, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of a Bitcoin. As our mining facility operates, our miners experience ordinary wear and tear and general hardware breakdown, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The physical degradation of our miners will require us to, over time, replace those miners which are no longer functional. Furthermore, a small number of miners delivered to date have not performed at the levels we initially anticipated; these and any future unanticipated performance issues could negatively affect our operating results. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis. Also, because we expect to depreciate all new miners, our reported operating results will be negatively affected.
The global supply chain for Bitcoin miners is presently constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage and further exacerbated due to the COVID-19 pandemic, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners; supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of Bitcoin miners, has seen a production slowdown as a result of COVID-19. One of our suppliers, MinerVa, was unable to meet its original delivery schedule of 15,000 miners under an agreement entered into in April 2021 that provided for the delivery of such miners by December 31, 2021, due to supply chain, manufacturing and other issues. In December 2021, we extended the delivery date of the remaining approximately 14,000 miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the originally scheduled 15,000 miners. We do not know when the remaining MinerVa miners will be delivered, if at all. As a result, we may write off some or all of the undelivered MinerVa miners, which could have a material adverse effect on our business and financial condition. Should continued disruptions to the global supply chain for Bitcoin hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.
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
The market price of Bitcoin, which has historically and recently been volatile and is impacted by a variety of factors (including those discussed herein), is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities.

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
As with any computer code generally, flaws in crypto asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. As technological change occurs, the security threats to our cryptocurrencies will likely change and previously unknown threats may emerge. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
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

Our current power generation facility and plants that we may acquire in the future require periodic maintenance and repair. We have experienced higher-than-anticipated maintenance costs related to the Scrubgrass Plant, and we may continue to experience unexpected expenses at the Scrubgrass Plant or our other facilities in the future. During the fourth quarter of 2021 and continuing into 2022, the Scrubgrass Plant had downtime that was greater than anticipated, driven largely by mechanical failures. The upgrades we made that are necessary as a result of the deferred maintenance have taken longer and are more extensive than originally anticipated, although we expect these investments to be completed in the second half of 2022. Once finished, the Scrubgrass Plant is expected to be operational at nameplate capacity with higher uptime and lower operating costs, in line with original expectations. Nonetheless, the unexpected maintenance required to remedy plant downtime is necessarily coupled with decreased mining capacity while miners are out of operation during the downtime, which has resulted in and could continue to have significant impacts on our profitability. These or any other such unexpected plant expenses or failures, including failures associated with breakdowns, forced outages or any unanticipated capital expenditures, could have an adverse impact on our financial conditions.
We cannot be certain of the level of capital expenditures that will be required due to changing environmental and safety laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify a unit, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the federal CAA, as amended from time to time, which would likely result in substantial additional capital expenditures.
The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial liability, caused to or by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.
Natural or man-made events may cause our power production to fall below our expectations.
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
Our operation of the power generation facility, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, plant downtimes and related maintenance costs, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently and lead to increased or unexpected costs, expenses or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them. Having to purchase power at then-market rates could also have a negative impact on the cost structure of our crypto asset mining operations.
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
We rely on third party carriers for delivery of the coal refuse used at our plant. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, sanctions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to deliver coal refuse to our facility, any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.
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
Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of equipment and delivering electricity to transmission and distribution systems, including the transmission lines that run from our power generation facility to our Bitcoin mining operations and operating the pods that house our miners at our power generation facilities. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, other human-made hazards, such as nuclear accidents, dam failure, gas or other explosions, mine area collapses, fire, structural collapse, machinery failure and other dangerous incidents are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant, equipment, and transmission lines, contamination of, or damage to, the environment and suspension of operations. Further, our employees and contractors work in, and customers and the general public may be exposed to, potentially dangerous environments at or near our operations. As a result, employees, contractors, customers and the general public are at risk for serious injury, including loss of life.
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
We have no material assets other than our equity interests in Stronghold LLC, which holds, directly or indirectly, all of the operating assets of our business. Stronghold LLC generally is not subject to U.S. federal income tax, but may be subject to certain U.S. state and local and non-U.S. taxes. We are a U.S. corporation that is subject to U.S. corporate income tax on our worldwide operations, including our share of income of Stronghold LLC. Moreover, our operations and customers are located in the United States, and as a result, we and Stronghold LLC are subject to various and evolving U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on us and our business and future profitability.

U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or Stronghold LLC, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our or Stronghold LLC’s business and future profitability.

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
Risks Relating to Us and our Organizational Structure
Q Power LLC ("Q Power") owns the majority of our voting stock and will have the right to appoint a majority of our board members, and its interests may conflict with those of other stockholders.
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
We are a holding company and we have no material assets other than our equity interests in Stronghold LLC and no independent means of generating revenue or cash flow. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fourth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the "Stronghold LLC Agreement") requires Stronghold LLC to make pro rata cash distributions to holders of Class A common units of Stronghold LLC ("Stronghold LLC Units"), in an amount sufficient to allow us to pay our taxes and to make payments under the TRA. We generally expect Stronghold LLC to fund such distributions out of available cash, and if payments under the TRA are accelerated, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When Stronghold LLC makes regular distributions, the holders of Stronghold LLC Units are entitled to receive proportionate distributions based on their interests in Stronghold LLC at the time of such distribution. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to us to reimburse us for our corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. To the extent that we need funds and Stronghold LLC or its subsidiaries do not have sufficient funds, or are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
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
We entered into a TRA on April 1, 2021 with Q Power and an agent named by Q Power. This agreement generally provides for the payment by us to Q Power (or its permitted assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of certain increases in tax basis available to us as a result of this or prior offerings, the acquisition of Stronghold LLC Units pursuant to an exercise of the Redemption Right (as defined herein) or the Call Right (as defined herein) and payments under the TRA, and certain benefits attributable to imputed interest. We will retain the remaining net cash savings, if any.
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
Payments under the TRA are not conditioned upon a holder of rights under the TRA having an ownership interest in us or Stronghold LLC. In addition, certain rights of the holders of Stronghold LLC Units (including the right to receive payments) under the TRA are transferable in connection with transfers permitted under the Stronghold LLC Agreement of the corresponding Stronghold LLC Units or after the corresponding Stronghold LLC Units have been acquired pursuant to the Redemption Right or Call Right.  For additional information regarding the TRA, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Tax Receivable Agreement" herein.
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
If we experience a change of control (as defined under the TRA, including certain mergers, asset sales and other forms of business combinations), or the TRA terminates early (at our election or as a result of our breach), we would be required to make an immediate payment equal to the present value of the future payments we would be required to make if we realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points, and using numerous assumptions to determine deemed tax savings) and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc. The calculation of such future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) that we have sufficient taxable income on a current basis to fully utilize the tax benefits covered by the TRA, and (ii) that any Stronghold LLC Units (other than those held by us) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
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

Please read “Management's Discussion and Analysis of Financial Condition and Results of Operations - Tax Receivable Agreement" herein.
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
These requirements will not apply to us as long as we remain a controlled company. Following the IPO, we may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. See "—Risks Relating to Us and our Organizational Structure" herein.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We are in the process of designing, implementing, and testing internal control over financial reporting required to comply with this obligation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.

During the course of preparing for the IPO, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. We have concluded that our internal control over financial reporting did not result in the proper classification of our outstanding shares of Class V common stock as mezzanine equity which, due to its impact on our consolidated financial statements, we determined to be a material weakness. We identified a material weakness in our controls over the accounting for mezzanine and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as mezzanine and permanent equity, did not operate effectively to appropriately apply the provisions of ASC 480-10-10-S99-3A. This material weakness resulted in the failure to prevent a material error in the accounting for mezzanine and permanent equity and the resulting restatement of our previously issued financial statements. The reason for the reclassification from permanent equity to mezzanine equity relates to the fact that the Class V common stock, together with the corresponding Class A common units of Stronghold LLC, held by Q Power can be redeemed by Q Power and, in response to a redemption request from Q Power, can be repurchased by the Company in exchange for either shares of the Company’s Class A common stock or, at the Company’s election, cash of equivalent value.

In addition, during our year-end audit, we and our independent registered public accounting firm also identified deficiencies that constitute an additional material weakness in internal control over financial reporting as of and for the year ended December 31, 2021. There was a lack of cohesion between departments within our organization, reduced discipline in the accuracy of recording transactions, and a lack of review and reconciliation in areas of the accounting function. Our auditors concluded that the Company’s internal controls over financial reporting did not and could not timely detect material misstatements.

Remediation of material weaknesses generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weaknesses, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Additionally, we are implementing certain accounting systems to upgrade our existing systems and to automate certain manual processes. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will ultimately have the intended effects.

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

See “Description of the Registrant’s Securities” filed as Exhibit 4.1 to this Form 10-K.
In addition, certain change of control events have the effect of accelerating the payment due under the TRA, which could be substantial and accordingly serve as a disincentive to a potential acquirer of our company. Please see “Risks Relating to Us and our Organizational Structure” herein. In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the TRA.
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
We are classified as an “emerging growth company” ("EGC") under the JOBS Act. For as long as we are an EGC, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an EGC for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our second amended and restated certificate of incorporation described herein. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our second amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2021. Our corporate headquarters, which we lease, is located at 595 Madison Avenue, 28th Floor, New York NY, 10022. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs.

Location	Primary Use	Segment(s)	Approximate Size
Nesquehoning, PA	Power Generation and Crypto Mining	All	33 acres
Kennerdell, PA	Power Generation and Crypto Mining	All	650 acres
Russellton, PA	Waste Coal Site	Energy	212 acres
New York, NY	Office	All	3,000 Sq. Ft.
Pittsburgh, PA	Office	All	7,000 Sq. Ft.
New Castle, PA	Storage	All	52,602 Sq. Ft.

Item 3. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. For more information, please reference “Note 8 – Commitments and Contingencies” in the notes to our financial statements.

The following are pending:

McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.

On January 31, 2020, McClymonds Supply and Transit Company, Inc. (“McClymonds”) made a Demand for Arbitration, as required by the terms of the Transportation Agreement between it and the Scrubgrass dated April 8, 2013 (the “Agreement”). In its demand, McClymonds alleged damages in the amount of $5,042,350.40 for failure to pay McClymonds for services. On February 18, 2020, Scrubgrass submitted its answering statement denying the claim of McClymonds in its entirety. On March 31, 2020, Scrubgrass submitted its counterclaim against McClymonds in the amount of $6,747,328 as the result of McClymonds’ failure to deliver fuel as required under the terms of the Agreement. Hearings were held from January 31, 2022 to February 3, 2022. Proposed findings of fact and conclusions of law were submitted and a decision will be rendered. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

On February 27, 2017, Allegheny Mineral offered to sell to Scrubgrass “high calcium limestone” for use in its plant. Scrubgrass accepted. In November 2019, Allegheny Mineral filed suit against Scrubgrass seeking payment of approximately $1,200,000 in outstanding invoices. In response, Scrubgrass filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of $1,300,000. The case was unsuccessfully mediated in August, 2020. At this time, there is a discovery deadline currently scheduled for June 30, 2022. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, L.L.C. and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach denying the breach. On January 7, 2022, Scrubgrass participated in a hearing with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, we sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, we executed a necessary study agreement with respect to the Panther Creek Plant. While a reduction in our capacity payments from PJM is likely to occur, we do not believe the PJM notice of breach or the Panther Creek necessary study agreement will have a material adverse effect on our reported financial position or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors:

Name	Age	Position

Gregory A. Beard	50	Chief Executive Officer, President and Co-Chairman of the Board

William B. Spence	64	Co-Chairman of the Board

Ricardo R. A. Larroudé	43	Chief Financial Officer

Richard J. Shaffer	46	Senior Vice President - Asset Manager

Sarah P. James	39	Director

Thomas J. Pacchia	38	Director

Thomas R. Trowbridge, IV	47	Director

Matthew J. Smith	44	Director

Executive Officers

Gregory A. Beard has served our Chief Executive Officer, President and Co-Chairman of our Board of Directors (the “Board”) since March 2021. Mr. Beard was the Global Head of Natural Resources, a Senior Partner, Member of the Management Committee, and Senior Advisor at Apollo Global Management from 2010 to 2020. In such roles, Mr. Beard oversaw Apollo’s investment activities in the energy, metals and mining and agriculture sectors. Prior to Apollo, Mr. Beard was a senior Managing Director at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. He began his career as a Financial Analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. The funds where Mr. Beard held these senior leadership positions have invested billions of dollars in natural resources related investments. During his career, Mr. Beard sourced and managed some of the most profitable deals in the energy private equity sector. Mr. Beard is a founding and managing member of Q Power. Additionally, he currently serves as the Chief Executive Officer of Beard Energy Transition Acquisition Corp. (the “Beard SPAC”), a special purpose acquisition company currently in registration. He also currently serves on the board of directors of Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”), the board of directors/advisors of Double Eagle Energy Holdings III, Skeena Resources Ltd., Andros Capital Partners LLC, and Parallaxes Capital, as well as the board of directors of The Conservation Fund, a non-profit focused on land conservation. He previously served on the boards of more than 25 public and private companies, including Spartan Energy Acquisition Corp, (now Fisker Inc., NYSE: FSR), Athlon Energy, Inc. (NYSE: ATHL), CDM Resource Management, Mariner Energy, Apex Energy, Caelus Energy, CSV Midstream, Double Eagle I / II, EP Energy Corporation, Jupiter Resources, Roundtable Energy, Talos Energy Inc. (NYSE: TALO), Pegasus Optimization, Northwoods Energy and Tumbleweed Royalty. Mr. Beard received his Bachelor of Arts from the University of Illinois at Urbana. We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our Board.

Ricardo R. A. Larroudé has served as our Chief Financial Officer since March 2021. Prior to that, in 2020, Mr. Larroudé was the General Manager of APFM Emerging Businesses division (a healthcare marketing company owned by General Atlantic and Silverlake), where he managed all non-core and international existing businesses and was responsible for the launch and acquisitions of new ventures. He joined APFM from Anheuser-Busch Inbev (a 3G Capital co-controlled company) where he lead the company’s global financial risk management operations (including capital structure, forex and commodity management) and other merger and acquisition related responsibilities from 2017 to 2020. Prior to being a senior operating executive, from 2010 to 2017, Mr. Larroudé served at Apollo Global Management where he primarily focused on energy, metals and mining and agriculture related investments. During his private equity career, Mr. Larroudé was responsible for executing multiple investments, managing portfolio companies, starting new businesses, evaluating and executing rollup opportunities and managing investment exits. He began his career as an Investment Banking Analyst at Lehman Brothers’ Global Communications and Media Group in 2003. Mr. Larroudé received his Bachelor of Business Administration degree from Fundação Getulio Vargas in São Paulo, Brazil.

Richard J. Shaffer has served as our Senior Vice President – Asset Manager since March 2021. Prior to that, Mr. Shaffer served as General Manager of the Scrubgrass Plant since March 2016. Mr. Shaffer has management responsibilities that include safety and environmental compliance, plant operations and maintenance, supply contracts, and compliance with PJM, Federal Energy Regulatory Commission, and National Electric Reliability Council (NERC). From 2013 to 2016, Mr. Shaffer was the Fuel and Environmental Manager for the Scrubgrass Plant. Mr. Shaffer started at the Scrubgrass Plant in 2003 as the Environmental Manager and was responsible for environmental compliance of the facility. Mr. Shaffer worked with the PADEP on several major permitting projects for the facility to give it both operational flexibility and to cause it to be a top emissions performer. Mr. Shaffer’s reputation earned him an appointment as an industry member to the PADEP Air Quality Technical Advisory Committee in 2015, an appointment he still holds. Prior to his employment at the Scrubgrass Plant, Mr. Shaffer worked for an environmental remediation and consulting company that provided remediation and service work to industry. Mr. Shaffer graduated from Thiel College with a Bachelor of Arts in Environmental Science.

Non-Employee Directors

William B. Spence has served as Co-Chairman of our Board since March 2021. Mr. Spence has been digitally mining crypto assets since 2018 and has over 40 years of energy-related experience. Mr. Spence has been involved with coal refuse reclamation since 1993. He began his career as an engineer with Mobil Oil Corporation in Denver, Colorado. Mr. Spence became a project manager with Dr Otto Gold Engineering in Cologne, West Germany before moving to Keplinger and Associates in Houston, Texas. From there, Mr. Spence served as a Vice President with Coral Petroleum/Oil & Gas. In 1993, Mr. Spence founded Dark Diamond and later Coal Valley Resources, where he successfully mined and reclaimed millions of tons of coal refuse along with revegetating thousands of acres of land throughout Western Pennsylvania. In 2007, Mr. Spence became the Chief Executive Officer of Targe Energy, a position he held until he resigned due to health reasons in 2017. Mr. Spence is a proud cancer survivor. Mr. Spence is a founding and managing member of Q Power and serves on the board of Scrubgrass LP. Mr. Spence is a graduate of West Virginia University with a B.S. Degree in Mining Engineering. We believe Mr. Spence’s background in coal refuse, and the energy industry generally, and his experience with mining crypto assets makes him well qualified to serve on our Board.

Sarah P. James has served as a member of our Board since October 2021. From March 2020 to July 2021, Ms. James served as Chief Financial Officer for Alussa Energy Acquisition Corporation (NYSE: ALUS). Additionally, Ms. James serves as the Chief Financial Officer of the Beard SPAC, a special purpose acquisition company currently in registration. From February 2013 to April 2020, Ms. James served as a vice president of finance and business development at Caelus Energy Alaska, LLC, a private company specializing in oil and gas exploration and production. Ms. James oversaw the company’s business development strategy, debt and equity fundraising and ongoing financial reporting functions. From January 2008 to August 2010, she served as a private equity associate at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. Prior to that, Ms. James served as an analyst at JPMorgan Securities, Inc., in the diversified industrials and natural resources group. Ms. James currently serves on the board of directors of North American Helium Inc. Ms. James holds a Bachelor of Arts degree in Economics and English from Duke University and a Master of Business Administration and Master of Science: School of Earth Sciences from Stanford University. We believe Ms. James’ financial expertise and experience makes her well qualified to serve on our board of directors.

Thomas J. Pacchia has served as a member of our Board since October 2021. Mr. Pacchia is a Bitcoin and crypto asset specialist with over eight years of dedicated industry experience. In 2017, Mr. Pacchia founded HODL Capital, a digital asset hedge fund focused on the crypto and hash rate markets. Additionally, Mr. Pacchia serves as an advisor to a number of early stage companies building critical infrastructure across the crypto asset ecosystem. Prior to founding HODL Capital, Mr. Pacchia was a Director of Fidelity Investment’s Bitcoin/Blockchain Incubator from 2016 to 2017 and a founding team member of Fidelity Digital Asset Services. Mr. Pacchia was also an early product developer at blockchain software company Digital Asset Holdings in 2015. Prior to his career in Bitcoin, Mr. Pacchia was a swap and derivative lawyer at Cadwalader Wickersham & Taft LLP from 2012 to 2013. Mr. Pacchia holds an M.Sc. in Finance from New York University’s Stern School of Business, a J.D. from Washburn University School of Law, an L.L.M. in Intellectual Property from Maastricht University, and a Bachelor of Arts degree from Trinity College. We believe Mr. Pacchia’s experience in the crypto industry makes him well qualified to serve on our Board.

Thomas R. Trowbridge, IV has served as a member of our Board since October 2021. Mr. Trowbridge is a co-founder of Fluence Labs, which has developed and launched a decentralized computing protocol and programming language optimized for building, hosting and running peer-to-peer applications. From December 2019 to June 2020, Mr. Trowbridge served as President of Triterras, Inc. Prior to that, Mr. Trowbridge helped found and from 2017 to 2019 served as President of Hedera Hashgraph (HBAR) (“Hedera”), a leading enterprise-grade public ledger that is currently the most used distributed ledger with over 4 million transactions a day. As President, Mr. Trowbridge drove the business from concept to main net launch with a $124 million capital raise at a $6 billion valuation, a global team in eight countries, and a governing council that includes Google, LG, IBM, Deutsche Telekom, Nomura Holdings, Inc., DLA Piper and Tata Communications among others. Before launching Hedera, Mr. Trowbridge served as the Head of North American

Marketing and started and managed the New York office for Odey Asset Management from 2013 to 2017. Prior to his time at Odey Asset Management, Mr. Trowbridge served as the Head of U.S. Marketing for Lombard Odier from 2010 to 2012. Mr. Trowbridge has been advising technology companies since 1996, when he started his career as an investment banker in the telecom group of Bear, Stearns & Co. and began investing in early-stage technology companies in 1998 as a member of the private equity and venture capital firm Alta Communications. Mr. Trowbridge received his Bachelor of Arts degree from Yale University and his MBA from Columbia University. We believe Mr. Trowbridge’s experience in the crypto industry makes him well qualified to serve on our Board.

Matthew J. Smith has served as a member of our Board since November 2021. He has served as the Founder and Managing Partner of Deep Basin Capital LP since January 2017. Mr. Smith has over 16 years of investment management experience in the energy, renewable, power and utility sectors across both public and private investments, including the roles of portfolio manager at Citadel’s Surveyor Capital Ltd. from June 2010 through January 2016, senior analyst in the energy and other cyclical sectors for Highfields Capital Management LP from January 2009 to December 2009 and Copper Arch Capital LLC from July 2005 to December 2007 and as a financial analyst at Equity Office Properties Trust from August 2001 to May 2003. Mr. Smith is a CFA Charterholder. Mr. Smith currently serves as an independent director and audit committee member on the board of Spartan Acquisition Corp III (NYSE: SPAQ), a role that he has held since May 2021. He holds a M.S. in Finance from the University of Wisconsin-Madison’s Applied Security Analysis Program (ASAP) and a B.B.A. from the University of Iowa Tippie College of Business. We believe Mr. Smith’s experience in the energy, renewable, power and utility sectors across both public and private investments makes him well qualified to serve on our Board.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A common stock of the Company is listed on the Nasdaq Global Market under the symbol “SDIG.” As of March 11, 2022, there were 20,020,877 shares of Class A common stock outstanding and 28,209,600 shares of Class V common stock outstanding. There is no market for our Class V common stock. Each share of Class V common stock has no economic rights but entitles its holders to one vote per share of Class V common stock on all matters to be voted on by the shareholders generally.

Holders of Record

As of March 11, 2022, there were 90 and two stockholders of record of our Class A common stock and Class V common stock, respectively. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.

Dividends

The Company has never paid quarterly dividends to shareholders, and has no present intention to do so.

Performance Graph

Not applicable.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or required by the context, all references in this prospectus to the “Company,” “we,” “us” or “our” relate to Stronghold Digital Mining, Inc. (“Stronghold Inc.”) and its consolidated subsidiaries following the Reorganization.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Risk Factors” and discussed elsewhere in this Form 10-K.
Overview

We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly own and operate two low-cost, environmentally-beneficial coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and currently has the capacity to generate approximately 83.5 megawatts ("MW") of electricity (the "Scrubgrass Plant") and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November of 2021 and which has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant"), each of which are recognized as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. Owning our own source of power helps us to produce Bitcoin at one of the lowest prices among our publicly traded peers. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We completed our previously disclosed acquisition of a second coal refuse power generation facility and have entered into a non-binding letter of intent to purchase a third coal refuse power generation facility (the "Third Plant"). We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Bitcoin Mining Growth

During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. We have been expanding our mining operations since such date. As of December 31, 2021 we operated approximately 8,000 crypto asset mining computers (known as “miners”) with hash rate exceeding 0.8 EH/s. As of December 31, 2021 we had entered into definitive agreements with suppliers to purchase approximately 39,000 additional miners, including the remaining MinerVa Semiconductor Corp. ("MinerVa") miners that were not yet delivered at year end, with a total hash capacity equal to approximately 4.0 EH/s. We do not know when the remaining 11,700 MinerVa miners will be delivered, if at all. Additionally, we are evaluating all available remedies under the MinerVa Purchase Agreement (as defined herein). We intend to house our miners at the Scrubgrass Plant, the Panther Creek Plant, the Third Plant or other power assets that we identify.

With the full deployment of these new miners, including the remaining 11,700 MinerVa miners, which we do not know when they will be delivered, if at all, our total fleet is currently expected to comprise approximately 57,000 total miners by December 2022 and consume approximately 200 MW of electricity.
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

Scrubgrass Plant

During the fourth quarter of 2021 and continuing into 2022, the Scrubgrass Plant had downtime that was greater than anticipated, driven largely by mechanical failures. The upgrades and maintenance that are necessary have taken longer and are more extensive than originally anticipated. We expect these investments to be completed in the second half of 2022. Once finished, the Scrubgrass Plant is expected to be operational at nameplate capacity with high uptime and low operating costs.

2021 Highlights
Acquisitions
On March 3, 2021, Stronghold Digital Mining LLC (“SDM”) entered into a non-binding letter of intent with Olympus Power, LLC (together with its affiliates, "Olympus") (the “Olympus LOI”) for the purchase of (i) the ownership interest in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”) held by Aspen Scrubgrass Participant, LLC (the “Aspen Interest”), (ii) the Panther Creek Plant, and (iii) the Third Plant.
On July 9, 2021, Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) entered into a purchase agreement for the Panther Creek Plant (the “Panther Creek Acquisition”), as contemplated by the Olympus LOI, from Olympus. The Panther Creek Acquisition includes all of the assets of Panther Creek Power Operating LLC, comprised primarily of the Panther Creek Plant. The Panther Creek Plant is a coal refuse reclamation facility with 80 MW of net electricity generation capacity located near Nesquehoning, Pennsylvania. We completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $2.2 million ($3 million less $800 thousand in shared land closing costs) in cash and 1,152,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”), together with a corresponding number of shares of Class V common stock. Effective November 2, 2021, we closed on this acquisition. Refer to "Note 25 - Acquisition" in the notes to our financial statements.
We continue to evaluate the acquisition of the Third Plant as contemplated by the Olympus LOI, although the acquisition of the Third Plant is subject to further due diligence and the negotiation of a definitive agreement, and there is no assurance that the acquisition will be completed. The acquisition of the Third Plant is subject to further due diligence and the negotiation of a definitive agreement, and there is no assurance that the acquisition will be completed. The consideration for the Third Plant is expected to be approximately $3.0 million in cash and 6,250,000 of Stronghold LLC Units, together with a corresponding number of shares of Class V common stock. If acquired, we plan to store newly acquired miners at or near the Third Plant and use power generated by the Third Plant to power crypto asset mining operations in an environmentally conscious manner. We are also strategically pursuing acquisitions of additional assets.
Northern Data

On August 17, 2021, we entered into an agreement with Northern Data PA, LLC (“Northern Data”) whereby Northern Data will construct and operate a colocation datacenter facility located on the Scrubgrass Plant (the “Hosting Agreement”), the primary business purpose of which will be to provide hosting services and support the cryptocurrency miners that we have purchased but not yet received entirely. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete. Refer to "Note 28 - Hosting Services Agreement" in the notes to our financial statements.

Initial Public Offering
We completed the issuance and sale of our Class A common stock, par value $.0001 per share, in an initial public offering (the "IPO") on October 22, 2021, and our Class A common stock is listed on Nasdaq under the symbol “SDIG.” Refer to "Note 27 - Initial Public Offering" in the notes to our financial statements.

Stock Split
We effected 2.88-for-1 stock split on October 22, 2021, pursuant to which each share of common stock held of record by the holder thereof was reclassified into approximately 2.88 shares of common stock. No fractional shares were issued. Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time, each Stronghold LLC Unit was also split on a corresponding 2.88-for-1 basis, such that there are an equivalent number of Stronghold LLC Units outstanding as the aggregate number of shares of Class V common stock and Class A common stock outstanding following the stock split. We refer to this collectively as the “Stock Split.”

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
On November 16, 2021, we entered into a second agreement with Bitmain to purchase 1,800 miners, which will be delivered in six equal batches on a monthly basis beginning in July 2022 (the "Second Bitmain Purchase Agreement"). Per the Second Bitmain Purchase Agreement, on November 18, 2021, we made an initial payment of $6,835,000 to Bitmain for the miners. Subsequent payments will be made in the future in connection with additional deliveries of miners under the Second Bitmain Purchase Agreement.
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

Luxor Technology Corporation

We paid for three separate purchases of miners from Luxor Technology Corporation ("Luxor"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amount of $5,357,300 and $3,633,500 respectively, for an additional 750 and 500 miners.

On November 30, 2021, we entered into a fourth purchase agreement with Luxor to acquire 400 Antminer T19 miners with a hash rate of 84 TH/s and 400 Antminer T19 miners with a hash rate of 88 terahash per second ("TH/s") for a total purchase price of $6,260,800.

Cryptech Purchase Agreement

On December 7, 2021, we entered into a Hardware Purchase and Sales Agreement (the “Cryptech Purchase Agreement”) with Cryptech Solutions, Inc ("Cryptech") to acquire 1,000 Bitmain S19a miners (the “Cryptech Miners”) with a hash rate of 96 TH/s for a total purchase price of $8,592,000. Pursuant to the Cryptech Purchase Agreement, all hardware will be paid for in advance of being shipped to the Company.

Supplier Purchase Agreements

On December 10, 2021, we entered into a Hardware Purchase and Sale Agreement (the “First Supplier Purchase Agreement”) to acquire 3,000 MicroBT WhatsMiner M30S miners (the “M30S Miners”) with a hash rate per unit of 87 “TH/s”. Pursuant to the First Supplier Purchase Agreement, the unit price per M30S Miner is $6,960 for a cumulative purchase price of $20,880,000 that was paid in full within five business days of the execution of the First Supplier Purchase Agreement.

On December 16, 2021, we entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S Miners and MicroBT WhatsMiner M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373.
NYDIG ABL LLC

On December 15, 2021, we entered into a Master Equipment Finance Agreement (the “Second NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”) whereby NYDIG agreed to lend Stronghold Digital Mining BT, LLC ("Digital Mining BT") up to $53,952,000 to finance the purchase of certain Bitcoin miners and related equipment (the “Second NYDIG-Financed Equipment”). Outstanding borrowings under the Second NYDIG Financing Agreement are secured by the Second NYDIG-Financed Equipment, contracts to acquire Second NYDIG-Financed Equipment, and the Bitcoin mined by the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement includes customary restrictions on additional liens on the Second NYDIG-Financed Equipment. The NYDIG Second Financing Agreement may not be terminated by Digital Mining BT or prepaid in whole or in part. Refer to "Note 6 - Long-Term Debt" and "Note 32 - Subsequent Events" in our notes to our financial statements.
O&M Agreement
On November 2, 2021, we entered into the Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement. Refer to "Note 9 - Related Party Transactions" in the notes to our financial statements.
Reorganization
On April 1, 2021, we effected the corporate reorganization described in "Note 1 - Business Combinations" in the notes to our financial statements.
Key Performance Metrics
We rely on Adjusted EBITDA (as defined below), a non-GAAP (as defined below) key performance metric, to evaluate our business, measure our performance, and make strategic decisions.
Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by the removal of one-time transaction costs, periodic impairment of digital currencies, realized gains and losses on the sale of long-term assets, expenses related to stock-based compensation, gains or losses on derivative contracts, gain on extinguishment of debt, realized gain or loss on sale of digital currencies, waste coal credits, commission on sale of ash, or changes in fair value of warrant liabilities in the period presented.
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

Critical Accounting Policies and Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation and business combinations. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed.

A summary of our critical accounting policies follows:
Fair Value Measurements
We measure at fair value certain of our financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:
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
Cryptocurrency Machines
Management has assessed the basis of depreciation of our cryptocurrency machines used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a two-year period. The rate at which we generate digital assets and, therefore, consume the economic benefits of our transaction verification servers, is influenced by a number of factors including the following:
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
We operate in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that two years best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimate as and when data becomes available.
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
Revenue Recognition
We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
1.Step 1: Identify the contract with the customer
2.Step 2: Identify the performance obligations in the contract
3.Step 3: Determine the transaction price
4.Step 4: Allocate the transaction price to the performance obligations in the contract
5.Step 5: Recognize revenue when we satisfy a performance obligation
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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

•Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the twelve months ended December 31, 2021 and 2020.
There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (the "FASB"), we may be required to change our policies, which could have an effect on our condensed consolidated financial position and results from operations.
Fair value of the digital asset award received is determined using the quoted price of the related cryptocurrency at the time of receipt.
Our policies with respect to our revenue streams are detailed below.
Energy Revenue
We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. We sell energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and that have the same pattern of transfer to the customer over time and are therefore accounted for as a distinct performance obligation. The transaction price is based on pricing published in the day ahead market which constitute the stand-alone selling price.
Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. We apply the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for our performance obligation completed to date.
Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as we stand ready to provide it if called upon by the PJM RTO.
Capacity Revenue
We provide capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and that have the same pattern of transfer to the customer over time and are therefore accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the stand-alone selling price. As capacity represents our stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since we stand ready equally throughout the period to deliver power to the PJM RTO if called upon. We apply the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for our performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Cryptocurrency Hosting

We have entered into customer hosting contracts whereby we provide electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are reflected as contract liabilities.

Cryptocurrency Mining
We have entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and our enforceable right to compensation only begins when we provide computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. Our fractional share is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing computing power in digital asset transaction verification services is an output of our ordinary activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time we have earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration we will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, we may be required to change our policies, which could have an effect on our consolidated financial position and results from operations.
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. Our asset retirement obligation represents the cost we would incur to perform environmental clean-up or dismantle certain portions of the Facility.
Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset (group) that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable (i.e., information indicates that an impairment might exist). We are responsible for routinely assessing whether impairment indicators are present and should have systems or processes to assist in the identification of potential impairment indicators.

We are not required to perform an impairment analysis (i.e., test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. We have assessed the need for an impairment write-down only if an indicator of impairment (e.g., a significant decrease in the market value of a long-lived asset (group)) is present. Based on our analysis, no impairment indicators existed as of December 31, 2021 and 2020, respectively, that would require impairment testing of our long-lived assets.
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

We use derivative instruments to mitigate our exposure to various energy commodity market risks. We do not enter into any derivative contracts or similar arrangements for speculative or trading purposes. We will, at times, sell our forward unhedged electricity capacity to stabilize its future operating margins.

We also use derivative instruments to mitigate the risks of bitcoin market pricing volatility. We entered into a variable prepaid forward sale contract that mitigates bitcoin market pricing volatility risks between a low and high collar of bitcoin market prices during the contract term. This contract settles in September 2022. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value is recorded as changes in fair value of forward sale derivative as part of earnings.

Stock Based Compensation

For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Notes Payable

We record notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.

Warrant Liabilities

We record warrant liabilities at their fair value as of the balance sheet date, and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities expense. At the issuance date, each series of warrants were convertible and redeemable to preferred stock.
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
Income Taxes
The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and local tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying values and the tax bases of existing assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets.
As of the year ended December 31, 2021, we maintained a valuation allowance on our deferred tax assets. The valuation allowance remains in place based on the uncertainty of future events, including the Company’s ability to generate future taxable income in light of its recent losses, and management considered this and other factors in evaluating the realizability of our deferred tax assets. Any changes in the positive or negative evidence evaluated when determining if our deferred tax assets will be realized could result in a material change to our consolidated financial statements.
The accruals for deferred tax assets and liabilities are often based on assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. Material changes to our income tax accruals may occur in the future based on the potential for income tax audits, changes in legislation or resolution of pending matters.

Post IPO Taxation and Public Company Costs

Stronghold LLC is and has been organized as a pass through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021 and therefore is subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fourth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make pro rata cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc., in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “—Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur, incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur, additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act of 1934, as amended, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our financial statements following the IPO will continue to reflect the impact of these expenses.
Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.
Stronghold Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor was treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. Due to cumulative and current losses as well as an evaluation of other sources of income as outlined in ASC 740, management has determined that the utilization of our deferred tax assets is not more likely than not, and therefore we have recorded a valuation allowance against our net deferred tax assets. Management continues to evaluate the likelihood of the Company utilizing its deferred taxes, and while the valuation allowance remains in place, we expect to record no deferred income tax expense or benefit. Should the valuation allowance no longer be required, the 21% statutory federal income tax rate as well as state and local income taxes at their respective rates will apply to income allocated to Stronghold Inc., resulting in an estimated blended statutory rate of 28.89% of pre-tax earnings or losses attributable to the Company.
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
As previously discussed in the Critical Accounting Policies section, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Consolidated Results- for the twelve months ended December 31, 2021 and December 31, 2020
Twelve months ended December 31, 2021 and December 31, 2020

	Twelve months ended December 31,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020

OPERATING REVENUES
Energy	$11,870,817	38.4%	$518,397	12.6%	$11,352,420	2,189.9%
Capacity	4,238,921	13.7%	2,816,457	68.4%	1,422,464	50.5%
Crypto asset hosting	2,297,489	7.4%	252,413	6.1%	2,045,076	810.2%
Crypto asset mining	12,494,581	40.4%	339,456	8.2%	12,155,125	3,580.8%
Other	13,329	0.0%	191,661	4.7%	(178,332)	(93.0)%
Total operating revenues	30,915,137	100.0%	4,118,384	100.0%	26,796,753	650.7%
OPERATING EXPENSES
Fuel	13,190,828	24.8%	389,633	6.0%	12,801,195	3,285.4%
Operations and maintenance	15,492,763	29.2%	3,305,833	50.7%	12,186,930	368.6%
General and administrative	14,955,626	28.2%	2,269,525	34.8%	12,686,101	559.0%
Impairments on digital currencies	1,870,274	3.5%	—	0.0%	1,870,274	0.0%
Depreciation and amortization	7,607,721	14.3%	558,630	8.6%	7,049,091	1,261.9%
Total operating expenses	53,117,212	100.0%	6,523,621	100.0%	46,593,591	714.2%
NET OPERATING INCOME	(22,202,075)	100.0%	(2,405,237)	100.0%	(19,796,838)	823.1
OTHER INCOME (EXPENSE)
Interest Expense	(4,622,655)	91.5%	(205,480)	(9.1)%	(4,417,175)	2,149.7%
Gain on extinguishment of PPP loan	638,800	(12.6)%	10,000	0.4%	628,800	6,288.0%
Realized gain (loss) on sale of digital currencies	149,858	(3.0)%	31,810	1.4%	118,048	371.1%
Changes in fair value of warrant liabilities	(1,143,809)	22.6%	—	0.0%	(1,143,809)	0.0%
Changes in fair value of forward sale derivative	(116,488)	2.3%	—	0.0%	(116,488)	0.0%
Realized gain on sales of derivatives	—	0.0%	1,207,131	53.4%	(1,207,131)	(100.0)%
Waste coal credit	47,752	(0.9)%	1,188,210	52.6%	(1,140,458)	(96.0)%
Other income / (expense)	(6,712)	0.1%	28,572	1.3%	(35,284)	(123.5)%
Total other income / (expense)	(5,053,254)	100.0%	2,260,243	100.0%	(7,313,497)	(323.6)%
NET LOSS	$(27,255,329)		$(144,994)		$(27,110,335)	18,697.6%
Highlights of our consolidated results of operations for twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020 include the effect of the Panther Creek Acquisition (refer to Note 25 - Acquisitions" in notes to our financial statements) that closed on November 2, 2021. The Panther Creek Plant operates as part of our Energy Segment.
Including $3.8 million from the Panther Creek Plant, total revenue from all segments increased by $26.8 million, or 650.7%, to approximately $30.9 million primarily driven by large increases in both the energy and crypto asset mining revenues. Energy generation and the continued ramp up to full MW capacity contributed to approximately $11.4 million or 2189.9%. Additionally, total crypto asset revenue growth of approximately $14.2 million included approximately $2.0 million from hosting and an increase of $12.2 million from mining. The growth in the crypto asset mining revenue is the result of the significant ramp up of miner and transformer installations during the second half of 2021.
Including $5.8 million from the Panther Creek Plant, total operating expenses increased by $46.6 million or 714.2%; The increase in total operating expenses was partially attributable to increases of $12.8 million in fuel for the Scrubgrass Plant to produce higher MW capacity to provide power to the energy operations and cryptocurrency operations segments. The Scrubgrass Plant was relatively dormant for the twelve months ended December 31, 2020. Additionally, we experienced an increase of $12.2 million in operations and maintenance expenses related to the energy ramp-up requiring labor, vehicles, and major upgrades so the Scrubgrass Plant can be fully operational at the required higher capacities. Further, we had an increase of $12.7 million in general and administrative expenses due to legal and professional fees, consulting fees, stock compensation expenses, increased insurance costs, and compensation as we continue to organize and scale to a larger legal structure. Impairment costs of $1.9 million were attributed to the declines in the Bitcoin market pricing, primarily during the August 2021 to December 2021 timeframes. We also recorded $7.6 million in depreciation, an increase of approximately $7.0 million over the comparable period in 2020, due to the ramp-up of capital expenditures required for miners and transformers to grow the cryptocurrency hosting and mining infrastructures that produce increased hash rates.

During the twelve months ended December 31, 2021, other income (expense) amounted to $(5.1) million of expense compared to $2.3 million of income for the twelve months ended December 31, 2020. Interest expense increased in 2021 to $4.6 million compared to $205.5 thousand in December 31, 2020. The increase in interest expense was driven by $(1.1) million from changes in fair value of warrant liabilities, and $(116.5) thousand from changes in fair value of forward sale derivatives. We did not have outstanding warrants for the twelve months ended December 31, 2020 as the equity offerings occurred as part of the reorganization on April 1, 2021, and the subsequent private placement funding. During the twelve months ended December 31, 2021, we significantly improved our liquidity and capability to expand our power and mining assets through borrowings and master equipment financing agreements. As a result, the $(4.4) million increase in interest expenses, from this required financing, was realized so we could purchase miners and transformers to support the acceleration of the crypto asset ramp ups. Negative impacts of these increases are partially offset by the gains from the extinguishment of the $638.8 thousand PPP loan in January 2021. The prior comparable period, the twelve months ended December 31, 2020, benefited from the $1.2 million gains from closing out all derivatives (i.e. hedging positions), and $1.1 million in waste coal credits discussed above.
Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Twelve Months Ended
	December 31, 2021	December 31, 2020	$ Change	% Change vs. 2020
Operating Revenues
Energy Operations	$16,123,067	$3,526,515	$12,596,552	357.2%
Cryptocurrency Operations	14,792,070	591,869	14,200,201	2,399.2%
Total Operating Revenues	$30,915,137	$4,118,384	$26,796,753	650.7%

Net Operating Income/(Loss)
Energy Operations	$(17,284,860)	$(2,454,197)	$(14,830,663)	604.3%
Cryptocurrency Operations	$(4,917,216)	48,960	(4,966,176)	(10,143.3)%
Net Operating Income/(Loss)	$(22,202,076)	$(2,405,237)	$(19,796,839)	823.1%
Other Income, net (a)	(5,053,254)	2,260,243	$(7,313,497)	(323.6)%
Net Loss	$(27,255,330)	$(144,994)	$(27,110,336)	18,697.6%

Depreciation and Amortization
Energy Operations	$(1,305,402)	$(558,630)	$(746,772)	133.7%
Cryptocurrency Operations	(6,302,319)	—	(6,302,319)	—%
Total Depreciation & Amortization	$(7,607,721)	$(558,630)	$(7,049,091)	1,261.9%

Interest Expense
Energy Operations	$(80,866)	$(205,480)	$124,614	(60.6)%
Cryptocurrency Operations	(4,541,789)	—	(4,541,789)	—%
Total Interest Expense	$(4,622,655)	$(205,480)	$(4,417,175)	2,149.7%
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the twelve months ended December 31, 2021 and 2020 for further details.
Energy Operations Segment

	Twelve months ended December 31,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020

OPERATING REVENUES
Energy	$11,870,817	73.6%	$518,397	14.7%	$11,352,420	2189.9%
Capacity	$4,238,921	26.3%	$2,816,457	79.9%	$1,422,464	50.5%
Other	$13,329	0.1%	$191,661	5.4%	$(178,332)	—%

Total operating revenues	$16,123,067	100.0%	$3,526,515	100.0%	$12,596,552	357.2%

OPERATING EXPENSES
Fuel - net of crypto segment subsidy	$10,674,145	32.3%	$315,956	5.3%	$10,358,189	3,278.4%
Operations and maintenance	$14,440,664	43.6%	$3,305,833	55.3%	$11,134,831	336.8%
General and administrative	$6,674,799	20.2%	$1,800,293	30.1%	$4,874,506	270.8%
Depreciation and amortization	$1,305,402	3.9%	$558,630	9.3%	$746,772	133.7%
Total operating expenses	$33,095,010	100.0%	$5,980,712	100.0%	$27,114,298	453.4%

NET OPERATING LOSS	$(16,971,943)	100.0%	$(2,454,197)	100.0%	$(14,517,746)	591.5%

DEPRECIATION & AMORTIZATION	$(1,305,402)	100.0%	$(558,630)	100.0%	$(746,772)	133.7%

INTEREST EXPENSE	$(80,866)	100.0%	$(205,480)	100.0%	$124,614	(60.6)%
Operating Revenues
Total operating revenues increased by $12.6 million, or 357.2%, to $16.1 million for the twelve months ended December 31, 2021, from $3.5 million for the twelve months ended December 31, 2020.
Energy Generation
Including $3.1 million from the Panther Creek Plant, revenue from the generation of energy increased by $11.4 million, or 2,189.9%, to approximately $11.9 million for the twelve months ended December 31, 2021 from $518.4 thousand for the twelve months ended December 31, 2020. The increase was the result of the plant energy production no longer remaining relatively dormant as was the case during the twelve months ended December 31, 2020. Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II Renewable Energy Credits ("RECs"), waste coal tax credits, and beneficial use ash sales, as well as the increased power bandwidths for the crypto asset operations.

Capacity
Including $681.7 thousand from the Panther Creek Plant, revenue generated from capacity increased by $1.4 million, or 50.5%, to approximately $4.2 million for the twelve months ended December 31, 2021 from $2.8 million for the twelve months ended December 31, 2020. The increase was primarily the result of the successful ramp up of MW capacity in 2021; coupled with higher pricing per kilowatt hour ("kWh") on the higher capacity usages.
Operating Expenses
Operating expenses increased by $27.1 million, or 453.4%, to approximately $33.1 million for the twelve months ended December 31, 2021 from $6.0 million for the twelve months ended December 31, 2020.
Fuel – net of crypto segment subsidy
Including $2.6 million from Panther Creek, fuel expense, after $(2.5) million in subsidized power costs from the crypto operations segment, increased by $10.4 million, or 3,278.4%, to approximately $10.7 million for the twelve months ended December 31, 2021 from $316.0 thousand for the twelve months ended December 31, 2020. The subsidized power costs are for providing power to the crypto hosting and mining assets at a market price of $0.027 per kWh. The $10.4 million increase in fuel expenses compared to the twelve months ended December 31, 2020 was attributable to the continued expansions of energy production and the required coal, ash and limestone fuel purchases to generate energy to support the expansions. The fuel purchases for the twelve months ended December 31, 2020 were very minimal as the Scrubgrass Plant was just starting to ramp up capacity, and both the crypto hosting and mining assets were relatively non-existent and did not purchase power from the Scrubgrass Plant.
Operations and maintenance
Including $1.7 million from the Panther Creek Plant, operations and maintenance expenses increased by $11.1 million, or 336.8%, to approximately $14.4 million for the twelve months ended December 31, 2021 from $3.3 million for the twelve months ended December 31, 2020. The increases result from the required costs to properly support and maintain the Scrubgrass Plant versus the twelve months ended December 31, 2020. These costs include payroll, plant-related treatment, major maintenance and upgrade expenditures to get the Scrubgrass Plant to full capacity, and vehicles. Including approximately $1.8 million in major repairs and upgrades that were considered out of the ordinary. The relative amount of these costs, particularly payroll and major maintenance and upgrade expenditures, for the twelve months ended December 31, 2020, were comparatively small as the Scrubgrass Plant was just beginning to increase MW production after being dormant.
General and administrative
General and administrative expenses include legal and professional fees, consulting costs, executive and support payroll, stock compensation expense, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of general and administrative costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments. Panther Creek G&A was $115.4 thousand.
As a result, general and administrative expenses increased by $4.9 million, or 270.8%, to approximately $6.7 million for the twelve months ended December 31, 2021 from $1.8 million for the twelve months ended December 31, 2020. The cryptocurrency operations segment revenue was minimal for the twelve months ended December 31, 2020, so the energy operations segment realized large portion of the general and administrative costs during this time. The majority of the $4.9 million increase was due to legal and professional fees, consulting startup costs, stock compensation expenses, as well as the execution of additional contracts to scale our legal structures and borrowing capabilities during this period. In addition, the payment of delinquent property taxes and the increases in insurance coverages and rates due to the purchase of a director and officer liability insurance policy, higher asset exposures, as well as higher rates in the risk markets contributed to the increase.
Depreciation and Amortization
The majority of the depreciation and amortization expense that marginally increased by $746.8 thousand, or 133.7%, to approximately $1.3 million for the twelve months ended December 31, 2021, from $558.6 thousand for the twelve months ended December 31, 2020 was due to $732.1 thousand from Panther Creek.

Interest Expense
Interest expense decreased by $124.6 thousand, or (60.6)%, to $(80.9) thousand for the twelve months ended December 31, 2021 from $(205.5) thousand for the twelve months ended December 31, 2020 as loans were either paid off or later in their terms with lower interest portions of their payments. Panther Creek had marginal impacts to Interest Expense.
Cryptocurrency Operations Segment

	Twelve months ended December 31,
	2021	% of Total	2020	% of Total	$ Change	% Change vs. 2020

OPERATING REVENUES
Crypto asset hosting	$2,297,489	15.5%	$252,413	42.6	$2,045,076	810.2%
Crypto asset mining	$12,494,581	84.5%	$339,456	57.4%	$12,155,125	3,580.8%

Total operating revenues	$14,792,070	100.0%	$591,869	100.0%	$14,200,201	2,399.2%

OPERATING EXPENSES
Fuel - purchased from energy segment	$2,516,683	12.8%	$73,677	13.6	$2,443,006	3,315.8%
Operations and maintenance	$1,052,100	5.3%	$—	—%	$1,052,100	—%
General and administrative	$7,967,910	40.4%	$469,232	86.4%	$7,498,678	1,598.1%
Impairments on digital currencies	$1,870,274	9.5%	$—	—	$1,870,274	—%
Depreciation and amortization	$6,302,319	32.0%	$—	—	$6,302,319	—%
Total operating expenses	$19,709,286	100.0%	$542,909	100.0%	$19,166,377	3,530.3%

NET OPERATING INCOME/(LOSS)	$(4,917,216)	100.0%	$48,960	100.0%	$(4,966,176)	(10,143.3)%

DEPRECIATION & AMORTIZATION	$(6,302,319)	100.0%	$—	0.0%	$(6,302,319)	—

INTEREST EXPENSE	$(4,541,789)	100.0%	$—	0.0%	$(4,541,789)	—
Operating Revenues
Total operating revenues increased by $14.2 million, or 2,399.2%, to $14.8 million for the twelve months ended December 31, 2021, from $591.9 thousand for the twelve months ended December 31, 2020.
Crypto asset hosting revenue
Revenue generated from crypto asset hosting increased by $2.0 million to $2.3 million for the twelve months ended December 31, 2021. This increase was due to the continued expansion of generated power sales to crypto asset mining customers for which we are providing hosting services.
Crypto asset mining revenue
Revenue generated from crypto asset mining increased by $12.2 million, or 3,580.8%, to approximately $12.49 million for the twelve months ended December 31, 2021 from $339.5 thousand for the twelve months ended December 31, 2020. The increase was primarily the result of the significant purchases of miners and transformers, with the expansions that started during the fourth quarter of 2020 through the end of 2021. The deployments of these miners and transformers are significantly increasing total hash rates and Bitcoin awards.

Operating Expenses
Operating expenses increased to $19.7 million for the twelve months ended December 31, 2021 from $542.9 thousand for the twelve months ended December 31, 2020. There were minimal hosting customers and a very insignificant hash rate output due to a small number of miners for the twelve months ended December 31, 2020, resulting in very small costs to operate. Of the $19.7 million in operating expenses, approximately 32.0% are attributed to depreciation and amortization relative to the ramping up of our cryptocurrency miner assets that have two year useful lives; whereas 40.4% of the $19.7 million operating expenses are general and administrative expenses that includes stock compensation expenses, and startup costs related to legal and consulting.
Fuel - purchased from energy segment
The cryptocurrency operations segment purchases power from the Scrubgrass Plant at $0.027 per kWh to provide power to both the hosted customer and Bitcoin mining equipment. The $2.4 million increase compared to the twelve months ended December 31, 2020 was attributable to the continued expansions of these assets and customer strategy, as discussed previously, starting in the fourth quarter of 2020 with significant ramp up starting in the second half of 2021.
Operations and maintenance
Operations and maintenance expenses increased by $1.1 million for the twelve months ended December 31, 2021 from zero  for the twelve months ended December 31, 2020. The increase includes technicians now required to support multiple data centers and maintenance, as well as repairs and operating parts to maintain a larger base of miners.
General and administrative
General and administrative expenses include legal and professional fees, consulting fees, stock compensation expenses, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of general and administrative costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
As a result, general and administrative expenses were $8.0 million for the twelve months ended December 31, 2021, compared to $469.2 thousand for the twelve months ended December 31, 2020. The percentage of crypto asset segment revenues to the total segment revenues is increasing; thus a higher relative allocation of these shared costs. The majority of the $8.0 million was due to legal and professional fees, consulting startup costs, stock compensation expenses, as well as the execution of additional contracts to scale our legal structures and borrowing capabilities during this period. In addition, the payment of delinquent property taxes and the increases in insurance coverages and rates due to the purchase of a director and officer liability insurance policy, higher asset exposures, as well as higher rates in the risk markets.
Impairments on digital currencies
The crypto spot market is volatile and can have a negative impact on the mark-to-market of our digital currencies as of the ending balance sheet reporting date. As a result, a $1.9 million impairment charge was recognized as a result of the negative impacts from the crypto coin spot market declines against the held crypto coin inventories not yet converted to cash. As of December 31, 2021, the Company held on its balance sheet approximately 182 Bitcoin and the spot market price of Bitcoin was $47,686.81 per Coinbase Global Inc.
Depreciation and Amortization
Depreciation and amortization expense of $6.3 million for the twelve months ended December 31, 2021 from zero for the twelve months ended December 31, 2020. The increase is the result of the continued purchase of infrastructure assets and miners for the crypto asset operations driving a higher depreciable base for 2021. This ramp up has significantly accelerated starting in the second half of 2021.
Interest Expense
Interest expense of $(4.5) million for the twelve months ended December 31, 2021 from zero for the twelve months ended December 31, 2020 and was attributed to the required increased financing to purchase and ramp up both the miners and transformers operating bases. We have executed on a large number of hardware purchase and master equipment financing agreements that has provided both liquidity and the capability to scale the transformer and miner installation bases that generate our cryptocurrency mining revenues.

Comparison of Non-GAAP Financial Measure
Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, further adjusted by the removal of one-time transaction costs, periodic impairment of digital currencies, realized gains and losses on the sale of long-term assets, expenses related to stock-based compensation, gains or losses on derivative contracts, gain on extinguishment of debt, realized gain or loss on sale of digital currencies, waste coal credits, commission on sale of ash, or changes in fair value of warrant liabilities in the period presented.
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
The following table presents a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the twelve months ended December 31, 2021 and 2020.

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
Net Income (loss)	$(27,255.3)	$(145.0)
Interest	4,622.7	202.5
Depreciation and amortization	7,607.7	558.6
Impairment costs of digital currencies	1,870.3	—
One time non-recurring expenses [1]	7,070.4	—
Expenses related to stock-based compensation	4,015.3	—
(Gains)/Losses on derivative contracts	—	(1,207.1)
Waste coal credits	(47.8)	(1,188.2)
Gain on extinguishment of PPP loan	(638.8)	—
Realized (gain)/loss on sale of digital currencies	(149.9)	(31.8)
Changes in fair value of forward sale derivative….................	116.5	—
Changes in fair value of warrant liabilities	1,143.8	—
Adjusted EBITDA	$(1,645.1)	$(1,811.0)
1 Includes the following non-recurring expenses: legal fees related to the Panther Creek Acquisition and the Northern Data Hosting Agreement, bad debt write-offs, startup costs related to initial crypto asset stores inventories, out-of-the-ordinary major repairs and upgrades to the power plant, and other one-time items.

Liquidity and Capital Resources
Overview

Stronghold Inc. is a holding company with no operations and is the sole managing member of Stronghold LLC. Our principal asset consists of units of Stronghold LLC. Our earnings and cash flows and ability to meet any debt obligations will depend on the cash flows resulting from the operations of our operating subsidiaries, and the payment of distributions to us by such subsidiaries.

Our cash needs are primarily for growth through acquisitions and working capital to support equipment financing and the purchase of additional miners. We have incurred and may continue to incur significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance, and buildout costs associated with enabling such facilities to house miners to mine Bitcoin.

We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2021, we received $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG, net proceeds of $131.5 million from the IPO and net proceeds of $96.8 million from two private placements of convertible preferred securities. Additionally, on March 28, 2022, we received an additional $25.0 million from WhiteHawk as a result of the Second WhiteHawk Amendment. Please see “—Debt Agreements - Equipment Purchase and Financing Transactions” for more information regarding our financing arrangements. These cash sources provided additional short and long-term liquidity to support our operations in fiscal year 2021 and through the first quarter of 2022. Taking into account the Second WhiteHawk Amendment and other sources of capital, such as proceeds from asset sales or additional sources of debt or equity financing, to which we believe we have access, we believe we have sufficient liquidity for the next twelve months. We anticipate also that we will need additional sources of capital and will need to increase our cash flow from operations and financing activities for our long-term capital needs including to fund our business plan and to meet our long-term operating requirements. We may sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. If we are unable to ramp up our Bitcoin mining efforts and raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available. As of December 31, 2021 and March 24, 2022, we had 182 and 344 Bitcoins on hand, respectively. As of December 31, 2021 and March 28, 2022, we had approximately $39.5 million and approximately $32 million of cash and cash equivalents on our balance sheet, respectively. As of December 31, 2021 and March 28, 2022, we had outstanding indebtedness of $68.5 million and $117.8 million, respectively, and availability under our financing agreements of $35.4 million and $18.0 million, respectively.

We have not yet established a consistent, ongoing source of revenue sufficient to cover our operating costs, and we incurred a net loss of $27.3 million in fiscal 2021 and an accumulated deficit of $338.7 million as of December 31, 2021. The losses incurred in recent years, with the associated substantial accumulated deficit, are a result of our Bitcoin mining ramp-up, which is a capital intensive industry. We experienced a number of setbacks and unexpected challenges, including a longer-than-expected delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. We spent approximately $5.1 million in fiscal year 2021 on maintenance and repair costs at the Scrubgrass Plant, and we estimate that we will spend an aggregate of $30 million on total repair and maintenance cost in fiscal 2022. In addition to incurred expenses, we are also unable to mine Bitcoin at the Scrubgrass Plant during such downtime, which directly and negatively affects our results of operations. Due to these and the other operational setbacks discussed herein, we estimate that such factors have negatively impacted our cash on hand by approximately $40 million to $45 million as of March 24, 2022 compared to if miners had been delivered in accordance with the original delivery schedules under purchase agreements and the Scrubgrass Plant’s uptime was as expected. As a result of these events, we faced a significant liquidity shortfall that reduced our cash position to approximately $3 million on March 28, 2022, with available funding of another $18 million. In response, we sought and obtained the Second WhiteHawk Amendment to substitute collateral, avoid an event of default, and obtain additional funding to address our near-term liquidity needs. We believe our liquidity position, combined with expected operating cash flow and the proceeds of additional debt or equity financings or asset sales, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.

Cash Flows
Analysis of Cash Flow Changes Between the Twelve Months Ended December 31, 2021 and 2020
The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(5,664.8)	$587.2	$(6,252.0)
Net cash provided by (used in) investing activities	$(257,018.4)	$(1,827.8)	(255,190.6)
Net cash provided by (used in) financing activities	$294,170.1	$1,409.6	292,760.5
Net change in cash	$31,486.9	$169.0	$31,317.9
Operating Activities. Net cash used in operating activities was $(5.7) million for the twelve months ended December 31, 2021 compared to $587.2 thousand of net cash provided by operating activities for the twelve months ended December 31, 2020. The $(5.7) million increase in net cash used in operating activities was primarily attributable to increases in operations and G&A costs due to the expansions in energy production and the crypto asset mining operations, and significant increases in investments by holding digital currencies versus converting to cash equivalents in the spot markets. Those changes were partially offset by managing positive cash float with our trade payable vendors. The energy production was relatively dormant for the twelve months ended December 31, 2020, and crypto asset mining operations ramped up significantly starting in the fourth quarter of 2020 The end result of the dormant energy production, in 2020, did not require the relatively higher net operating cash outflows as compared to the twelve months ended December 31, 2021.
Investing Activities. Net cash used in investing activities was $(257.0) million for the twelve months ended December 31, 2021 compared to $(1.8) million used in investing activities for the twelve months ended December 31, 2020. The $(257.0) million net cash used in investing activities was attributable to the continued ramp up of the crypto asset segment. These investments require significant deposits by equipment vendors as commitments for future deliveries of miners, increasing the production bandwidths by building out our power and container infrastructures, and the implementation of any additional miners starting in the fourth quarter of 2020 into the full year ending 2021. This decrease was partially offset by an increase of $490.0 thousand in acquired Panther Creek cash. The $(1.8) million in net cash used in investing activities for the twelve months ended December, 2020 includes $(2.0) million in construction in progress and miner acquisition costs due to the start of developing the power and mining infrastructure for future cryptocurrency miners.
Financing Activities. Net cash provided by financing activities was $294.2 million for the twelve months ended December 31, 2021 compared to $1.4 million provided by financing activities for the twelve months ended December 31, 2020. The significant increase of $292.8 million in cash provided by financing activities was a culmination of receiving $131.5 million in proceeds from the initial public offering (net of transaction fees) and $96.8 million (net of transaction fees) from our private placement equity raises of Series A Stock and Series B Stock. In addition, proceeds from the WhiteHawk Promissory Note of $39.1 million (net of debt issuance costs), as discussed in “Note 14 - Stocks Issued Under Master Financing Agreements and Warrants," in the notes to our financial statements, $24.2 million (net of debt issuance costs) drawn against the Arctos/NYDIG Financing Agreement (as defined below), discussed in "Note 14 - Stocks Issued Under Master Financing Agreements and Warrants" in the notes our financial statements; $17.2 million (net of debt issuance costs) received in advances from the Second NYDIG Financing Agreement as discussed in “Note 8 - Commitments and Contingencies", the $7.0 million prepayment from the variable forward asset sales contract . This was partially offset by a $(2.0) million payoff of two related-party notes, $(2.0) million cash portion of the $(7.0) million buyout of the Aspen Interest, and (16.3) million in debt payments that are substantially related to the loans previously mentioned, and -$2.6 million paid on the financed insurance premium as discussed in Note 29 - Commercial Premium Financing Agreement. We received a second round PPP loan in March 2021 in the amount of $841.7 thousand. The first PPP loan received in May 2020 for $638.8 thousand was forgiven in January 2021. We are in the process of seeking forgiveness of our second PPP loan of $841.7 thousand. Additionally, the Economic Injury Disaster Loan received in June 2020 in the amount of $150.0 thousand was paid off on June 7, 2021.
Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.

We entered into the WhiteHawk Financing Agreement on June 30, 2021. As of December 31, 2021, the amount owed under the debt agreements totaled $40.7 million with repayment terms extending through June 30, 2023. As of December 31, 2021, the monthly repayment amounts, including interest, total 30.7 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.
Two draws against the Arctos/NYDIG Financing Agreement (as defined below) totaled $24.2 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of December 31, 2021, the amount owed under the debt agreements totaled $21.9 million with repayment terms extending through July 25, 2023. Of the total amount outstanding of $21.9 million, $12.0 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of July 25, 2023. The remaining portion of long-term debt is $9.9 million (less discounts and debt issuance costs). As of December 31, 2021, the monthly repayment amounts, including interest, totaled $19.0 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.

Two draws against the Second NYDIG Financing Agreement totaled $17.2 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of December 31, 2021, the amount owed under the debt agreements totaled $17.2 million with repayment terms extending through December 2023. Of the total amount outstanding of $17.2 million, $13.8 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of December 15, 2023. The remaining portion of long-term debt is $3.4 million (less discounts and debt issuance costs). As of December 31, 2021, the monthly repayment amounts, including interest, totaled $18.6 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.

Total net obligations under all debt agreements as of December 31, 2021, including a second round PPP loan of $841.7 thousand, were $65.0 million.
Effective October 21, 2021, we entered into a director and officer insurance policy with annual premiums totaling $6.9 million. We have executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand started November 21, 2021 and end July 21, 2022. As of December 31, 2021, the unpaid balance is $4.3 million.
Equipment Purchase and Financing Transactions
MinerVa Semiconductor Corp Purchase Agreement

On April 2, 2021, we entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment of 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2021, there are no remaining deposits owed. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the 15,000 miners. We do not know when the remaining MinerVa miners will be received, if at all. As a result, we may write off some or all of the approximately 11,700 undelivered MinerVa miners. MinerVa continues to tell us that MinerVa anticipates shipping no less than 15,000 miners by April 2022. Refer to Note 30 - Covenants that describe covenants referencing the anticipated final delivery timeframe of April 2022. Please see "Note 32 - Subsequent Events" in the notes to our financial statements for further disclosure on payment of the remaining 20%. In exchange for the delivery of the miners that are operating under the specifications set forth in the purchase agreement, we will grant the seller 443,848 shares of our Class A common stock at a price per share of $8.68 (adjusted for the Stock Split). The aggregate purchase price does not include shipping costs, which are our responsibility and shall be determined at which time the miners are ready for shipment.
Nowlit Solutions Corp Purchase Agreement

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

We also entered into two additional separate purchases of miners from Nowlit Solutions Corp. The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners.
Cryptech Solutions Purchase Agreement

We entered into a hardware purchase and sales agreement with Cryptech effective April 1, 2021. Hardware includes, but is not limited to, ASIC miners, power supply units, power distribution units and replacement fans for ASIC miners. Total purchase price is $12,660,000 for 2,400 BitmainS19j miners to be delivered monthly in equal quantities (200 per month) from November 2021 through October 2022. All hardware must be paid for in advance before it is shipped to us. We made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000, agreed to be paid in 17 installments.
On December 7, 2021, we entered into the Cryptech Purchase Agreement with Cryptech to acquire the Cryptech Miners with a hash rate of 96 TH/s for a total purchase price of $8,592,000. Pursuant to the Cryptech Purchase Agreement, all hardware will be paid for in advance of being shipped to the Company.
Supplier Purchase Agreements

On April 14, 2021, we entered into an agreement with a supplier to provide approximately 9,900 miners for $21,011,287. We were required to make an initial payment on the miners that are currently being delivered starting in October 2021 (refer to "Note 32 - Subsequent Events" in the notes to our financial statements for further discussions). We made a 75% deposit of $15,758,432 in April 2021, and the remaining 25%, or $5,252,755 plus sales taxes has been invoiced in October 2021. Once operational, after deducting an amount equal to $0.027 per kWh for the actual power used, 65% of all cryptocurrency revenue generated by the miners in the supplier's pods shall be payable to us and 35% of all cryptocurrency revenue generated by the miners shall be payable to this party or its designee. As of December 31, 2021, there are no miners operating that will contractually obligate the Company to pay the 35% revenue share (refer to "Note 32 - Subsequent Events" in the notes to our financial statements for further discussions).

On December 10, 2021, we entered into a Hardware Purchase and Sale Agreement (the “First Supplier Purchase Agreement”) to acquire 3,000 MicroBT WhatsMiner M30S miners (the “M30S Miners”) with a hash rate per unit of 87 TH/s. Pursuant to the First Supplier Purchase Agreement, the unit price per M30S Miner is $6,960 for a cumulative purchase price of $20,880,000 that was paid in full within five business days of the execution of the First Supplier Purchase Agreement.

On December 16, 2021, we entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S Miners and MicroBT WhatsMiner M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373.
Bitmain Technologies Limited Purchase Agreement

On October 28, 2021, we entered into the first of two Non-Fixed Price Sales and Purchase Agreement with Bitmain. This first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. Per the agreement, on October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners.

On November 16, 2021, we entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000.
The miners purchased pursuant to the two agreements with Bitmain will have an aggregate hash rate capacity of approximately 1,450 PH/s.

Luxor Technology Corporation Purchase Agreement

We paid for three separate purchases of miners from Luxor. The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amount of $5,357,300 and $3,633,500 respectively; for an additional 750 and 500 miners.
On November 30, 2021, we entered into a fourth purchase agreement with Luxor to acquire 400 Antminer T19 miners with a hash rate of 84 TH/s and 400 Antminer T19 miners with a hash rate of 88 TH/s for a total purchase price of $6,260,800.
Arctos/NYDIG Financing Agreement
On June 25, 2021, we entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos,” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments, with a 1.25% fee due if the Maximum Advance Amount is not requested prior to August 15, 2021. Outstanding borrowings under the Arctos/NYDIG Financing Agreement are secured by certain miners and the contracts to acquire the such miners. The Arctos/NYDIG Financing Agreement includes customary restrictions on additional liens on the Arctos/NYDIG-Financed Equipment. As of September 30, 2021, $24.2 million (net of debt issuance costs) has been borrowed, leaving, approximately $10.3 million remaining available to be drawn under the Arctos/NYDIG Financing Agreement. The Arctos/NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part. In conjunction with the Arctos/NYDIG Financing Agreement, we issued 126,273 shares of Class A common stock to Arctos (adjusted for the Stock Split) and may issue additional shares of Class A common stock to Arctos in consideration of future financings.

On January 31, 2022, we and NYDIG amended the Arctos/NYDIG Financing Agreement (the “NYDIG Amendment”) to include (i) 2,140 MicroBT WhatsMiner M30S+ miners and (ii) 2,140 MicroBT WhatsMiner M30S miners we purchased pursuant to a purchase agreement dated December 16, 2021, totaling $12,622,816 of additional borrowing capacity. We will pay an aggregate closing fee of $504,912 to NYDIG. The NYDIG Amendment requires that we maintain a blocked wallet or other account for deposits of all Mined Currency.

NYDIG ABL LLC Financing Agreement

On December 15, 2021, we entered into the Second NYDIG Financing Agreement with NYDIG whereby NYDIG agreed to lend us up to $53,952,000 to finance the purchase of the Second NYDIG-Financed Equipment. Outstanding borrowings under the Second NYDIG Financing Agreement are secured by the Second NYDIG-Financed Equipment, contracts to acquire Second NYDIG-Financed Equipment, and the Bitcoin mined by the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement includes customary restrictions on additional liens on the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part.

WhiteHawk Financing Agreement
On June 30, 2021, we entered into an equipment financing agreement (the “WhiteHawk Financing Agreement”) with WhiteHawk Finance LLC ("Whitehawk") whereby WhiteHawk agreed to lend to us an aggregate amount not to exceed $40.0 million (the “Total Advance”) to finance the purchase of certain Bitcoin miners and related equipment (the “WhiteHawk-Financed Equipment”). At August 30, 2021, the entirety of the Total Advance was drawn under the WhiteHawk Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments. Outstanding borrowings under the WhiteHawk Financing Agreement are secured by the WhiteHawk-Financed Equipment and the contracts to acquire the WhiteHawk-Financed Equipment. The WhiteHawk Financing Agreement includes customary restrictions on additional liens on the WhiteHawk-Financed Equipment and is guaranteed by the Company. The WhiteHawk Financing Agreement may be terminated early if we, among other things, pay the Early Termination Fee (as defined therein). In conjunction with the WhiteHawk Financing Agreement, we issued a stock purchase warrant to WhiteHawk, which provides for the purchase of a number of shares of Class A common stock at $0.01 per share, equal to approximately $2.0 million, subject to adjustment as described in the warrant agreement (the “WhiteHawk Warrant”). The WhiteHawk Warrant expires on June 30, 2031.

On December 31, 2021, we amended the WhiteHawk Financing Agreement (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to

exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement will be exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining miners will be delivered, if at all.

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
In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. Beginning after December 15, 2021 and the six months ended June 30, 2021, the guidance under Topic 842 is effective. We are still in the process of developing our new accounting policies and determining the potential aggregate impact this guidance is likely to have on our financial statements as of its adoption date.

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 8. Financial Statements and Supplementary Data

Management’s Report on Financial Statements and Practices

The accompanying consolidated financial statements of the Company were prepared by Management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on Management’s best judgments and estimates. The other financial information included in the 10-K is consistent with that in the financial statements.

Management also recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of host countries in which the Company operates and potentially conflicting outside business interests of its employees. The Company maintains a systematic program to assess compliance with these policies.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Stronghold Digital Mining, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stronghold Digital Mining, Inc. and subsidiaries (the “Company” and successor to Scrubgrass Generating Company, L.P. and Stronghold Digital Mining, LLC) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ deficit and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2021.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

March 29, 2022

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

CURRENT ASSETS
Cash	$31,790,115	$303,187
Digital currencies	7,718,221	228,087
Digital currencies restricted	2,699,644	—
Accounts receivable	2,111,855	65,900
Due from related party	—	302,973
Prepaid insurance	6,301,701	—
Inventory	3,372,254	396,892
Other current assets	661,640	65,831
Total Current Assets	54,655,430	1,362,870
EQUIPMENT DEPOSITS	130,999,398	—
PROPERTY, PLANT AND EQUIPMENT, NET	166,657,155	7,814,199
LAND	1,748,440	—
BONDS	211,958	185,245
SECURITY DEPOSITS	348,888	—
TOTAL ASSETS	$354,621,269	$9,362,314
CURRENT LIABILITIES
Current portion of long-term debt-net of discounts/issuance fees	$50,099,372	$449,447
Forward sale contract	7,116,488	—
Related-party notes	—	2,024,250
Accounts payable	28,650,659	8,479,187
Due to related parties	1,430,660	698,338
Accrued liabilities	5,053,957	828
Total Current Liabilities	92,351,136	11,652,050
LONG-TERM LIABILITIES
Asset retirement obligation	973,948	446,128
Contract liabilities	187,835	40,000
Economic Injury Disaster Loan	—	150,000
Paycheck Protection Program Loan	841,670	638,800
Long-term debt-net of discounts/issuance fees	18,378,841	482,443
Total Long-Term Liabilities	20,382,294	1,757,371
Total Liabilities	112,733,430	13,409,421
Commitments and contingencies
Common Stock - Class V, $0.0001 par value; 34,560,000 shares authorized and 27,057,600 shares issued and outstanding	301,052,617	—
Total redeemable common stock	301,052,617	—
STOCKHOLDERS’ DEFICIT & PARTNERS’ DEFICIT
General partners	—	(2,710,323)
Limited partners	—	(1,336,784)
Non-controlling - Series A convertible preferred units with shares of Class V common stock. 1,152,000 issued and outstanding as of December 31, 2021	37,670,161	—
Common Stock – Class A, $0.0001 par value; 685,440,000 shares authorized and 20,016,067 shares issued and outstanding	2,002	—
Accumulated deficit	(338,709,688)	—
Additional paid-in capital	241,872,747	—
Stockholders’ deficit or partners’ deficit	(59,164,778)	(4,047,107)
Total	241,887,839	(4,047,107)
TOTAL LIABILITIES, REDEEMABLE COMMON AND DEFICIT	$354,621,269	$9,362,314
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2021	December 31, 2020

OPERATING REVENUES
Energy	$11,870,817	$518,397
Capacity	4,238,921	2,816,457
Cryptocurrency hosting	2,297,489	252,413
Cryptocurrency mining	12,494,581	339,456
Other	13,329	191,661
Total operating revenues	30,915,137	4,118,384
OPERATING EXPENSES
Fuel	13,190,828	389,633
Operations and maintenance	15,492,763	3,305,833
General and administrative	14,955,626	2,269,525
Impairments on digital currencies	1,870,274	—
Depreciation and amortization	7,607,721	558,630
Total operating expenses	53,117,212	6,523,621
NET OPERATING LOSS	(22,202,075)	(2,405,237)
OTHER INCOME (EXPENSE)
Interest expense	(4,622,655)	(205,480)
Gain on extinguishment of PPP loan	638,800	10,000
Realized gain on sale of digital currencies	149,858	31,810
Changes in fair value of warrant liabilities	(1,143,809)	—
Changes in fair value of forward sale derivative	(116,488)	—
Realized gain on sale of derivatives	—	1,207,131
Waste coal credits	47,752	1,188,210
Other income / (expense)	(6,712)	28,572
Total other income / (expense)	(5,053,254)	2,260,243
NET LOSS	$(27,255,329)	$(144,994)
NET LOSS - attributable to predecessor (1/1-3/31)	$(238,948)
NET LOSS - attributable to non-controlling interest	$(15,803,234)
NET LOSS - Stronghold Digital Mining, Inc	$(11,213,147)
NET LOSS attributable to Class A Common Shares(1)
Basic	$(2.03)
Diluted	$(2.03)
Class A Common Shares Outstanding(1)
Basic	5,518,752
Diluted	5,518,752
_______________
Basic and diluted loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 - Business Combinations for a description of the Reorganization Transactions. See Note 17 - Earnings (Loss) Per Share for the calculation of loss per share.
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ DEFICIT
December 31, 2021 and 2020

			Year ended December 31, 2020
			Redeemable Preferred		Common A
	Limited Partners	General Partners	Non-controlling Series A Shares/Units	Amount 1	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Partners’ Deficit
Balance – January 1, 2020	$(833,875)	$(1,947,086)	—	—	—	—	—	—	$(2,780,961)
Net gain (loss)	(147,546)	2,552	—	—	—	—	—	—	(144,994)
Distributions	(355,363)	(765,789)	—	—	—	—	—	—	(1,121,152)
Balance – December 31, 2020	$(1,336,784)	$(2,710,323)	—	$—	—	$—	$—	$—	$(4,047,107)

			Year ended December 31, 2021
			Redeemable Preferred		Common A				Partners’ Deficit
	Limited Partners	General Partners	Non-controlling Series A Shares/Units	Amount 1	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Deficit
Balance – January 1, 2021	$(1,336,784)	$(2,710,323)	—	$—	—	$—	$—	$—	$(4,047,107)
Net loss attributable to legacy partners	(71,687)	(167,261)	—	—	—	—	—	—	(238,948)
Balance prior to the reorganization on April 1, 2021	(1,408,471)	(2,877,584)	—	—	—	—	—	—	(4,286,055)
Effect of reorganizations
Opco formation and contributions	—	$2,877,584	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC ["Olympus"] contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—
Buyout of Aspen Interest	—	—	—	—		—	(7,000,000)	4,999,942	(2,000,058)
Converted to Common Class A	—	—	—	—	576,000	58	—	—	58
Exchange of common units for Class A common shares	—	—	—	—	14,400	1	—	—	1
Common stock issued as part of debt financing	—	—	—	—	126,273	12	—	1,389,887	1,389,899
Warrants issued as part of debt financing	—	—	—	—	—	—	—	1,999,396	1,999,396
Conversion of Series A convertible redeemable preferred units to common stock	—	—	—	—	9,792,000	979	—	77,823,388	77,824,369
Conversion of Series B convertible redeemable preferred units to common stock	—	—	—	—	1,816,994	182	—	18,182,739	18,182,921
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(303,930,195)	—	(303,930,195)
Issuance of Series A convertible redeemable preferred units	—	—	1,152,000	38,315,520	—	—	—	—	38,315,520
Net losses for the period from reorganization December 31, 2021	—	—	—	—	—	—	(11,213,147)	—	(11,213,147)
Net losses attributable to non controlling interest	—	—	—	(645,359)	—	—	(15,157,875)	—	(15,803,234)
Net proceeds from initial public offering, net of offering costs	—	—	—	—	7,690,400	769	—	131,537,789	131,538,558
Warrants issued and outstanding	—	—	—	—	—	—	—	1,924,281	1,924,281
Stock-based compensation	—	—	—	—	—	—	—	4,015,324	4,015,324
Balance – December 31, 2021	—	$—	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)

The accompanying notes are an integral part of these consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,255,329)	$(144,994)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	7,607,721	558,630
Accretion of asset retirement obligation	—	21,821
Forgiveness of PPP loan	(638,800)	(10,000)
Realized loss on sale of derivatives	—	505,747
Realized gain on sale of digital currency	(149,858)	(31,810)
Write-off of bad debts	244,924
Amortization of debt issuance costs	1,404,732	—
Stock Compensation	4,015,324	—
Impairments on digital currencies	1,870,274	—
Changes in fair value of warrant liabilities	1,143,809	—
Changes in fair value of forward sale derivative	116,488	—
(Increase) decrease in assets:
Digital currencies	(12,494,581)	(339,456)
Accounts receivable	(1,176,239)	70,618
Prepaid Insurance	588,808	—
Due from related party	302,973	(302,975)
Inventory	(1,417,689)	132,591
Other current assets	(2,619,911)	(7,871)
Increase (decrease) in liabilities:
Accounts payable	17,395,556	546,719
Due to related parties	268,182	(448,868)
Accrued liabilities	4,981,013	(2,929)
Contract liabilities	147,835	40,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,664,768)	587,223
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of digital currencies	584,387	158,615
Acquisition of Panther Creek, net of cash acquired	(3,914,362)	—
Purchase of land	(21,439)	—
Purchase of reclamation bond	(26,712)	—
Purchase of property, plant and equipment; including construction in progress	(122,640,861)	(1,986,401)
Equipment purchase deposits	(130,999,398)	—
NET CASH USED IN INVESTING ACTIVITIES	(257,018,385)	(1,827,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(16,283,900)	(292,292)
Payments on financed insurance premiums	(2,590,788)	—
Proceeds from promissory note	39,100,000	—
Proceeds from master equipment financing agreements	41,435,466	—
Proceeds from equipment financed	517,465	—
Proceeds from PPP loan	841,670	638,800
Proceeds from private placements net of fees	96,786,629	—
Initial Public Offering proceeds, net of fees	131,537,789	—
(Payments) proceeds on EIDL Loan	(150,000)	160,000
(Repayments) proceeds on related-party notes	(2,024,250)	2,024,250

Buyout of Aspen Interest	(2,000,000)	—
Forward sale contract prepayment	7,000,000	—
Distributions paid	—	(1,121,151)
NET CASH PROVIDED BY FINANCING ACTIVITIES	294,170,081	1,409,607
NET INCREASE IN CASH	31,486,928	169,044
CASH - BEGINNING OF YEAR	303,187	134,143
CASH - END OF YEAR	$31,790,115	$303,187
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2021 and 2020
NOTE 1 – BUSINESS COMBINATIONS
Reorganization
Stronghold Digital Mining, Inc. (“Stronghold Inc.” or the "Company") was incorporated as a Delaware corporation on March 19, 2021. On April 1, 2021, contemporaneously with the Series A Private Placement (as defined below), Stronghold Inc. underwent a corporate reorganization pursuant to a Master Transaction Agreement, which will be referred to herein as the “Reorganization.”
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
As a result of the Reorganization, the acquisition of the Aspen Interest and the acquisition of Stronghold LLC Units by Stronghold Inc. discussed above, (a) Q Power acquired and retained 27,057,600 Stronghold LLC Units, 14,400 shares of Class A common stock of Stronghold Inc., and 27,057,600 shares of Class V common stock of Stronghold Inc., effectively giving Q Power approximately 69% of the voting power of Stronghold Inc. and approximately 69% of the economic interest in Stronghold LLC, (b) Stronghold Inc. acquired 10,368,000 preferred units of Stronghold LLC and 14,400 Stronghold LLC Units, effectively giving Stronghold Inc. approximately 31% of the economic interest in Stronghold LLC, (c) Stronghold Inc. became the sole managing member of Stronghold LLC and is responsible for all operational, management and administrative decisions relating to Stronghold LLC’s business and will consolidate financial results of Stronghold LLC and its subsidiaries, (d) Stronghold Inc. became a holding company whose only material asset consists of membership interests in Stronghold LLC, and (e) Stronghold LLC directly or indirectly owns all of the outstanding equity interests in the subsidiaries through which we operate the Company's assets, including Scrubgrass LP and SDM.
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

Pursuant to the terms of the Preferred Stock, on (i) the date that a registration statement registering the shares of Class A common stock issuable upon the conversion of the Preferred Stock is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or (ii) the date on which a “Significant Transaction Event” occurs, as defined in the Company's amended and restated certificate of incorporation, such shares of Preferred Stock will automatically convert into shares of Class A common stock of Stronghold Inc. on a one-to-one basis, subject to certain adjustments as set forth in the Charter. Correspondingly, pursuant to the Second Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”), preferred units in Stronghold LLC automatically convert into Stronghold LLC Units on a one-to-one basis under like circumstances (subject to corresponding adjustments). On October 19, 2021, the registration statement registering the shares of Class A common stock issuable upon conversion of the Preferred Stock was declared effective by the SEC, and all of the outstanding shares of Preferred Stock converted into shares of Class A common stock at that time. Correspondingly, all of the preferred units in Stronghold LLC converted into Stronghold LLC Units.
On June 29, 2021, Stronghold LLC formed Stronghold Digital Mining Equipment, LLC (“Equipment LLC”). On October 27, 2021, Stronghold Digital Mining Operating, LLC ("Operating LLC") formed Stronghold Digital Mining BT, LLC ("Digital Mining BT"). On December 10, 2021, Operating LLC formed Stronghold Digital Mining TH, LLC ("TH LLC").
Prior to the Reorganization

Prior to the Reorganization date of April 1, 2021, Scrubgrass Generating Company, L.P. (“Scrubgrass”) existed as a Delaware limited partnership formed on December 1, 1990. Q Power LLC existed as a multi-member limited liability company and indirectly held limited and general partner interests of Scrubgrass. Additionally, Aspen, a wholly-owned subsidiary of Olympus Power, LLC (together with its affiliates “Olympus”), was a limited partner of Scrubgrass.
Scrubgrass had two subsidiaries: Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain coal material; and Leechburg Properties, Inc. (“Leechburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leechburg was a dormant entity as of December 31, 2021 and 2020.
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
Scrubgrass and Stronghold Power were under common control prior to the Reorganization date of April 1, 2021, and consolidated results reported as of December 31, 2020, and included in the consolidated results for the year ended December 31, 2021 and 2020.
NOTE 2 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
In most instances, Stronghold Inc. and its subsidiaries will collectively be referred to as the “Company” if a discussion applies to all. Where it may not apply to all, then each company, described as itself, will be specifically noted.
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

Under the EMA, which was entered into as of January 23, 2015, DEBM agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily operations of the facility, daily marketing and managing of a certain electric generating facility located in Kennerdell, Pennsylvania, energy management, capacity management and providing market and system information. The term of the agreement was initially through January 31, 2018, with three additional automatic renewal terms that now extends through January 31, 2022. DEBM was paid a monthly fee of $7,500 in satisfaction of its performance obligation during the term. The total revenue recognized under the EMA is 100% of the reported energy revenue and the total transaction price for the performance obligations varies depending upon market conditions and demand, such as usage and available capacities.

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
Basis of Presentation

The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Additionally, since there are no differences between net income and comprehensive income, all references to comprehensive income have been excluded from the consolidated financial statements.
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
Digital Currencies
Digital currencies are included in current assets in the reported balance sheets and are considered an intangible asset with an indefinite useful life. Digital currencies are recorded at cost less any impairment. Currently Bitcoin constitutes the only cryptocurrency the Company mines or holds in material amounts.

Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. However, in most cases the Company’s qualitative assessment indicates impairment when the quoted price of the cryptocurrency subsequently falls below its carrying amount and we are required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company performed an impairment test on its digital currencies and $(1,870,274) and $0 are recognized as impairment expenses for the years ended December 31, 2021 and 2020, respectively.
The following table presents the activities of the digital currencies for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Digital currencies at beginning of year	$228,087	$15,436
Additions of digital currencies	12,494,581	339,456
Realized gain on sale of digital currencies	149,858	31,810
Impairments	(1,870,274)	—
Proceeds from sale of digital currencies	(584,387)	(158,615)
Digital currencies, including restricted amounts	$10,417,865	$228,087
On December 15, 2021, the Company entered into a Prepaid Variable Digital Asset Forward Transaction with NYDIG Derivatives Trading LLC (“NYDIG Trading”) providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid SDMI an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021. On September 24, 2022, the Sold Bitcoin will be sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price, subject to a capped final sale price of $85,500 per Bitcoin. The Company was advanced $7,000,000 and, in return, is required to pledge 250 Bitcoins as collateral. As of December 31, 2021, the Company held an aggregate amount of digital currencies that comprised of restricted and unrestricted Bitcoin of $10,417,865. Of that amount, $2,699,644 and $7,718,221 was restricted and unrestricted, respectively.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at year end. The potential risk is limited to the amount recorded in the financial statements. For the year ended December 31, 2021, outstanding customer balances totaling $244,924 were considered not collectable and written off to bad debts expense. No further allowance was considered necessary as of December 31, 2021 and 2020.
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
The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of December 31, 2021 and December 31, 2020, there are no open energy commodity derivatives outstanding.

The Company also uses derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. This contract settles in September 2022. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value are recorded as changes in fair value of forward sale derivative as part of earnings. Refer to Note 26 - Variable Prepaid Forward Sales Contract Derivative. As of December 31, 2021, this is the only derivative contract open. As of December 31, 2020, there are no similar derivative contracts open.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of December 31, 2021, the Company’s redeemable preferred warrants are recorded at fair value. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants. As of December 31, 2020, the Company did not have any assets or liabilities remeasured at fair value.
Property and Equipment
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The Company records all assets associated with the cryptocurrency mining operations at cost. These assets are comprised of storage trailers and the related electrical components. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
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
Impairment of Long-Lived Assets

In conjunction with ASC 360 - Property, Plant and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset or asset group that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset or asset group might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Based on the Company’s analysis, no impairment indicators existed as of December 31, 2021 and 2020, respectively, that would require impairment testing of the Company’s long-lived assets.

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
Waste Ash Sales
The Company sells fly ash and scrubber material collected. This is a by-product from their coal refuse reclamation used as fuel. Buyer pays 50% of a resale price, up to 50,000 tons, unless agreed to in writing to exceed this weight limit, Income related to these sales are recorded within other income. The Company has executed a Sales Order with Waste Management National Services, Inc. for December 3, 2021 through March 1, 2022, and has not yet realized any income as of December 31, 2021.

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

Warrant Liabilities

The Company records warrant liabilities at their fair value as of the balance sheet date, and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities expense. At the issuance date, each series of warrants were convertible and redeemable to preferred stock. As of October 22, 2021 (the closing date of the IPO (as defined below)), all preferred stock converted to common stock one for one. As such, the warrant liability was revalued and reclassified to equity due to the equity offering and conversion as common shares.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on its Energy Operations and Cryptocurrency Operations and thus the Company concluded its business operates in two operating segments. The CODM reviews financial information presented on each of these two operating segments for purposes of allocating resources and evaluating financial performance. The Company’s chief executive officer has been identified as its CODM. The Company's two operating segments are also its reportable segments: Energy Operations and Cryptocurrency Operations.
Common Stock – Class V
The Company accounts for the 56.1% interest represented by the Class V common stock outside of permanent equity as a result of certain redemption rights held by the holders that are outside the control of the Company. As such, the Company adjusts the Common Stock - Class V to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on a third-party valuation methodology of the Company’s Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to accumulated deficit.
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair value of the Class A common stock at the time of the redemption.  For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the December 31, 2021 balance sheet.
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
Since the Company has incurred a loss for the period ended December 31, 2021, basic and diluted net loss per share is the same. At December 31, 2020 there were no potentially dilutive securities outstanding.
Income Taxes
Reorganization
Upon completion of the Reorganization, the Company is organized as an “Up-C” structure in which substantially all of the assets and business of the consolidated Company are held by Stronghold Inc. through its subsidiaries, and the Company’s direct assets largely consist of cash and investments in subsidiaries. For income tax purposes, the portion of the Company’s earnings allocable to Stronghold Inc. is subject to corporate income tax rates at the federal and state levels. Therefore, the income taxes recorded prior to the Reorganization are not representative of the income taxes after the Reorganization.
The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. Based on the Company’s evaluation and application of ASC Topic 740, Income Taxes (“ASC 740”), the Company has determined that the utilization of the deferred tax assets is not more likely than not, and therefore the Company has recorded a valuation allowance against the net deferred tax assets of the Company. Factors contributing to this assessment include the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. The Company continues to evaluate the likelihood of the utilization of deferred tax assets, and while the valuation allowance remains in place, we expect to record no deferred income tax expense or benefit.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Although the Company has not yet filed a corporate tax return, the basis of tax positions applied to our tax provisions substantially comply with applicable federal and state regulations. We acknowledge the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made. As of December 31, 2021, the Company's tax years ended December 31, 2018 through 2021 are open for potential examination by taxing authorities.
Certain of Stronghold Inc.’s subsidiaries are structured as flow-through entities; and therefore the taxable income or loss of such subsidiaries is included in the income tax returns of the partners, including Stronghold Inc. Application of ASC 740 to these entities results in no recognition of federal or state income taxes at the entity level. The portion of such subsidiaries' activities that are allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 at the Company.

Prior to the Reorganization
Scrubgrass and Stronghold LLC were structured as a limited partnership and limited liability company, respectively; therefore the taxable income or loss of the Company is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying financial statements.
Two of Scrubgrass' subsidiaries, Clearfield and Leechburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leechburg are provided based on the asset and liability method of accounting pursuant to the Income Taxes Topic of FASB ASC 740, both prior to and subsequent to the Reorganization. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all, of the deferred tax asset will not be realized. Clearfield and Leechburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of December 31, 2021, or 2020.
Recently Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. Topic 842 is effective for the Company on January 1, 2022. The Company is currently in the process of developing its new accounting policies and determining the potential aggregate impact that the adoption of Topic 842 will have on its financial statements. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements.

NOTE 3 - INVENTORY
Inventory consisted of the following components as of:

	December 31, 2021	December 31, 2020

Waste coal	$3,238,383	$342,476
Fuel oil	94,913	33,243
Limestone	38,958	21,173
TOTALS	$3,372,254	$396,892
NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits are contractual agreements with five vendors to deliver and install miners at future dates. The following details the vendors, miner models, miner counts, and expected delivery months. The Company is contractually committed to take future deliveries, and portions of the equipment are collateralized against the WhiteHawk Promissory Note (as defined below) as disclosed in Note 6 – Long-Term Debt. With the exception of Cryptech Solutions ("Cryptech"), where there is an installment payments plan, all unpaid deposits will be made on the last month referenced in the timeframe below. The delivery timeframe for the 2,400 Cryptech miners will be in equal installments of 200 per month for 12 months starting in November 2021. Deliveries for the other vendors vary within the referenced timeframes.

The following table details the total equipment deposits of $130,999,398 as of December 31, 2021:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid [A]	Transferred to PP&E [B]	Equipment Deposits
MinerVa [C]	MinerVA	15,000	Oct '21 - Apr '22	$69,387,550	$—	$(4,542,572)	$64,844,978
Cryptech	Bitmain	2,400	Nov '21 - Oct '22	12,660,000	(5,591,500)	—	7,068,500
Northern Data	MicroBT	9,900	Oct '21 - Jan '22	22,061,852	—	(10,716,712)	11,345,140
Bitmain Technologies Limited	Antminer	12,000	Apr '22 - Dec '22	75,000,000	(35,764,500)	—	39,235,500
Northern Data PA. LLC	WharsMiners	4,280	Jan '22 - June '22	11,340,374	(2,835,094)	—	8,505,280
Totals		43,580		$190,449,776	$(44,191,094)	$(15,259,284)	$130,999,398

[A] Future commitments still owed to each vendor. Refer to Note 8 - Commitments and Contingencies for further details.
[B] Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.
[C] Refer to Note 8 - Commitments and Contingencies for a $3,999,980 refund that reduced the total commitments to $69,387,550 for this vendor.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of:

	Useful Lives (Years)	December 31, 2021	Dec 31, 2020

Electric Plant	10 - 60	$66,153,985	$30,288,979
Power Transformers	8 - 30	7,489,472	—
Machinery and equipment	5 - 20	12,015,811	2,862,736
Rolling Stock	5 - 7	261,000	—
Cryptocurrency Machines & Powering Supplies	2 - 3	78,505,675	—
Computer hardware and software	2 - 5	56,620	5,062
Vehicles & Trailers	2 - 7	155,564	81,733
Construction in progress	Not Depreciable	36,067,776	1,544,536
Asset retirement obligation	10 - 30	580,452	79,848
		201,286,355	34,862,894
Accumulated depreciation and amortization		(34,629,200)	(27,048,695)
TOTALS		$166,657,155	$7,814,199
Construction in Progress
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $36,067,776, as of December 31, 2021, represents open contracts with a vendor that have future completion dates scheduled for 2022.
Depreciation and Amortization
Depreciation and amortization charged to operations was $7,607,721 and $558,630 for the years ended December 31, 2021 and 2020 respectively.

NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of:

	December 31, 2021		December 31, 2020
$66,076 loan, with interest at 5.55%, due July 2021.	$3,054		$16,440
$75,000 loan, with interest at 12.67%, due April 2021.	7,312		14,934
$142,000 loan, with interest at 11.21%, due April 2021.	—		18,056
$70,000 loan, with interest at 11.92%, due April 2021.	—		8,974
$499,520 loan, with interest at 2.49% due December 2023.	232,337		333,599
$499,895 loan, with interest at 2.95% due July 2023.	246,720		371,490
$212,675 loan, with interest at 6.75% due October 2022.	103,857		168,397
$517,465 loan, with interest at 4.78% due October 2024.	490,600		—
$431,825 loan, with interest at 7.60% due April 2024.	204,833		—
financing agreement for insurance with interest at 3.45% due July 2022.	4,299,721		—
$40,000,000 loan, with interest at 10.00% due June 2023.	30,734,045	[A]	—
$10,641,362 loan, with interest at 10.00% due June 2023.	8,176,302	[B]	—
$14,077,800 loan, with interest at 10.00% due June 2023.	10,816,694	[C]	—
$17,984,000 maximum advance loan, interest at 9.99% due December 2023. Balance is what has been advanced as of December 31, 2021.	10,790,400	[D]	—
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of December 31, 2021.	7,769,088	[E]	—
$17,984,000 maximum advance loan, 2022 with interest at 9.99% due December 2023. Balance is what has been advanced as of December 31, 2021.	—	[F]	—
	73,874,963		931,890
Less current portions, deferred costs, & discounts
Outstanding loans	50,099,372		449,447
Deferred debt issuance costs	2,854,787		—
Discounts from issuance of stock	1,042,416		—
Discounts from issuance of warrants	1,499,547		—
	$18,378,841		$482,443
[A] The WhiteHawk Promissory Note has a term of 24 months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions. On December 31, 2021, the Company amended the WhiteHawk Financing Agreement (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment paid an amendment fee in the amount of $250,000 to WhiteHawk. These fees are included in deferred debt issuance costs.

[B] Arctos/NYDIG Financing Agreement [loan #1] with a term of 24. Refer to Note 14 - Stock Issued Under Financing Agreements and Warrants for further discussions. Refer to Note 32 - Subsequent Events for details of the amendment to this agreement.
[C] Arctos/NYDIG Financing Agreement [loan #2] with a term of 24. Refer to Note 14 - Stock Issued Under Financing Agreements and Warrants for further discussions. Refer to Note 32 - Subsequent Events for details of the amendment to this agreement.
[D] NYDIG ABL Master Equipment Finance Agreement with a term of 24. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method. Refer to Note 32 - Subsequent Events for further advances after December 31, 2021.
[E] NYDIG ABL Master Equipment Finance Agreement with a term of 24. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method. Refer to Note 32 - Subsequent Events for further advances after December 31, 2021.
[F] NYDIG ABL Master Equipment Finance Agreement with a term of 24. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method. Refer to Note 32 - Subsequent Events for further advances after December 31, 2021.
Future scheduled maturities on the outstanding borrowings for each of the next three years as of December 31, 2021 are as follows:

Years ending December 31:
2022	$51,777,764
2023	21,955,328
2024	141,871
$73,874,963
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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with DEBM, which amounted to approximately 100% of the Company’s energy revenues for the years ended December 31, 2021 and 2020. DEBM accounted for 100% and 14% of the Company’s accounts receivable balance as of December 31, 2021 and 2020, respectively.
For the year ended December 31, 2021 and 2020, the Company purchased 30% and 63% of coal from two related parties, respectively. See Note 9- Related-Party Transactions for further information.
The Company has entered into various Master Equipment Financing Agreements that have future delivery and installation timeframes for approximately 43,580 miners. There can exist a risk of not achieving the expected delivery timelines as well as the timeliness of generating guaranteed targeted terahash by each miner. This risk is not quantifiable at this time. See Note 8 – Commitments and Contingencies for further information.
NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments:

Equipment Agreements
As discussed in Note 4 - Equipment Deposits, the Company has entered into various equipment contracts to purchase miners. Most of these contracts require a percentage of deposits upfront and subsequent future payments to cover the contracted purchase price of the equipment. Details of each agreement are summarized below.

MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement with MinerVa Semiconductor Corp (“MinerVa”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash) (the "MinerVa Purchase Agreement"). The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. On December 21, 2021, MinerVa issued a refund of $3,999,980 that is applied against the original purchase price; thus reducing the total purchase price to $69,387,550 (reference Note 4 - Equipment Deposits). The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of December 31, 2021, there are no remaining deposits owed. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the 15,000 miners. As a result, we may write off some or all of the approximately 12,000 undelivered MinerVa miners. We do not know when the remaining MinerVa miners will be delivered, if at all. Refer to Note 30 - Covenants that describe covenants referencing the anticipated final delivery timeframe of April 2022. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment.
Nowlit Solutions Corp
The Company entered into a hardware purchase and sales agreement with Nowlit Solutions Corp effective April 1, 2021. Hardware includes, but is not limited to, ASIC Miners, power supply units, power distribution units and replacement fans for ASIC Miners. All hardware must be paid for in advance before being shipped to the Company. The Company made payments to this party totaling $5,657,432 in April 2021 and costs have been capitalized and reported as property and equipment. As of December 31, 2021, there are no outstanding commitments owed to this vendor.

The Company paid for two separate purchases of miners from Nowlit Solutions Corp. The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners.
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

The Company made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000 agreed to be paid in 17 installments. There have been eight installments totaling $3,270,500 paid before December 31, 2021, with the outstanding amount still owed under this agreement of $5,591,500 as of December 31, 2021. Representing nine installments remaining through September 2022:

			Remaining
		Purchase Price	$12,660,000
		April 2021 - 30%	$(3,798,000)
#	Date	After down payment	$8,862,000
1	05/01/21	$(211,000)	$8,651,000
3	06/01/21	$(211,000)	$8,440,000
4	07/01/21	$(211,000)	$8,229,000
5	08/01/21	$(211,000)	$8,018,000
6	09/01/21	$(211,000)	$7,807,000
7	10/01/21	$(738,500)	$7,068,500
8	11/01/21	$(738,500)	$6,330,000
9	12/01/21	$(738,500)	$5,591,500
10	01/01/22	$(738,500)	$4,853,000
11	02/01/22	$(738,500)	$4,114,500
12	03/01/22	$(738,500)	$3,376,000
13	04/01/22	$(738,500)	$2,637,500
14	05/01/22	$(527,500)	$2,110,000
15	06/01/22	$(527,500)	$1,582,500
16	07/01/22	$(527,500)	$1,055,000
17	08/01/22	$(527,500)	$527,500
18	09/01/22	$(527,500)	$—
On December 7, 2021, the Company entered into a Hardware Purchase and Sales Agreement (the “Cryptech Purchase Agreement”) with Cryptech Solutions, Inc to acquire 1,000 Bitmain S19a miners (the “Cryptech Miners”) with a hash rate of 96 TH/s for a total purchase price of $8,592,000. Pursuant to the Cryptech Purchase Agreement, all hardware will be paid for in advance of being shipped to the Company.
Bitmain Technologies Limited

On October 28, 2021, the Company entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain Technologies Limited ("Bitmain"). The first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. On October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000.
Luxor Technology Corporation

The Company paid for three separate purchases of miners from Luxor Technology Corporation ("Luxor"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amounts of $5,357,300 and $3,633,500, respectively, for an additional 750 and 500 miners.
On November 30, 2021, the Company entered into a fourth purchase agreement with Luxor to acquire 400 Antminer T19 miners with a hash rate of 84 TH/s and 400 Antminer T19 miners with a hash rate of 88 TH/s for a total purchase price of $6,260,800.
Northern Data

On December 10, 2021 the Company entered into a Hardware Purchase and Sale Agreement (the “First Supplier Purchase Agreement”) to acquire 3,000 MicroBT WhatsMiner M30S miners (the “M30S Miners”) with a hash rate per unit of 87 TH/s. Pursuant to the First Supplier Purchase Agreement, the unit price per M30S Miner is $6,960 for a cumulative purchase price of $20,880,000 that was paid in full within five business days of the execution of the First Supplier Purchase Agreement.

On December 16, 2021, the Company entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S Miners and MicroBT WhatsMiner M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373.

NYDIG ABL LLC

On December 15, 2021, the Company entered into a Master Equipment Finance Agreement (the “Second NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”) whereby NYDIG agreed to lend the Company up to $53,952,000 to finance the purchase of certain Bitcoin miners and related equipment (the “Second NYDIG-Financed Equipment”). Outstanding borrowings under the Second NYDIG Financing Agreement are secured by the Second NYDIG-Financed Equipment, contracts to acquire Second NYDIG-Financed Equipment, and the Bitcoin mined by the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement includes customary restrictions on additional liens on the NYDIG-Financed Equipment. The Second NYDIG Financing Agreement may not be terminated by the Company or prepaid in whole or in part. Refer to Note 6 - Long Term Debt for further details.
Contingencies:
Legal Proceedings
The Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the Company’s reported financial position or results of operations.

McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.

On January 31, 2020, McClymonds Supply and Transit Company, Inc. (“McClymonds”) made a Demand for Arbitration, as required by the terms of the Transportation Agreement between it and the Company dated April 8, 2013 (the “Agreement”). In its demand, McClymonds alleged damages in the amount of $5,042,350 for failure to pay McClymonds for services. On February 18, 2020, the Company submitted its answering statement denying the claim of McClymonds in its entirety. On March 31, 2020, the Company submitted its counterclaim against McClymonds in the amount of $6,747,328 as the result of McClymonds’ failure to deliver fuel as required under the terms of the Agreement. Hearings were held from January 31, 2022 through February 3, 2022. Proposed findings of fact and conclusions of law were submitted and a decision will be rendered. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

In November 2019, Allegheny Mineral filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of $1,300,000. The case was unsuccessfully mediated in August 2020. At this time, there is a discovery deadline currently scheduled for June 30, 2022. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in a hearing with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. The Company does not believe the PJM notice of breach or the Panther Creek necessary study agreement will have a material adverse effect on the Company’s reported financial position or results of operations.

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
In December 2020, the Company notified CVS by letter that it intends to restart operations at Russellton during the first quarter of 2021. The Company a ramp-up of tons and payments at $25,000 a month until the economics of the plant steady and return to the minimum take per the contract. Subsequent to March 31, 2021, the Company has resumed the semi-monthly minimum payments of approximately $51,000 per the WCA.
The Company purchased coal from Coal Valley Properties, LLC, a single-member LLC which is entirely owned by one individual that has ownership in Q Power, and from CVS. CVS is a single-member LLC which is owned by a coal reclamation partnership of which an owner of Q Power has a direct and an indirect interest in the partnership of 16.26%.

For the year ended December 31, 2021, the Company expensed approximately $303,500, which is included in fuel expense in the accompanying statement of operations. The Company owed CVS approximately $134,452 as of December 31, 2021, which is included in Due to Related Parties.
Fuel Service and Beneficial Use Agreement

The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly-owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires December 31, 2023. For the year December 31, 2021, the Company expensed approximately $163,412, which is included in fuel expense in the accompanying statement of operations. The Company owed NFS approximately $321,738 as of December 31, 2021, which is included in Due to Related Parties.

Fuel purchases under these agreements for the years ended December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Coal Purchases:
Northampton Fuel Supply Company, Inc.	$163,412	$—
Coal Valley Sales, LLC	934,916	—
TOTALS	$1,098,328	$—
Fuel Management Agreement

Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy

Services LLC for actual wages and salaries. The amount expensed for the year December 31, 2021, was $303,500, of which $47,967 was included in Due to Related Parties.
O&M Agreements

Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement. The amount expensed in December 31, 2021 was $129,735 (excluding the one time mobilization fee of $150,000 that has been deferred until 2022 for payment).
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also pays a management fee of $175,000 per operating year, which is payable monthly and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the year ended December 31, 2021 was $1,027,860 of which $94,434 was included in Due to Related Parties. In connection with the Equity Contribution Agreement entered into on July 9, 2021, the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement is the closing date of the Equity Contribution Agreement.
Management Services Agreement
On May 10, 2021, a new management and advisory agreement was entered into between Q Power and William Spence (the "Spence Agreement"). In consideration of consultant’s performance of the services thereunder, Q Power will pay Mr. Spence a fee at the rate of $50,000 per complete calendar month (pro-rated for partial months) that Mr. Spence provides services thereunder, payable in arrears. The previous agreement requiring monthly payments of $25,000 was terminated. Q Power will not be liable for any other payments to Mr. Spence including, but not limited to, any cost or expenses incurred by Mr. Spence in the course of performing his obligations thereunder.
The Company has made total payments under the Spence Agreement of $600,000 for the year ended December 31, 2021.
In September 2021, the Company repaid $2,093,018, plus accrued interest, in related party notes with Greg Beard and William Spence.

Amounts due to related parties as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Payables:
Coal Valley Properties, LLC	$134,452	$188,338
Q Power LLC	500,000	510,000
Coal Valley Sales, LLC	202,334	—
Panther Creek Energy Services	94,434
Panther Creek Fuel Services	47,967
Northampton Generating Co LP	321,738
Olympus Services LLC	129,735
TOTALS	$1,430,660	$698,338
The Company paid $69,000 to Beard Aviation LLC for various company-related business trips for the year ended December 31, 2021. Beard Aviation LLC is owned by Greg Beard, the Chief Executive Officer (“CEO”) of the Company.
NOTE 10 - PAYCHECK PROTECTION PROGRAM LOAN, ECONOMIC INJURY DISASTER LOAN
On March 16, 2021, the Company received a round two Paycheck Protection Program ("PPP") loan in the amount of $841,670 that accrues an interest of 1% per year; and matures on the fifth anniversary of the date of the note. As of December 31, 2021, the Company is in process of seeking forgiveness of the PPP loan. In January 2021, the Company was granted relief as forgiveness for the round one PPP loan in the amount of $638,800.
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
NOTE 12 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. Our CEO is the primary decision-maker. The Company functions in two operating segments about which separate financial information is available as follows:

Reportable segment results for the years ended are as follows:

	December 31, 2021	December 31, 2020

Operating Revenues
Energy Operations	$16,123,067	$3,526,515
Cryptocurrency Operations	14,792,070	591,869
Total Operating Revenues	$30,915,137	$4,118,384
Net Operating Income/(Loss)
Energy Operations	$(17,284,859)	$(2,454,197)
Cryptocurrency Operations	(4,917,216)	48,960
Net Operating Loss	$(22,202,075)	$(2,405,237)
Other Income, net (a)	(5,053,254)	2,260,243
Net Loss	$(27,255,329)	$(144,994)
Depreciation and Amortization
Energy Operations	$(1,305,402)	$(558,630)
Cryptocurrency Operations	(6,302,319)	—
Total Depreciation & Amortization	$(7,607,721)	$(558,630)
Interest Expense
Energy Operations	$(80,866)	$(205,480)
Cryptocurrency Operations	(4,541,789)	—
Total Interest Expense	$(4,622,655)	$(205,480)
(a)The Company does not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to consolidated statement of operations for the years ended December 31, 2021 and 2020 for further details.
Assets, at December 31, 2021, by energy operations and cryptocurrency operations totaled $15,714,151 and $338,907,119, respectively. Assets at December 31, 2020 related to cryptocurrency operations were not significant.

	Energy Operations	Cryptocurrency Operations	Total

Cash	$714,019	$31,076,096	$31,790,115
Cryptocurrencies	—	10,417,865	10,417,865
Accounts receivable	256,103	1,855,752	2,111,855
Prepaid Insurance	3,150,851	3,150,851	6,301,701
Inventory	3,372,254	—	3,372,254
Other current assets	—	661,640	661,640
Security Deposits	348,888	—	348,888
Equipment Deposits	—	130,999,398	130,999,398
Property, plant and equipment, net	5,911,638	160,745,517	166,657,155
Land	1,748,440	—	1,748,440
Bonds	211,958	—	211,958
	$15,714,151	$338,907,119	$354,621,269
NOTE 13 – STOCK-BASED COMPENSATION
On October 19, 2021, the board of directors of the Company (the "Board") and the stockholders of the Company approved a new long-term incentive plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of options (including incentive stock options and non-qualified stock options), stock appreciation rights, RSUs, dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including our named executive officers, with those of our stockholders. Pursuant to the New LTIP, the remaining shares of Class A common stock under the LTIP that was effective April 28, 2021, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. In addition, the New LTIP raised the aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the plan to not exceed 4,752,000 shares. As of the effective date of the New LTIP, the Company now grants all equity-based awards under the New LTIP.
The Board is duly authorized to administer the New LTIP. The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award.

Stock options issued under the Company’s New LTIP are granted with an exercise price no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grant. The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the LTIP were granted with an exercise price equal to the fair market value of the Company’s stock, as determined with reference to third-party valuations as of the date of option grants, and expire up to ten years from the date of grant. Options granted under the New LTIP and the LTIP vest over various terms.

The RSUs are subject to restrictions on transferability, risk of forfeiture and other restrictions imposed by the Compensation Committee of the Board (the "Committee"). Settlement of vested RSUs will occur upon vesting or upon expiration of the deferral period specified for such RSUs by the Committee (or, if permitted by the Committee, as elected by the Participant). RSUs may be settled in cash or a number of shares of stock (or a combination of the two), as determined by the Committee at the date of grant or thereafter. As of December 31, 2021, 60,737 RSUs were awarded to six employees with a grant date fair market value of $11.10 that vest over 10 years.

Stock-Based Compensation
Stock compensation expense was $4,015,324 and $0 for the years ended December 31, 2021 and 2020; respectively. There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at December 31, 2021.

The Company recognized total stock-based compensation expense during the years ended December 31, 2021 and 2020, from the following categories:

	December 31, 2021	December 31, 2020
Restricted stock awards under the Plan	172,800	—
Stock option awards under the Plan	3,842,524	—
Total stock-based compensation	$4,015,324	$—
Incentive Plan Stock Options

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2021 using the Black-Scholes method.

December 31, 2021
Weighted-average fair value of options granted	$7.64
Expected volatility	128.14%
Expected life (in years)	5.77
Risk-free interest rate	0.93%
Expected dividend yield	0.00%
Expected Volatility - The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies as the Company does not currently have sufficient history for the volatility of its own stock.

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
As of December 31, 2021, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations was approximately $21,984,773 and the weighted-average period over which these awards expected to be recognized is 2.51 years.
There were no outstanding shares as of December 31, 2020. The following table summarizes the stock option activity (as adjusted) under the plans for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	—	$—		$—
Granted	3,379,083	$8.91	9.61	$—
Exercised	—	$—		$—
Cancelled/forfeited	—	$—		$—
Outstanding at December 31, 2021	3,379,083	$8.91	9.61	$30,906
Shares vested and expected to vest	3,379,083	$8.91	9.61	$30,906
Exercisable as of December 31, 2021	428,827	$8.48	9.55	$4,107
Exercisable as of December 31, 2020	—	$—		$—
RSU Awards
A summary of the Company's RSU activity in the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	—	$—
Vested	—	$—
Granted	60,737	$11.10
Forfeited	—	$—
Unvested at December 31, 2021	60,737	$11.10
The value of RSU grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods. As of December 31, 2021, there were approximately $610,106 of unrecognized compensation cost related to unvested RSU rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.8 years.

NOTE 14 – STOCK ISSUED UNDER MASTER FINANCING AGREEMENTS AND WARRANTS
Stock Issued as Part of an Equipment Financing Agreement
Arctos Credit LLC (NYDIG)
On June 25, 2021, the Company entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos,” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement”). As part of this agreement, NYDIG was issued a total of 126,274 shares of common stock of Stronghold Inc. The effective date of this issuance was as of the commencement date of the agreement. On July 2, 2021, the Company received two separate loans, against the $34,481,700, totaling $24,157,178 (net of debt issuance fees). The loans each have a maturity date of July 23, 2023, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum.

As of December 31, 2021, the fair value at the date of issuance (i.e.- June 25, 2021) of the 126,274 common shares or $1,389,888 is presented on the balance sheet as debt discounts that offsets the net proceeds of the loans; and is being amortized using the straight-line method over the terms of the loans (refer to Note 6 - Long-Term Debt for further details). For the twelve months ended December 31, 2021, the Company recorded $173,736 of interest expense related to the amortization of these stock issued debt discounts.

In addition, the agreement stipulates a "Standby Fee" if, prior to August 15, 2021, the Company has failed to take advances from NYDIG equal to the total agreement amount of $34,481,700. The Standby Fee is calculated as 1.75% times the remaining principal that has not been borrowed; or $10,256,922 as of December 31, 2021. As a result, the Company paid a total Standby Fee of $208,816 during the year ended December 31, 2021.

Refer to Note 32 - Subsequent Events for details of an amendment to this agreement.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment with a total terahash to be delivered equal to 1.5 million terahash (total terahash). In the exchange for the delivery of the total terahash, MinerVa will be granted 443,848 shares of Stronghold Inc. As of December 31, 2021 approximately 1,000 MinerVa miners had been delivered, but the Company is committed to take delivery of the MinerVa miners if they are delivered in the future. Because the final delivery was not made as of December 31, 2021; the shares have not been deemed issued as of December 31, 2021.
Warrants
WhiteHawk Finance LLC
On June 30, 2021, Equipment LLC entered into a $40,000,000 promissory note (the “WhiteHawk Promissory Note”) with White-Hawk Finance LLC (the “Lender” or “WhiteHawk”). The note has a maturity date of June 23, 2023, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On June 30, 2021, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC was issued 181,705 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.
The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.
The fair value for the warrants, as of the issuance date, is $1,999,396 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $40,000,000 are allocated to the WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the 24 month term of the note. For the year December 31, 2021, the Company has recorded interest expense of $249,925 associated with the amortized debt discount.

B. Riley Securities, Inc.
On each of April 1, 2021 and May 14, 2021, the Company entered into a warrant agreement with American Stock Transfer & Trust Company (the “Warrant Agent”). B. Riley Securities, Inc. acted as the Company’s placement agent in connection with the Private Placements. In connection therewith, the Company issued B. Riley Securities, Inc. (i) a five-

year warrant to purchase up to 97,920 shares of Series A Preferred Stock at a per share exercise price of $8.68 and (ii) a five-year warrant to purchase up to 18,170 shares of Series B Preferred Stock at a per share exercise price of $11.01. In each case the exercise price was equal to the respective private placement per share price. B. Riley Securities, Inc. and its affiliates purchased 439,200 and 91,619 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, at the same private placement per share price.
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
As of October 22, 2021 (the closing date of the initial public offering of shares of Class A common stock), the purchase redemption rights of the Series A Preferred Stock and Series B Preferred Stock, described above, were extinguished and each of the warrants were transferred to equity with a fair value as of the initial public offering date. Each warrant can now be converted to one share of Class A common stock at par value of $.0001 per share. The final fair value as of October 19, 2021, of each of the warrants, was calculated using the Black-Scholes option-pricing model with the following assumptions:
Series A
The following are the Black-Scholes input assumptions for the 97,920 Series A warrants; and the changes in fair values as of April 1, 2021 (date of issuance) and October 19, 2021 (final measurement date) respectively:

	As of		Changes in Fair Value Inputs
	April 1, 2021	October 19, 2021
Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.83	4.83	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$631,897	$1,628,311	$996,414
On April 1, 2021, the Company recorded a liability of $631,897, and as a debt issuance cost against the Preferred Shares. As of December 31, 2021, the fair value of this liability is $0, and the fair value now reclassified as equity, is $1,628,311. For the year ended December 31, 2021, the Company recognized a loss of $996,414 as part of the changes in fair value of warrant liabilities expense.
Series B
The following are the Black-Scholes input assumptions for the 18,170 Series B warrants, and the changes in fair values as of May 14, 2021 (date of issuance) and October 19, 2021 (final measurement date) respectively:

	As of		Changes in Fair Value Inputs
	May 14, 2021	October 19, 2021

Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.8	4.8	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$148,575	$295,970	$147,395

On May 14, 2021, the Company recorded a liability of $148,575, and as a debt issuance cost against the Mezzanine Equity. As of December 31, 2021, the fair value of this liability is $0, and the fair value, now reclassified as equity, is $295,970. For the year ended December 31, 2021, the Company recognized a loss of $147,395 as part of the changes in fair value of warrant liabilities expense.

Total fair value of the Series A and Series B warrants now shown in equity is $1,924,281.
NOTE 15 – REDEEMABLE COMMON STOCK

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

Further, pursuant to the Series A Private Placement, the Company, the investors in the Series A Private Placement and key holders entered into a Right of First Refusal Agreement ("ROFR Agreement"). Under the ROFR Agreement, the key holders agreed to grant a right of first refusal to Stronghold Inc. to purchase all or any portion of capital stock of Stronghold Inc., held by a key holder or issued to a key holder after the date of the ROFR Agreement, not including any shares of Series A Preferred Stock or common stock issued or issuable upon conversion of the Series A Preferred Stock. The key holders also granted a right of refusal to the investors in the Series A Private Placement to purchase all or any eligible capital stock not purchased by the Company pursuant to its right of first refusal.

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

On October 22, 2021 (the closing date of the IPO), the net proceeds from the 9,792,000 shares of the Series A Preferred Stock and the 1,816,994 shares of the Series B Preferred Stock were converted to shares of Class A common stock on a one-for-one share basis at a par value of $.0001 per share. As of December 31, 2021, these shares are no longer reported as Redeemable Common Stock.

The following is a summary of the Series A and Series B valuations and conversions to common equity:

	Series A	Series B
Proceeds	$85,000,000	$20,000,305
Transaction Fees (1):
B. Riley Securities	(5,100,000)	(1,200,000)
Legal and Filing Fees	(1,226,990)	(408,997)
Debt issuance costs pertaining to stock registration warrants - refer to Note 14	(631,897)	(148,575)
Total net mezzanine equity	$78,041,113	$18,242,733
Conversion to common Class A shares	$(78,041,113)	$(18,242,733)
Remaining in net mezzanine equity	$—	$—

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
Common Stock – Class V represents a 56.1% ownership of Stronghold LLC, granting the original owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.
The Company classifies shares of Class V common stock held by Q Power as mezzanine equity based on its assessment of (i) the right (the “Redemption Right”) to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, (x) shares of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (y) an approximately equivalent amount of cash as determined pursuant to the Stronghold LLC Agreement, and (ii) the right (the “Call Right”), for administrative convenience, to acquire each tendered Stronghold LLC Unit directly from the redeeming Stronghold Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an approximately equivalent amount of cash as determined pursuant to the terms of the Stronghold LLC Agreement pursuant to ASC 480-10-S99-3A. For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption. For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the balance sheet.
Common Stock – Class V is classified as redeemable common stock in the consolidated balance sheet as, pursuant to the Stronghold LLC Agreement, the Redemption Rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors that determine whether to make a cash payment upon a Stronghold LLC Unit Holder’s exercise of its Redemption Right. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of December 31, 2021.

The Company recorded redeemable common stock as presented in the table below:

	Non- controlling Interest(1)	Series A		Series B	Common Class V
		Preferred Shares	Amount	Amount	Shares	Amount	Total
Balance - December 31, 2020	$(2,710,323)	—	$—	$—	—	$—	$(2,710,323)
Net loss - January 1 to March 31, 2021	(167,261)	—	—	—	—	—	(167,261)
Balance prior to the reorganization on April 1, 2021	(2,877,584)						(2,877,584)
Effect of reorganizations
Exchange of common shares - Class V	—	—	—	—	27,072,000	—	—
Buyout of Aspen Interest	—	576,000	58	—	—	—	58
Converted to Common Class A	—	(576,000)	(58)	—	—	—	(58)
Issuance of Series A convertible redeemable preferred units	—	9,792,000	78,673,010	—	—	—	78,673,010
Warrants issued as part of stock registrations	—	—	(631,897)	—	—	—	(631,897)
Conversion of Series A convertible redeemable preferred units to common stock	—	(9,792,000)	(78,041,113)	—	—	—	(78,041,113)
Exchange of common units for Class A common shares	—	—	—	—	(14,400)	—	—
Issuance of Series B convertible redeemable preferred units	—	—	—	18,391,308	—		18,391,308
Net losses for the three months ended Warrants issued as part of stock registrations	—	—	—	(148,575)	—	—	(148,575)
Net losses for the three months ended Conversion of Series B convertible redeemable preferred units to common stock	—	—	—	(18,242,733)	—	—	(18,242,733)
Net losses for the nine months ended December 31, 2021	(15,157,875)	—	—	—	—	—	(15,157,875)
Maximum redemption right valuation	18,035,459	—	—	—	—	301,052,617	319,088,076
Balance- December 31, 2021	$—	—	$—	$—	27,057,600	$301,052,617	$301,052,617

_______________
1Refer to Note 16- Non-controlling Interests for further discussions
NOTE 16 – NON-CONTROLLING INTERESTS
Common Stock - Class V

The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a non-controlling interest representing the Common Units of Stronghold LLC held by Q Power. Changes in the Company’s ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as mezzanine equity transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest. Refer to Note 15- Redeemable Common Stock - Class V that describes the Redemption Rights of the non-controlling interest.
Common Stock – Class V represents 56.1% ownership of Stronghold LLC, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.

The following summarizes the redeemable common stock adjustments pertaining to the non-controlling interest from April 1, 2021 through December 31, 2021:

Temporary Equity Adjustments
Balance- April 1, 2021 (1)	$(2,877,584)
Net losses for the three months ended June 30, 2021	(2,235,219)
Maximum redemption right valuation (2)	172,774,052
Balance- June 30, 2021	$167,661,249
Net losses for the three months ended September 30, 2021	(4,328,460)

Adjustment of mezzanine equity to redemption amount (3)	79,669,600
Balance- September 30, 2021	$243,002,389
Net losses for the three months ended December 31, 2021	(8,594,196)
Adjustment of mezzanine equity to redemption amount (4)	66,644,424
Balance- December 31, 2021	$301,052,617

1 As of the date of reorganization- refer to Note 1
[2] Based on 27,057,600 Common Class V shares outstanding at $6.39 issuance price as of April 1, 2021
[3] Based on 27,057,600 Common Class V shares outstanding at $9.33 fair valuation price as of September 30, 2021
[4] Based on 27,057,600 Common Class V shares outstanding at $11.79 fair valuation price as of December 31, 2021, using a 10-day variable weighted average price of trading dates; including the closing date

Common Units

The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a non-controlling interest representing the Common Units of Stronghold LLC held by Olympus Power, LLC plus a corresponding number of Class V vote-only shares of common stock in the Company. Olympus Power, LLC can exchange these Common Units along with corresponding shares of Class V common stock, on a one-for-one basis, for shares of Class A common stock. Because of the Class V voting rights, the Company has assessed the exchange right as a “Redemption Right” to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, one share of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit.
Common Units represent 2.4% ownership of Stronghold LLC. where the original owners of Olympus Power LLC have economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.

Changes in the Company's ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as permanent equity. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the Continuing Equity Owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest.

The following summarizes the permanent equity adjustments pertaining to the non-controlling interest from November 2, 2021 (date of issuance) through December 31, 2021:

Permanent Equity Adjustments
Balance- November 2, 2021 (1)	$38,315,520
Net losses	(645,359)
Balance- December 31, 2021	$37,670,161

1 As of November 2, 2021, the date of issuance. 1,152,000 Series A Preferred units outstanding at $33.26 per public trading share price (Nasdaq closing price)

NOTE 17 – EARNINGS (LOSS) PER SHARE
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

April 1 to December 31, 2021
Numerator
Net Loss (1)	$(27,255,329)
Less; net losses attributable to predecessor (1/1-3/31)	(238,948)
Less; net losses attributable to non-controlling interests	$(15,803,234)
Net loss attributable to Class A common shareholders	$(11,213,147)
Denominator
Weighted average shares of Class A common shares outstanding	5,518,752
Basic net loss per share	$(2.03)
__________________
(1)Basic and diluted earnings per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation represents the loss during the year ended December 31, 2021 (post-reorganization date of April 1, 2021 through December 31, 2021).
Securities that could potentially dilute losses per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 because their inclusion would be anti-dilutive are as follows:

December 31, 2021
Series A preferred units not yet exchanged for Common A shares	1,152,000
Class V common shares not yet exchanged for Class A common shares	27,057,600
Total	28,209,600
NOTE 18 – RENEWABLE ENERGY CREDITS
Starting late in 2020 and for the year ended December 31, 2021, the Company significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative periods ended December 31, 2020. As a result, the Company's usage of coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, significantly increased. DEBM acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized based on this open market measured by consumer demands. The Company records an offset to fuel costs when RECs are sold to third parties.
RECs offset against the costs of fuel operating costs were $(1,736,071) and $(35,493) for the years ended December 31, 2021 and 2020 respectively.
NOTE 19 – ASPEN INTEREST (“OLYMPUS”) BUYOUT
On April 1, 2021, the Company, using in part 576,000 shares of newly issued Series A Preferred Stock and in part proceeds from the Series A Private Placement, acquired the Aspen Interest.
The total consideration was a combination of the newly issued Series A Preferred Stock valued at the issuance price of $8.68 per share or $5,000,000; plus an additional $2,000,000 in cash. A total of $7,000,000 that is treated as a buyout of the Partners’ Deficits of the Limited Partner (i.e., Aspen Interest) as of April 1, 2021.
The Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net losses - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	$(1,408,471)

NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplementary cash flows disclosures as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Equipment financed with debt	$45,793,381	$931,890
Interest Paid	$1,195,692	$205,480
Supplementary non-cash financing activities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Issued as part of equipment debt financing:
Warrants- WhiteHawk	$1,999,396	$—
Common Class A shares- NYDIG	1,389,888	—
Warrants issued as part of stock registrations- B.Riley Warrants	780,472	—
Series A redeemable and convertible preferred stock- Aspen Interest buyout	5,000,000	—
Series A redeemable and convertible preferred stock units- Panther Creek Acquisition	38,315,520	—
Premium Financing	6,890,509	—
Total	$54,375,785	$—
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
No deferred tax asset or liability has been recorded with respect to the TRA because an exchange that triggers the amounts owed by the Company under the TRA (i.e., the redemption of Stronghold LLC Units for shares of Class A common stock or cash) has not occurred. Estimating the amount and timing of Stronghold Inc.’s realization of tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when redemptions actually occur. Accordingly, the Company has not recorded any deferred tax asset or any liability with respect to the TRA.

NOTE 22 – PROVISIONS FOR INCOME TAXES

Subsequent to the Company’s incorporation, the Company and its indirectly owned corporate subsidiaries, Clearfield and Leechburg, provide for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities—specifically for the Company, its investment in Stronghold LLC—using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Prior to the Reorganization, Scrubgrass and Stronghold Power were structured as a limited partnership and limited liability company, respectively; therefore any taxable income or loss was included in the income tax returns of the individual owners. Accordingly, no recognition has been given to federal or state income taxes in the Company’s financial statements for the periods prior to the Reorganization.

For the year ended December 31, 2021, the Company’s total income tax benefit of $0 differed from amounts computed by applying the United States federal statutory rate to pre-tax loss for the period primarily due to net loss attributable to the noncontrolling interest and to the period prior to the Reorganization (i.e., prior to the incorporation of Stronghold Inc.), and due to maintaining a valuation allowance on the Company’s deferred tax assets.

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows:

Year ended December 31,
	2021	2020
Current income tax provision (benefit):
Federal	$—	$—
State	—	—
Total current income tax provision	$—	$—
Deferred income tax provision (benefit):
Federal	$—	$—
State	—	—
Total deferred income tax provision (benefit)	$—	$—
Total provision for (benefit from) income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year ended December 31,
	2021	2020
Income tax expense (benefit) at 21% federal statutory rate	$(5,723,619)	$—
Income attributable to the pre-incorporation period	50,179	—
Income attributable to nontaxable noncontrolling interest	3,318,679	—
State income tax expense (benefit), net of federal tax effect	(752,955)	—
Change in valuation allowance	2,756,486	—
Other, net	351,230	—
Total provision for (benefit from) income taxes	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss and other carryforwards	$6,243,820	$—
Investment in Stronghold LLC	3,999,780	—
Other	—	—
Total deferred tax assets	$10,243,600	$—
Valuation allowance	$(10,243,600)	$—
Net deferred tax assets	$—	$—
Net deferred tax assets (liabilities)	$—	$—
=

As of December 31, 2021 and 2020, the Company had no net deferred tax assets or deferred tax liabilities. Subsequent to the Company’s Reorganization as discussed further in Note 2 — Nature of Operations and Significant Accounting Policies, deferred taxes are provided on the difference between the Company’s basis for financial reporting purposes and basis for federal income tax purposes in its investment in Stronghold LLC. Prior to the Reorganization, Scrubgrass and Stronghold Power were structured as a limited partnership and limited liability company, respectively; therefore, the taxable income or loss of the Company was included in the income tax returns of the individual owners. Accordingly, no recognition has been given to deferred tax assets or liabilities in the Company’s financial statements for the periods prior to the Reorganization. Clearfield and Leechburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of December 31, 2021 and 2020.

As of December 31, 2021 no deferred tax asset or liability has been recorded with respect to the Company’s TRA with Q Power because an exchange that triggers amounts owed by the Company under the TRA (i.e., the redemption of Stronghold LLC Units for shares of Class A common stock or cash) has not occurred.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $27.7 million which may be carried forward indefinitely to offset future taxable income, and state net operating loss carryforwards of approximately $5.7 million expiring in 2041 if not used. The Company incurred a tax net operating loss in 2021 due principally to Stronghold LLC’s tax deductions for accelerated depreciation, in addition to pre-tax loss. As of December 31, 2021, the Company did not have any uncertain tax positions requiring recognition in the financial statements. The Company’s 2021 tax year and Clearfield’s and Leechburg’s 2018 through 2021 tax years remain open to potential examination by tax authorities.

As of December 31, 2021, the Company had a valuation allowance of approximately $10.2 million related to deferred tax assets the Company does not believe are more likely than not to be realized. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred tax assets, as required by applicable accounting standards (ASC Topic 740, Income Taxes (“ASC 740”)). Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. The Company continues to evaluate the likelihood of the utilization of its deferred tax assets, and while the valuation allowance remains in place, expects to record no deferred income tax expense or benefit. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred tax assets, the Company maintained a valuation allowance against its federal and state deferred tax assets as of December 31, 2021.
NOTE 23 - PREPAID INSURANCE
As of December 31, 2021 and 2020, the Company had an unamortized prepaid insurance balance of $6,301,701 and $0, respectively. The December 31, 2021 unamortized balance consists of $5,519,816 to cover Directors and Officers including corporate reimbursement ("D&O Policy"); and various commercial property and risk coverages totaling $781,885.

The D&O Policy was a financed premium (refer to Note 29 - Premium Financing Agreement) in the amount of $6,890,509 less a $1,378,102 down payment. The term of the policy is 12 months and expires October 19, 2022. The monthly amortization to insurance expense is $574,209 per month. The commercial property and risk coverages vary in policy term expirations and are renewable on an annual basis.

NOTE 24 - ACCRUED LIABILITIES
Other accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Other Accrued Liabilities:
Legal & Professional Fees	$1,457,727	$—
Payroll & Taxes	73,819	—
Shipping & Handling	230,779
Interest expense	79,267
Sales & Use Taxes	2,609,664	—
Upcharge penalties reserve	420,126	—
Accrued miscellaneous expenses	182,575	828
Total	$5,053,957	$828

NOTE 25 - ACQUISITION
On July 9, 2021, the Company entered into a purchase agreement, as contemplated by the Olympus LOI, with Panther Creek Reclamation Holdings, LLC ("Panther Creek Reclamation"), a subsidiary of Olympus (the "Panther Creek Acquisition"). Pursuant to the Panther Creek Acquisition, the Company acquired all of the assets of Panther Creek Power Operating LLC (“Panther Creek”), comprised primarily of a coal refuse reclamation facility with 80 MW of net electricity generation capacity located near Nesquehoning, Pennsylvania (the "Panther Creek Plant"). Stronghold Inc. completed the

Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $3.0 million in cash ($2.192 million after deducting 50% of land closing costs agreed to be split with the seller) subject to certain closing adjustments, and 1,152,000 Stronghold LLC Units, together with a corresponding number of shares of Class V common stock. Pursuant to the Redemption Right (as defined herein), each Stronghold LLC Unit, combined with a corresponding share of Class V common stock, may be redeemed for one share of Class A common stock (or cash, in certain instances).

Furthermore, on November 5, 2021, the Company entered into a Registration Rights Agreement with Panther Creek Reclamation, whereby the Company agreed to register the 1,152,000 shares of Class A common stock that may be received upon the Panther Creek Redemption. Refer to Note 16 - Non-controlling Interests for further details.

The transaction was analyzed in accordance with ASC 805 - Business Combinations to first determine whether the acquired assets constitute a business. This requires a screen test that makes a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If the assets acquired are not a business, then the reporting entity should record the transaction as an asset acquisition in accordance with ASC 805-50 (using the cost accumulation model, rather than the fair value model that applies to business combinations).

The following steps were performed to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets.

Step 1. Combine the identifiable assets into a single identifiable asset: The Company has concluded that none of the assets qualify for combination into a single identifiable asset per ASC 805-10-55-5B.

Step 2. Combine the assets into similar assets: The Company has concluded that none of the assets qualify for combination as similar assets under ASC 805-10-55-5C.

Step 3. Measure the fair value of the gross assets acquired: The Company has concluded that the gross assets acquired include any consideration transferred in excess of the fair value of the net identifiable assets acquired (i.e., goodwill in a business combination), but it does not include goodwill that results from the effects of deferred tax liabilities, cash and cash equivalents, deferred taxes, or liabilities.

Step 4. Determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets: The Company compared the fair value of the single identifiable asset (or group of similar assets) to the fair value of the gross assets acquired as follows:

Based on the above analysis, substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, the transaction does meet the screen as outlined in paragraphs 805-10-55-5A through 55-5C.

In accordance with ASC 805-10-55-5A, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired should exclude cash and cash equivalents, deferred tax assets, and goodwill resulting from the effects of deferred tax liabilities. However, the gross assets acquired should include any consideration transferred (plus the fair value of any noncontrolling interest and previously held interest, if any) in excess of the fair value of net identifiable assets acquired.

As discussed above in the screen test section of this overall analysis, the acquisition of Panther Creek by the Company does not meet the definition of a business combination, however, the Company accounted for the transaction as if it were a business combination.

The following represents the fair value of the identifiable assets and liabilities as of the acquisition date of November 2, 2021:

The purchase price allocation is as follows (in thousands):
Cash and cash equivalents	$491
Accounts receivable - trade	$831
Prepaids and other current assets	$429
Materials and supplies	$1,559
Land and Rights of Way	$1,727
Property, plant and equipment	$43,782
Accounts payable	$(2,943)
Accrued expenses	$(298)
Due to related parties	$(73)
Total identifiable assets and liabilities	$45,505
Total purchase consideration [1]	$45,505
1 The $45.5 million purchase price consideration consisted of $38.316 million fair value of 1,152,000 Series A Redeemable Preferred Units (registered for public sale), $2.192 million in cash (net of a purchase of Plant Site 50% share or $808 thousand), $501 thousand in asset retirement obligations, $218 thousand in assumed notes payable, $613 thousand in purchase related legal and professional fees, and $3.665 million related to the settlement of various existing relationship payables (partially offset by receivables).

NOTE 26 – VARIABLE PREPAID FORWARD SALES CONTRACT DERIVATIVE
On December 15, 2021, the Company entered into a Prepaid Variable Digital Asset Forward Transaction with NYDIG Trading providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (such sale, the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid SDM $7.0 million; an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021, times the 250 Bitcoins provided for sale.
On September 24, 2022, the Forward Sale will be settled and sold Bitcoin will be sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price of $7.0 million, subject to a capped final sale price of $85,500 per Bitcoin.

As a result of the embedded price floor and cap mechanisms, this transaction is considered as a compound derivative instrument which is required to be presented at fair value and is subject to remeasurement each reporting period. The Company has not formally designated this instrument as a hedge and such the changes in fair value is recorded in earnings as "changes in fair value of forward sale derivative".

To determine the fair value of the compound derivative instrument, the Company uses a Black-Scholes option pricing model to assess the combined net value of the embedded call feature and the embedded put feature. The Company will continue to update the fair value of the derivative instrument until the contract is settled. The changes in fair value will be adjusted as "changes in fair value of forward sale derivative".

As of December 31, 2021, the Company recognized a current liability of $7.1 million, which includes the prepaid portion of $7.0 million received at the transaction date; and $116.5 thousand of changes in fair value of derivatives.

NOTE 27 – INITIAL PUBLIC OFFERING
On October 19, 2021, by unanimous written consent, the Board and a newly formed Pricing Committee approved the issuance and sale by the Company of its Class A common stock, par value $.0001 per share, in an initial public offering (the "IPO") to be underwritten by a group of underwriters to be named in the underwriting agreement dated October 19, 2021, by and among the Company and B. Riley Securities, Inc. and Cowen and Company, LLC, as representatives of the other underwriters named therein (the "Underwriting Agreement"). The Board unanimously approved the issuance and sale by the Company in the IPO of up to 7,690,400 shares of Class A common stock (which includes 6,687,305 firm shares and up to 1,003,095 shares of Class A common Stock that may be issued and sold to cover over allotments, if any) through the Underwriters, for a price to the public per share of $19.00, less underwriting discounts and commissions of $1.33 per share, as more fully set forth in the Underwriting Agreement. Total net proceeds raised, after deducting underwriting discounts and commissions and estimated offering expenses, were $131.5 million.

NOTE 28 – HOSTING SERVICES AGREEMENT
On August 17, 2021, Stronghold LLC entered into a Hosting Services Agreement with Northern Data PA, LLC ("Northern Data") whereby Northern Data will construct and operate a colocation datacenter facility located on the Scrubgrass Plant (as defined below) (the "Hosting Agreement"), the primary business purpose of which will be to provide hosting services and support cryptocurrency miners. In October 2021, the final deposit owed to Northern Data was paid, and Northern Data has started delivering the 9,900 miners committed in the Hardware and Purchase Agreement dated April 14, 2021. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete. In addition, the Company has executed additional hardware agreements with Northern Data as described in Note 8 - Commitments and Contingencies - "Supplier Purchase Agreements".
Once operational, after deducting an amount equal to $0.027 per kilowatt-hour for the actual power used, 65% of all cryptocurrency revenue generated by the miners in Northern Data's pods shall be payable to the Company and 35% of all cryptocurrency revenue generated by the miners shall be payable to Northern Data or its designee.

NOTE 29 – PREMIUM FINANCING AGREEMENT
Effective October 21, 2021, the Company entered into a director and officer insurance policy with annual premiums totaling $6.9 million. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand start November 21, 2021 and end July 21, 2022. As of December 31, 2021, the unpaid balance is $4.3 million.

NOTE 30 – COVENANTS

On December 31, 2021, Equipment and WhiteHawk entered into the WhiteHawk Amendment to extend the Final MinerVa Delivery Date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. Pursuant to the WhiteHawk Amendment's covenants, WhiteHawk can accelerate payment of the loan if the revised final MinerVa delivery date is not achieved.

NOTE 31 – NON-EMPLOYEE DIRECTORS COMPENSATION POLICY

On October 19, 2021, non-employee members of the Board are eligible to receive cash and equity compensation as set forth in the Non-Employee Director Compensation Policy (this “Policy”). The cash and equity compensation described in the Policy shall be paid or be made, as applicable, to each member of the Board who is not an employee of the Company or any parent or subsidiary of the Company (each, a “Non-Employee Director”) and who may be eligible to receive such cash or equity compensation, unless such Non-Employee Director declines the receipt of such cash or equity compensation by written notice to the Company. This Policy became effective as of the date set forth above (the “Effective Date”) and shall remain in effect until it is revised or rescinded by further action of the Board.

The Company did not award any compensation to the non-employee directors during the year ended December 31, 2021. Refer to Note 32 - Subsequent Events that describes formal adoption of this plan after December 31, 2021. In anticipation of the formal adoption of this plan that requires payment of compensation in arrears, the Company has accrued $75,000 in compensation costs as of December 31, 2021 for the periods after October 19, 2021 (the eligibility date of this plan) through December 31, 2021.

NOTE 32 – SUBSEQUENT EVENTS
Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the date the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Except as disclosed in the following sections, management has not identified any items requiring recognition or disclosure.
Equipment Financing
Arctos Credit LLC (NYDIG)

On January 31, 2022, Stronghold and NYDIG ABL LLC (f/k/a Arctos Credit, LLC), amended the NYDIG Financing Agreement (the “NYDIG Amendment”) to include (i) 2,140 MicroBT WhatsMiner M30S+ miners and (ii) 2,140 MicroBT WhatsMiner M30S miners purchased by Stronghold Inc. pursuant to a purchase agreement dated December 16, 2021, totaling $12,622,816 of additional borrowing capacity. Stronghold will pay an aggregate closing fee of $504,912 to NYDIG. The NYDIG Amendment requires that the Company maintain a blocked wallet or other account for deposits of all Mined Currency.] In February 2022, the Company received the additional borrowing of $12,622,816 less the $504,912 in closing fees.
NYDIG ABL LLC

In January and February of 2022, the Company has drawn three additional tranches of the Second NYDIG Financing Agreement with NYDIG whereby NYDIG agreed to lend up to $53,952,000 (excluding debt issuance costs) . The total of these tranches are $10,664,512. Including the $18,559,488 (excluding debt issuance costs) advanced as of December 31, 2021 the total advanced against the $53,952,000 is now $29,224,000. Or a remainder of $24,728,000 not advanced as of this filing.

WhiteHawk Finance LLC

On June 30, 2021, Equipment LLC entered into the WhiteHawk Financing Agreement with WhiteHawk whereby WhiteHawk originally agreed to lend to Equipment LLC an aggregate amount not to exceed $40.0 million to finance the purchase of certain Bitcoin miners and related equipment. The WhiteHawk Financing Agreement originally contained terms requiring that the 15,000 miners being purchased pursuant to the MinerVa Purchase Agreement be delivered on or before December 31, 2021. MinerVa did not deliver all of the miners under the MinerVa Purchase Agreement by the December 31, 2021 deadline. On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. We have received around 3,200 of the miners to date. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement will be exchanged as collateral for additional miners received by us from various suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk, to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining miners will be delivered, if at all.

Non-employee Directors Compensation Policy

On January 10, 2022, the Compensation Committee formally adopted the previously approved Policy, effective October 19, 2021 (refer to Note 31 - Non-Employee Directors Compensation Policy). This policy includes the following:

–An initial equity grant of 10,000 stock options;
–An annual retainer equal to $100,000, which will be paid in fully-vested shares of our Class A common stock on a quarterly basis in arrears;

–Once a non-employee director obtains exposure to our Class A common stock of $500,000 or greater, a director may choose to receive the annual retainer in USD or any other currency (including Bitcoin); and
–Reimbursement for travel expenses and other reasonable out-of-pocket expenses.

On January 11, 2022, the Company authorized the Transfer Registrant and Registrar to issue 4,811 shares of common Class A stock to four non-employee Directors.

Asset Purchase Agreement

On January 3, 2022, the Company effected an Asset Purchase Agreement with Treis Blockchain LLC ("Seller") at an initial purchase price of $7,000,000; adjusted up or down at close based on certain miner revenue performance during a period prior to the close date, "assigned values" of agreements assumed; and certain stipulations around future Bitcoin market prices after the sales date (as described below) (the "Treis Blockchain Agreement"). The Company anticipates this purchase to qualify as an asset acquisition that also assumes all liabilities from the Seller.

As part of this agreement, the Company acquires: (a) at least 1,000 MicroBT Whatsminer M20S cryptocurrency miners with aggregate hash rate capacity equal to at least 60 petahash per second and average efficiency of better than 60 joules per terahash (the “Miners”); (b) five (5) containers, of which (i) three (3) are forty-foot containers with three 600-amp panels and Raritan PX2-5956XV power distribution units and can power 240 MicroBT Whatsminer Bitcoin miners, (ii) one (1) is a forty-foot container with two 600-amp panels and Raritan PX2-5956XV power distribution units and can power 144 MicroBT Whatsminer Bitcoin miners, and (iii) one (1) is a Digital Shovel container with five data pods and one power pod and can power 405 MicroBT Whatsminer Bitcoin miners (the “Containers”);(c) all fixtures, equipment, machinery, supplies, parts, and other inventories located in the Containers (“Inventory”); (d) all contracts (the “Assigned Contracts”) all of Seller’s rights under warranties, indemnities, and all similar rights against third parties to the extent related to any Purchased Assets; (f) all insurance benefits, including rights and proceeds, arising from or relating to the Purchased Assets or the Assumed Liabilities; and (g) all goodwill and the going concern value of the Purchased Assets as defined in the Treis Blockchain Agreement.

In the event that the average daily price of Bitcoin per Coinbase Global Inc. exceeds $100,000 for a period of at least fifteen (15) consecutive days prior to April 3, 2022, the Company shall make a one-time payment to Seller in the amount of $200,000.00 within five (5) business days of the date on which the average daily price of Bitcoin per Coinbase Global Inc. exceeds $100,000 for a fifteenth (15th) consecutive day. For the avoidance of doubt, in the event that the average daily price of Bitcoin per Coinbase Global Inc. does not exceed $100,000.00 for a period of fifteen (15) consecutive days prior to April 3, 2022, no payment shall be owed from the Company to Seller.

Northern Data
On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5/T and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date for the reasons stated below.
During the course of preparing for the IPO, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. We concluded that our internal control over financial reporting did not result in the proper classification of our outstanding shares of Class V common stock as mezzanine equity which, due to its impact on our consolidated financial statements, we determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in our controls over the accounting for mezzanine and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as mezzanine and permanent equity, did not operate effectively to appropriately apply the provisions of ASC 480-10-10- S99-3A. This material weakness resulted in the failure to prevent a material error in the accounting for mezzanine and permanent equity and the resulting restatement of our previously issued financial statements. The previous restatement to our June 30, 2021 interim balance sheet resulted in a balance sheet adjustment that reclassified the shares of Class V common stock as mezzanine equity at the maximum redemption value under the Redemption Right, net of the non-controlling equity interest. As a result, $167.7 million of permanent equity was reclassified to mezzanine equity.. The reason for the reclassification from permanent equity to mezzanine equity related to the fact that the Class V common stock, together with the corresponding Class A common units of Stronghold LLC, held by Q Power can be redeemed by Q Power and, in response to a redemption request from Q Power, can be repurchased by the Company in exchange for either shares of the Company’s Class A common stock or, at the Company’s election, cash of equivalent value. In addition, during our year-end audit, we and our independent registered public accounting firm identified deficiencies that constitute an additional material weakness in internal control over financial reporting as of and for the year ended December 31, 2021. There was a lack of cohesion between departments within the organization, reduced discipline in the accuracy of recording transactions, and a lack of review and reconciliation in areas of the accounting function. We have concluded that the Company’s internal controls over financial reporting did not timely detect material misstatements.

Remediation Plan for Material Weaknesses

Remediation generally requires making changes to how controls are designed and implemented and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. In response to the material weaknesses, we implemented, and are continuing to implement, measures designed to improve our internal control over financial reporting. These measures include formalizing our processes and internal control documentation, strengthening supervisory reviews by our financial management, hiring additional qualified accounting and finance personnel, and engaging financial consultants to enable the implementation of internal control over financial reporting. Additionally, we are implementing certain accounting systems to upgrade our existing systems and to automate certain manual processes. The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address the material weakness. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will ultimately have the intended effects.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K (this “Form 10-K”) does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

WhiteHawk Financing Amendment

On June 30, 2021, Equipment LLC entered into the WhiteHawk Financing Agreement with WhiteHawk whereby WhiteHawk originally agreed to lend to Equipment LLC an aggregate amount not to exceed $40.0 million to finance the purchase of certain Bitcoin miners and related equipment. The WhiteHawk Financing Agreement originally contained terms requiring that the 15,000 miners being purchased pursuant to the MinerVa Purchase Agreement be delivered on or before December 31, 2021. MinerVa did not deliver all of the miners under the MinerVa Purchase Agreement by the December 31, 2021 deadline. On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. We have received around 3,200 of the miners to date. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement will be exchanged as collateral for additional miners received by us from various suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk, to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining miners will be delivered, if at all.

Annual Meeting of Stockholders

Our 2022 Annual Meeting of Stockholders is currently expected to be held on June 29, 2022 (the "2022 Annual Meeting of Stockholders"). In light of public health concerns related to the COVID-19 pandemic, and to help protect the safety of our shareholders, directors, employees, and other participants, the Company's annual meeting may be conducted in a virtual-only format to the extent permitted by applicable law.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a Financial Code of Ethics which is applicable to all of our employees, including our executive officers and directors. The Financial Code of Ethics is posted on our website at www.strongholddigitalmining.com. In the event that we make any amendments to or waivers from this code, we will disclose the amendment or waiver and the reasons for such on our website.

The names of the directors and executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Report. The other information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The remaining information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the report:

(1) Financial Statements

See the table of contents under "Item 8. Financial Statements and Supplementary Data" in Part II of this Form 10-K above for the list of financial statements filed as part of this report.

(2) Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3) See Item 15(b)

(b) Exhibits:

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).

3.2	Amended and Restated Bylaws of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
4.1*	Description of the registrant's securities.
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
10.10¥
Equity Capital Contribution Agreement, dated July 9, 2021, by and among Panther Creek Reclamation Holdings, LLC, Stronghold Digital Mining Holdings LLC and Olympus Power, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.11
Amendment to Equity Capital Contribution Agreement, dated as of October 29, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.12
Second Amendment to Equity Capital Contribution Agreement, dated as of November 2, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.13¥†
Omnibus Services Agreement, dated as of November 2, 2021, by and between Stronghold Digital Mining, Inc. and Olympus Stronghold Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.14¥
Registration Rights Agreement, dated as of April 1, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.15¥
Registration Rights Agreement, dated as of May 14, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.16¥
Registration Rights Agreement, dated as of November 5, 2021, by and between Stronghold Digital Mining, Inc. and Panther Creek Reclamation Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.17#
Master Equipment Finance Agreement, dated June 25, 2021, by and between Stronghold Digital Mining LLC and Arctos Credit, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.18
Financing Agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk Finance LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.19
First Amendment to Financing Agreement, dated as of December 31, 2021, by and among Stronghold Digital Mining Equipment, LLC, WhiteHawk Finance LLC, and as consented to by each Guarantor named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on January 6, 2022).

10.20 #
First Amendment to Master Equipment Finance Agreement, dated as of January 31, 2022, by and between Stronghold Digital Mining, LLC and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 4, 2022).

10.21#*	Master Equipment Finance Agreement, dated as of December 15, 2021, by and between Stronghold Digital Mining BT, LLC and NYDIG ABL LLC.
10.22
Tax Receivable Agreement, dated as of April 1, 2021, by and among Stronghold Digital Mining, Inc., Gregory Beard, as Agent, and Q Power LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.23¥
Series A Preferred Stock Purchase Agreement, dated as of April 1, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.24¥
Series B Preferred Stock Purchase Agreement, dated as of May 14, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.25¥	Stock Purchase Warrant, dated as of June 30, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).
10.26†
Offer Letter, dated July 12, 2021, by and between Stronghold Digital Mining Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.27¥
Waste Disposal Agreement, dated February 12, 2002, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.28
Letter Amendment to the Waste Disposal Agreement, dated February 22, 2010, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.29
Letter Amendment to the Waste Disposal Agreement, dated September 9, 2014, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.30
Second Amendment to Waste Disposal Agreement, dated December 22, 2015, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.31
Third Amendment to Waste Disposal Agreement, dated January 31, 2017, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.32
Supply Agreement, dated August 14, 2015, by and between Scrubgrass Generating Company, L.P. and Coal Valley Properties, LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.33
Supply Agreement, dated August 14, 2015, by and between Scrubgrass Generating Company, L.P. and Coal Valley Properties, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.34
Supply Agreement, dated October 15, 2015, by and between Scrubgrass Generating Company, L.P. and Coal Valley Properties, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.35†
Stronghold Digital Mining, Inc. Amended and Restated 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on October 8, 2021).

10.36†
Form of Stock Option Grant Notice and Award Agreement under Stronghold Digital Mining, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on October 8, 2021).

10.37¥
Third Amended and Restated Limited Liability Company Agreement of Stronghold Digital Mining Holdings LLC, dated as of October 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).

21.1*	List of subsidiaries of Stronghold Digital Mining Inc.
23.1*	Consent of Urish Popeck, LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the Signatures page of this Form 10-K).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.
**Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement.
¥ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
# Information in this exhibit identified by brackets is confidential and has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company customarily treats as private or confidential. An unredacted copy of this exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRONGHOLD DIGITAL MINING, INC.
(Registrant)

Date: March 29, 2022	By:	/s/ Ricardo R. A. Larroudé
Ricardo R. A. Larroudé
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew C. Usdin as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory A. Beard	Chief Executive Officer, President and Co-Chairman of the Board (Principal Executive Officer)	March 29, 2022
Gregory A. Beard

/s/ Ricardo R. A. Larroudé	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2022
Ricardo R. A. Larroudé

/s/ William B. Spence	Co-Chairman of the Board	March 29, 2022
William B. Spence

/s/ Sarah P. James	Director	March 29, 2022
Sarah P. James

/s/ Thomas J. Pacchia	Director	March 29, 2022
Thomas J. Pacchia

/s/ Matthew J. Smith	Director	March 29, 2022
Matthew J. Smith

/s/ Thomas R. Trowbridge, IV	Director	March 29, 2022
Thomas R. Trowbridge, IV