Form 10-Q
period 2022-03-31
Stronghold Digital Mining, Inc.
filed 2022-05-16
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 20,034,875 shares of Class A common stock, par value $0.0001 per share, and 28,209,600 shares of Class V common stock, par value $0.0001 per share, as of May 13, 2022.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
CURRENT ASSETS
Cash	$25,480,693	$31,790,115
Digital currencies	5,104,861	7,718,221
Digital currencies restricted	8,763,725	2,699,644
Accounts receivable	1,701,331	2,111,855
Due from related party	864,625	—
Prepaid insurance	4,449,106	6,301,701
Inventory	3,552,028	3,372,254
Other current assets	698,882	661,640
Total Current Assets	50,615,251	54,655,430
EQUIPMENT DEPOSITS	98,577,594	130,999,398
PROPERTY, PLANT AND EQUIPMENT, NET	220,200,769	166,657,155
LAND	1,748,439	1,748,440
ROAD BOND	211,958	211,958
SECURITY DEPOSITS	348,888	348,888
TOTAL ASSETS	$371,702,899	$354,621,269
CURRENT LIABILITIES
Current portion of long-term debt-net of discounts/issuance fees	$76,226,400	$45,799,651
Financed insurance premiums	2,467,573	4,299,721
Forward sale contract	8,570,236	7,116,488
Accounts payable	28,239,743	28,650,659
Due to related parties	1,499,307	1,430,660
Accrued liabilities	7,357,537	5,053,957
Total Current Liabilities	124,360,796	92,351,136
LONG-TERM LIABILITIES
Asset retirement obligation	980,032	973,948
Contract liabilities	132,093	187,835
Paycheck Protection Program Loan	841,670	841,670
Long-term debt-net of discounts/issuance fees	32,063,889	18,378,841
Total Long-Term Liabilities	34,017,684	20,382,294
Total Liabilities	158,378,480	112,733,430
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common Stock - Class V, $0.0001 par value; 34,560,000 shares authorized, and 27,057,600 and 27,057,600 shares issued and outstanding, respectively	172,704,220	301,052,617
Total redeemable common stock	172,704,220	301,052,617
STOCKHOLDERS’ EQUITY / (DEFICIT)
General partners	—	—
Limited partners	—	—
Non-controlling Series A redeemable and convertible preferred stock, $0.0001 par value, aggregate liquidation value $5,000,000. 1,152,000 and 1,152,000 issued and outstanding, respectively	36,898,361	37,670,161
Common Stock – Class A, $0.0001 par value; 685,440,000 shares authorized, and 20,020,877 and 20,016,067 shares issued and outstanding, respectively	2,002	2,002
Accumulated deficits	(241,895,906)	(338,709,688)
Additional paid-in capital	245,615,742	241,872,747
Stockholders’ equity / (deficit)	40,620,199	(59,164,778)
Total	213,324,419	241,887,839
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY / (DEFICIT)	$371,702,899	$354,621,269
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended,
	Consolidated	Combined
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
OPERATING REVENUES
Energy	$8,362,801	$1,915,856
Capacity	2,044,427	687,690
Cryptocurrency hosting	67,876	555,747
Cryptocurrency mining	18,204,193	516,259
Other	20,762	122,782
Total operating revenues	28,700,059	3,798,334
OPERATING EXPENSES
Fuel	9,338,394	2,172,109
Operations and maintenance	10,520,305	1,370,688
General and administrative	11,424,231	910,876
Impairments on digital currencies	2,506,172	—
Impairments on equipment deposits	12,228,742	—
Depreciation and amortization	12,319,581	517,443
Total operating expenses	58,337,425	4,971,116
NET OPERATING LOSS	(29,637,366)	(1,172,782)
OTHER INCOME (EXPENSE)
Interest expense	(2,911,452)	(78,640)
Gain on extinguishment of PPP loan	—	638,800
Realized gain (loss) on sale of digital currencies	751,110	143,881
Realized gain (loss) on disposal of fixed asset	(44,958)	—
Changes in fair value of forward sale derivative	(483,749)	—
Waste coal credits	—	211,890
Other	20,000	17,895
Total other income / (expense)	(2,669,049)	933,826
NET LOSS	$(32,306,416)	$(238,956)
NET LOSS - attributable to non-controlling interest	$(18,897,638)
NET LOSS - Stronghold Digital Mining, Inc	$(13,408,778)
NET LOSS attributable to Class A Common Shares(1)
Basic	$(0.66)
Diluted	$(0.66)
Class A Common Shares Outstanding(1)
Basic	20,206,103
Diluted	20,206,103
_______________
1 - Basic and diluted loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 - Business Combinations for a description of the Reorganization Transactions. See Note 17 - Earnings (Loss) Per Share for the calculation of loss per share.
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ EQUITY / (DEFICIT)
March 31, 2022 and March 31, 2021

				Three Months Ended March 31, 2022
				Redeemable Preferred		Common A
	Limited Partners	General Partners		Series A Shares	Amount	Shares		Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity / (Deficit)
Balance – January 1, 2022	$—	$—		1,152,000	$37,670,161	20,016,067		$2,002	$(338,709,688)	$241,872,747	$(59,164,778)
Net losses Stronghold Digital Mining Inc.	—	—		—	—	—		—	(13,408,778)	—	(13,408,778)
Net losses attributable to non-controlling interest	—	—		—	(771,800)	—		—	(18,125,837)	—	(18,897,638)
Maximum redemption right valuation [Common V Units]	—	—		—	—	—		—	128,348,397	—	128,348,397
Shares issued to Board of Directors members	—	—	—	—	—	4,810	—	—	—	—	—
Warrants Issued and Outstanding	—	—		—	—	—		—	—	1,150,000	1,150,000
Balance – Stock-based compensation - refer to Note 13	—	—		—	—	—		—	—	2,592,995	2,592,995
Balance – March 31, 2022	$—	$—		1,152,000	$36,898,361	20,020,877		$2,002	$(241,895,906)	$245,615,742	$40,620,199

			Three Months Ended March 31, 2021
			Redeemable Preferred			Common A
	Limited Partners	General Partners	Series A Shares	Amount(1)		Common A Shares		Amount		Accumulated Deficit		Additional Paid-in Capital	Partners Deficit
Balance – January 1, 2021	$(1,221,144)	$(2,825,963)	—	—	—	—	—	$—	—	$—	—	$—	$(4,047,107)
Net losses	(71,687)	(167,269)	—	—	—	—	—	—	—	—	—	—	(238,956)
Balance – March 31, 2021	(1,292,831)	$(2,993,232)	—	$—	—	—	—	$—	—	$—		$—	$(4,286,063)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended,
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(32,306,416)	$(238,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization - PP&E	12,319,581	517,443
Forgiveness of PPP loan	—	(638,800)
Realized (gain) loss on sale of digital currency	(751,110)	(143,881)
Realized (gain) loss on disposal of fixed assets	44,958	—
Amortization of debt issuance costs	881,463	—
Stock Compensation	2,592,995	—
Impairments on digital currencies	2,506,172	—
Impairments on equipment deposits	12,228,742	—
Changes in fair value of forward sale derivative	483,749	—
(Increase) decrease in assets:
Digital currencies	(3,450,721)	(516,259)
Accounts receivable	410,525	(298,765)
Prepaid Insurance	1,852,595	—
Due from related party	(864,624)	302,973
Inventory	(179,774)	114,750
Other current assets	(37,242)	(35,782)
Increase (decrease) in liabilities:
Accounts payable	(410,916)	3,348,824
Due to related parties	68,647	319,071
Accrued liabilities	2,164,896	227,167
Contract liabilities	(55,742)	—
NET CASH PROVIDED BY (USED) OPERATING ACTIVITIES	(2,502,222)	2,957,785
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of digital currencies	12,998,410	484,387
Forward sale contract prepayment	970,000	—
Purchase of property, plant and equipment	(37,236,332)	(2,854,904)
Equipment purchase deposits- net of future commitments	(6,482,000)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29,749,922)	(2,370,517)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Payments on long-term debt	(9,282,227)	(109,364)
Payments on financed insurance premiums	(1,832,149)	—
Proceeds from promissory note	24,144,586	—
Proceeds from equipment financing agreement	12,912,512	—
Proceeds from PPP loan	—	841,670
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,942,722	732,306
NET INCREASE (DECREASE) IN CASH	(6,309,422)	1,319,574
CASH - BEGINNING OF PERIOD	31,790,115	303,187
CASH - END OF PERIOD	$25,480,693	$1,622,761
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
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
Scrubgrass had two subsidiaries: Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain waste coal material; and Leechburg Properties, Inc. (“Leechburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leechburg was a dormant entity as of March 31, 2022 and December 31, 2021.
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
Scrubgrass and Stronghold Power were under common control prior to the Reorganization date of April 1, 2021, and consolidated results reported as of December 31, 2021, and included in the consolidated results for the three months ended March 31, 2022.
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
Under the EMA, which was entered into as of January 23, 2015, DEBM agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily operations of the facility, daily marketing and managing of a certain electric generating facility located in Kennerdell, Pennsylvania, energy management, capacity management and providing market and system information. The term of the agreement was renewed through December 31, 2024, with three additional automatic renewal terms that now extends through December 31, 2027. DEBM was paid a monthly fee of $7,500 in satisfaction of its performance obligation during the term. The total revenue recognized under the EMA is 100% of the reported energy revenue and the total transaction price for the performance obligations varies depending upon market conditions and demand; such as usage and available capacities.

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

Subsequent reversal of impairment losses is not permitted. The Company accounts for its gains or losses in accordance with the first-in, first-out ("FIFO") method of accounting.
The Company performed an impairment test on its digital currencies and $2,506,172 and zero are recognized as expenses for the three months ended March 31, 2022 and three months ended March 31, 2021, respectively.
The following table presents the activities of the digital currencies for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)
Digital currencies at beginning of period	$10,417,865	$228,087
Additions of digital currencies	18,204,193	12,494,581
Realized gain (loss) on sale of digital currencies	751,110	149,858
Impairments	(2,506,172)	(1,870,274)
Proceeds from sale of digital currencies	(12,998,410)	(584,387)
Digital currencies at month ending	$13,868,586	$10,417,865
On December 15, 2021, the Company entered into a Prepaid Variable Digital Asset Forward Transaction with NYDIG Derivatives Trading LLC (“NYDIG Trading”) providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid the Company an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021. On September 24, 2022, the Sold Bitcoin will be sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price, subject to a capped final sale price of $85,500 per Bitcoin. The Company was advanced $7,000,000 and, in return, is required to pledge 250 Bitcoin as collateral. As of March 31, 2022, the Company held an aggregate amount of digital currencies that comprised of restricted and unrestricted Bitcoin of $13,868,586. Of that amount, $8,763,725 and $5,104,861 was restricted and unrestricted, respectively.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at year end. The potential risk is limited to the amount recorded in the financial statements. No further allowance was considered necessary as of March 31, 2022 and December 31, 2021.
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
The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of March 31, 2022 and December 31, 2021, there are no open energy commodity derivatives outstanding.

The Company also uses derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. This contract settles in September 2022. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value are recorded as changes in fair value of forward sale derivative as part of earnings. Refer to Note 26 – Variable Prepaid Forward Sales Contract Derivative. As of March 31, 2022, this is the only derivative contract open.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of March 31, 2022 the Company’s redeemable preferred warrants are recorded at fair value – refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants.
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
Redeemable Common Stock
Redeemable Preferred Stock
The Preferred Stock is reported as a mezzanine obligation between liabilities and stockholders’ equity due to certain redemption features being outside the control of the Company. See Note 15 – Redeemable Common Stock.
Common Stock – Class V
The Common Stock – Class V shares (as described in Note 15 – Redeemable Common Stock) is reported as a mezzanine obligation between liabilities and stockholders’ equity due to certain redemption features being outside the control of the Company.
The Company accounts for the 56.1% interest represented by the Class V common stock as mezzanine equity as a result of certain redemption rights held by the holders thereof as discussed in "Note 15 – Redeemable Common Stock." As such, the Company adjusts mezzanine equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on a third-party valuation methodology of the Company’s Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to accumulated deficits.
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption.  For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the March 31, 2022 balance sheet.
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

Since the Company has incurred a loss for the period ended March 31, 2022, basic and diluted net loss per share is the same. At December 31, 2021 there were no potential dilutive securities outstanding. See Note 17 – Earnings (Loss) Per Share.
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
Certain of Stronghold Inc.’s subsidiaries are structured as flow-through entities; and therefore the taxable income or loss of such subsidiaries is included in the income tax returns of the partners, including Stronghold Inc. Application of ASC 740 to these entities results in no recognition of federal or state income taxes at the entity level. The portion of such subsidiaries activities that are allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 at the Company.
Prior to the Reorganization
Scrubgrass and Stronghold were structured as a limited partnership and limited liability company, respectively; therefore the taxable income or loss of the Company is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying financial statements.

Two of Scrubgrass' subsidiaries, Clearfield and Leechburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leechburg are provided based on the asset and liability method of accounting pursuant to the Income Taxes Topic of FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all, of the deferred tax asset will not be realized. Clearfield and Leechburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of March 31, 2022 or December 31, 2021.

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
NOTE 3 - INVENTORIES
Inventories consist of the following components as of:

	March 31, 2022	December 31, 2021
	(unaudited)
Waste coal	$3,441,871	$3,238,383
Fuel oil	81,561	94,913
Limestone	28,596	38,958
TOTALS	$3,552,028	$3,372,254
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
In March 2022, the Company evaluated the MinerVa equipment deposits for impairment under the provisions of ASC 360, "Property, Plant and Equipment". As a result of the evaluation, the Company determined an indicator for impairment was present under ASC 360-10-35-21. The Company undertook a test for recoverability under ASC 360-10-35-29 and a further fair value analysis in accordance with ASC 820, Fair Value Measurement. The difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742, as shown in the table below.

The following table details the total equipment deposits of $98,577,594 as of March 31, 2022:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid [A]	Transferred to PP&E [B]	Impairment	Equipment Deposits
MinerVa [C]	MinerVa	15,000	Oct '21 - Sep '22	$69,387,550	—	$(15,251,383)	$(12,228,742)	$41,907,425
Cryptech	Bitmain	2,400	Nov '21 - Oct '22	12,660,000	(2,637,500)	(3,128,075)	—	6,894,425
Northern Data	MicroBT	9,900	Oct '21 - Jan '22	22,061,852	—	(21,914,773)	—	147,079
Bitmain Technologies Limited	Antminer	12,000	Apr '22 - Dec '22	75,000,000	(32,236,500)	—	—	42,763,500
Northern Data PA. LLC	WhatsMiners	4,280	Jan '22 - June '22	11,340,374	(2,835,094)	(1,640,115)	—	6,865,165
Totals		43,580		$190,449,776	$(37,709,094)	$(41,934,346)	$(12,228,742)	$98,577,594

[A] Future commitments still owed to each vendor. Refer to Note 8 – Commitments and Contingencies for further details.
[B] Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.
[C] Refer to Note 8 – Commitments and Contingencies for a $3,999,980 refund that reduced the total commitments to $69,387,550 for this vendor.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of March 31, 2022 and December 31, 2021:

	Useful Lives (Years)	March 31, 2022	Dec 31, 2021
		(unaudited)
Electric Plant	10 - 60	$66,153,985	$66,153,985
Power Transformers	8 - 30	36,426,860	7,489,472
Machinery and equipment	5 - 20	12,272,899	12,015,811
Rolling Stock	5 - 7	261,000	261,000
Cryptocurrency Machines & Powering Supplies	2 - 3	130,503,054	78,505,675
Computer hardware and software	2 - 5	154,749	56,620
Vehicles & Trailers	2 - 7	45,000	155,564
Construction in progress	Not Depreciable	20,584,993	36,067,776
Asset retirement obligation	10 - 30	580,452	580,452
		266,982,993	201,286,356
Accumulated depreciation and amortization		(46,782,225)	(34,629,200)
TOTALS		$220,200,769	$166,657,155
Construction in Progress
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $20,584,993, as of March 31, 2022, represents open contracts with a vendor that have future completion dates scheduled for the remainder of the year.

Depreciation and Amortization
Depreciation and amortization charged to operations was $12,319,581 and $517,443 for the three months ended March 31, 2022 and March 31, 2021 respectively.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		Dec 31, 2021
$66,076 loan, with interest at 5.55%, due July 2021.	$—		$3,054
$75,000 loan, with interest at 12.67%, due April 2021.	—		7,312
$499,520 loan, with interest at 2.49% due December 2023.	201,688		232,337
$499,895 loan, with interest at 2.95% due July 2023.	218,240		246,720
$212,675 loan, with interest at 6.75% due October 2022.	42,594		103,857
$517,465 loan, with interest at 4.78% due October 2024.	464,008		490,600
$431,825 loan, with interest at 7.60% due April 2024.	184,578		204,833
$6,900,000 financing agreement for insurance with interest at 3.45% due July 2022	2,467,572		4,299,721
$40,000,000 loan, with interest at 10.00% due June 2023.	25,925,153	[A]	30,734,045
$25,000,000 loan, with interest at 10.00% due March 2024.	25,000,000	[B]	—
$10,641,362 loan, with interest at 10.00% due June 2023.	6,896,973	[C]	8,176,302
$14,077,800 loan, with interest at 10.00% due June 2023.	9,124,228	[D]	10,816,694
$5,808,816 loan, with interest at 10.00% due April 2023.	5,075,444	[E]	—
$6,814,000 loan, with interest at 10.00% due October 2023.	6,214,997	[F]	—
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of March 31, 2022	14,387,200	[G]	10,790,400
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of March 31, 2022	10,790,400	[H]	7,769,088
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of March 31, 2022	10,790,400	[I]	—
	117,783,475		73,874,963
Less current portions, deferred costs, & discounts
Outstanding loan	78,693,973		50,099,372
Deferred debt issuance costs	3,757,312		2,854,787
Discounts from issuance of stock	868,680		1,042,416
Discounts from issuance of warrants	2,399,622		1,499,547
	$32,063,889		$18,378,841
[A] The WhiteHawk Promissory Note has a term of 24 months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions. On December 31, 2021, the Company amended the WhiteHawk Financing Agreement (as defined below) (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment paid an amendment fee in the amount of $250,000 to WhiteHawk Finance LLC ("WhiteHawk"). These fees are included in deferred debt issuance costs.
[B] WhiteHawk Promissory Note agreement with a term of 24 months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions. Pursuant to the WhiteHawk Second Amendment, Equipment paid an amendment fee in the amount of $275,414 and a closing fee of $500,000 to WhiteHawk. These fees are included in deferred debt issuance costs.
[C] Arctos/NYDIG Financing Agreement (as defined below) [loan #1] with a term of 24 months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions.
[D] Arctos/NYDIG Financing Agreement [loan #2] with a term of 24 months. Refer to Note 14 – Stock Issued Under Financing Agreements and Warrants for further discussions.
[E] Arctos/NYDIG Financing Agreement [loan #3] with a term of 15 months. Deferred debt issuance costs of $232,353 are amortized over the term of the loan using the straight-line method.
[F] Arctos/NYDIG Financing Agreement [loan #4] with a term of 21 months. Deferred debt issuance costs of $272,560 are amortized over the term of the loan using the straight-line method.

[G] Second NYDIG Financing Agreement with a term of 24 months. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method.
[H] Second NYDIG Financing Agreement with a term of 24 months. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method.
[I] Second NYDIG Financing Agreement with a term of 24 months. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method.
Future scheduled maturities on the outstanding borrowings for each of the next three years as of March 31, 2022 are as follows:

Years ending December 31:
2022	$70,224,149
2023	43,969,328
2024	3,589,999
$117,783,475
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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with DEBM, which amounted to approximately 100% and 100% of the Company’s energy revenues for the three months ending March 31, 2022 and 2021, respectively. DEBM accounted for 93% and 100% of the Company’s accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.
For the three months ended March 31, 2022 and 2021, the Company purchased 13% and 19% of Waste Coal from two related parties, respectively. See Note 9- Related-Party Transactions for further information.
The Company has entered into various Master Equipment Financing Agreements that have future delivery and installation timeframes for approximately 19,000 miners. There can exist a risk of not achieving the expected delivery timelines as well as the timeliness of generating guaranteed targeted terahash by each miner. This risk is not quantifiable at this time. See Note 8 – Contingencies and Commitments for further information.
NOTE 8 – CONTINGENCIES AND COMMITMENTS
Commitments:
Equipment Agreements
As discussed in Note 4, the Company has entered into various equipment contracts to purchase miners. Most of these contracts require a percentage of deposits upfront and subsequent future payments to cover the contracted purchase price of the equipment. Details of each agreement are summarized below.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa Semiconductor Corp (“MinerVa”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of March 31, 2022, there are no remaining deposits owed. In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,200 of the 15,000 miners. As a result, an impairment totaling $12,228,742, was recognized on March 31, 2022. Refer to Note 30 – Covenants, for a description of covenants referencing the anticipated final delivery timeframe of April 2022. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment.
Nowlit Solutions Corp
The Company entered into a hardware purchase and sales agreement with Nowlit Solutions Corp effective April 1, 2021. Hardware includes, but is not limited to ASIC Miners, power supply units, power distribution units and replacement fans for ASIC Miners. All hardware must be paid for in advance before being shipped to the Company. The Company made payments to this party totaling $5,657,432 in April 2021 and costs have been capitalized and reported as property and equipment. As of March 31, 2022, there are no outstanding commitments owed to this vendor.

The Company paid for two separate purchases of miners from Nowlit Solutions Corp. The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners. These miners were received and recorded as property and equipment.
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
The Company made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000 agreed to be paid in seventeen installments. There have been twelve installments totaling $6,224,500 paid before March 31, 2022; with the outstanding amount still owed under this agreement of $2,637,500 as of March 31, 2022, representing five installments remaining through September 2022:

			Remaining
		Purchase Price	$12,660,000
		April 2021 - 30%	$(3,798,000)
#	Date	After down payment	$8,862,000
1	05/01/21	$(211,000)	$8,651,000
2	06/01/21	$(211,000)	$8,440,000
3	07/01/21	$(211,000)	$8,229,000
4	08/01/21	$(211,000)	$8,018,000
5	09/01/21	$(211,000)	$7,807,000
6	10/01/21	$(738,500)	$7,068,500
7	11/01/21	$(738,500)	$6,330,000
8	12/01/21	$(738,500)	$5,591,500
9	01/01/22	$(738,500)	$4,853,000
10	02/01/22	$(738,500)	$4,114,500
11	03/01/22	$(738,500)	$3,376,000
12	04/01/22	$(738,500)	$2,637,500
13	05/01/22	$(527,500)	$2,110,000
14	06/01/22	$(527,500)	$1,582,500
15	07/01/22	$(527,500)	$1,055,000
16	08/01/22	$(527,500)	$527,500
17	09/01/22	$(527,500)	$—

On December 7, 2021, the Company entered into a Hardware Purchase and Sales Agreement (the “Cryptech Purchase Agreement”) with Cryptech Solutions, Inc to acquire 1,000 Bitmain S19a miners with a hash rate of 96 TH/s for a total purchase price of $8,592,000. As of March 31, 2022, all 1,000 Bitmain S19a miners had been paid for and received.

Bitmain Technologies Limited

On October 28, 2021, the Company entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain Technologies Limited ("Bitmain"). The first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. On October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners. During the three month period ending March 31, 2022, the Company paid installments totaling $17.4 million.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000. During the three-month period ending March 31, 2022, the Company paid three installments totaling $3,528,000.

Luxor Technology Corporation

The Company paid for three separate purchases of miners from Luxor Technology Corporation ("Luxor"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amounts of $5,357,300 and $3,633,500, respectively, for an additional 750 and 500 miners. These miners were received and recorded as property and equipment.

On November 30, 2021, the Company entered into a fourth purchase agreement with Luxor to acquire 400 Antminer T19 miners with a hash rate of 84 TH/s and 400 Antminer T19 miners with a hash rate of 88 TH/s for a total purchase price of $6,260,800. These miners were received and recorded as property and equipment.

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

On December 16, 2021, the Company entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 MicroBT WhatsMiner M30S and M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373. The outstanding amount still owed under this agreement was $2,835,094 as of March 31, 2022.

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

Arctos Credit LLC (NYDIG)

On January 31, 2022, Stronghold and NYDIG ABL LLC (f/k/a Arctos Credit, LLC), amended the NYDIG Financing Agreement (the “NYDIG Amendment”) to include (i) 2,140 MicroBT WhatsMiner M30S+ miners and (ii) 2,140 MicroBT WhatsMiner M30S miners purchased by Stronghold Inc. pursuant to a purchase agreement dated December 16, 2021, totaling $12,622,816 of additional borrowing capacity. Stronghold will pay an aggregate closing fee of $504,912 to NYDIG. The NYDIG Amendment requires that the Company maintain a blocked wallet or other account for deposits of all mined currency. In February 2022, the Company received the additional borrowing of $12,622,816 less the $504,912 in closing fees. Refer to Note 6 – Long Term Debt for further details

WhiteHawk Finance LLC

On June 30, 2021, Equipment LLC entered into an equipment financing agreement (the "WhiteHawk Equipment Financing Agreement") with WhiteHawk whereby WhiteHawk originally agreed to lend to Equipment LLC an aggregate amount not to exceed $40.0 million to finance the purchase of certain Bitcoin miners and related equipment (the "Total Advance"). The WhiteHawk Financing Agreement originally contained terms requiring that the 15,000 miners being purchased pursuant to the MinerVa Purchase Agreement be delivered on or before December 31, 2021. MinerVa did not deliver all of the miners under the MinerVa Purchase Agreement by the December 31, 2021 deadline. On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. The Company has received around 3,200 of the miners to date. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement.

Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by the Company from various suppliers and (ii) WhiteHawk agreed to lend to the Company an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek Power Operating LLC ("Panther Creek") and Scrubgrass Reclamation Company, L.P. ("Scrubgrass") each agreed to a negative pledge of the coal refuse reclamation facility with 80 MW of net electricity generation capacity of net electricity generation capacity located near Nesquehoning, Pennsylvania (the "Panther Creek Plant") and a low-cost, environmentally-beneficial coal refuse power generation facility that the Company has upgraded in Scrubgrass Township, Pennsylvania (the "Scrubgrass Plant"), respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, the Company issued a warrant to WhiteHawk, to purchase 125,000 shares of Class A common stock, subject to certain anti-dilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all.

Contingencies:

Legal Proceedings
The Company experiences litigation in the normal course of business. Management is of the opinion that none of this litigation will have a material adverse effect on the Company’s reported financial position or results of operations.

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

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. The OE has not alleged any specific instances of non-compliance by Scrubgrass. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations.

Winter v. Stronghold Digital Mining Inc., et al., U.S District Court for the Southern District of New York

Stronghold Digital Mining, Inc. (“Stronghold”) together with certain of its key personnel and the underwriters for the Company’s initial public offering, has been named in a lawsuit filed in the U.S District Court for the Southern District of New York captioned Winter v. Stronghold Digital Mining Inc., et al., alleging that the Company’s registration statement filed in connection with its initial public offering contained false or misleading statements in violation of the federal securities laws. Management believes this litigation is unlikely to have a material adverse effect on the Company's financial position.

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

For the three months ended March 31, 2022, the Company expensed approximately $303,500, which is included in fuel expense in the accompanying statement of operations. The Company owed CVS approximately $134,452 as of March 31, 2022, which is included in Due to Related Parties.
Fuel Service and Beneficial Use Agreement

The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly-owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires December 31, 2023. For the three months ended March 31, 2022, the Company expensed $379,646, which is included in fuel expense in the accompanying statement of operations. The Company owed NFS approximately $136,108 as of March 31, 2022, which is included in Due to Related Parties.

Fuel purchases under these agreements for the three months ended March 31, 2022 and March 31, 2021 are as follows:

	March 31, 2022	March 31, 2021
Coal Purchases:
Northampton Fuel Supply Company, Inc.	$953,419	$138,790
Coal Valley Sales, LLC	303,500	75,000
TOTALS	$1,256,919	$213,790

The Company had various related party agreements and transactions for the periods prior to the date of reorganization on April 1, 2021.
Fuel Management Agreement

Panther Creek Fuel Services. LLC

Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The amount expensed for the three months ended March 31, 2022, was $398,769, of which $76,582 was included in Due to Related Parties.

Scrubgrass Fuel Services, LLC

Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The amount expensed for the three months ended March 31, 2022, was $96,624, of which $20,276 was included in Due to Related Parties.

O&M Agreements

Olympus Power LLC

On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services

Agreement. The amount expensed for the three months ended March 31, 2022 was $228,598 (excluding the one-time mobilization fee of $150,000 that has been deferred until 2022 for payment).

Panther Creek Energy Services LLC

Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also pays a management fee of $175,000 per operating year, which is payable monthly and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three months ended March 31, 2022 was $887,824 of which $192,840 was included in Due to Related Parties. In connection with the equity contribution agreement entered into on July 9, 2021 (the "Equity Contribution Agreement"), the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

Scrubgrass Energy Services, LLC

Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services, LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also pays a management fee of $175,000 per operating year, which is payable monthly and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three months ended March 31, 2022 was $857,913 of which $236,715 was included in Due to Related Parties. In connection with the Equity Contribution Agreement entered into on July 9, 2021, the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Scrubgrass Amended O&M Agreement”) with Scrubgrass Energy Services LLC. Under the Scrubgrass Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Scrubgrass Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

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
The Company has made total payments of $150,000 for the three months ended March 31, 2022.

Amounts due to related parties as of:

	March 31, 2022	December 31, 2021
Payables:
Coal Valley Properties, LLC	$134,452	$134,452
Q Power LLC	500,000	500,000
Coal Valley Sales, LLC	202,333	202,333
Panther Creek Energy Services	192,840	94,434
Panther Creek Fuel Services	76,582	47,967
Northampton Generating Co LP	136,108	321,738
Olympus Services LLC	—	129,735
Scrubgrass Energy Services	236,715	—
Scrubgrass Fuel Services	20,276	—
TOTALS	$1,499,306	$1,430,659

The company paid $69,000 to Beard Aviation LLC for various company-related business trips for the year ended December 31, 2021. No amounts were paid for the three months ending March 31, 2022. Beard Aviation LLC is owned by Greg Beard, the Chief Executive Officer (“CEO”) of Stronghold Inc.
NOTE 10 – PAYCHECK PROTECTION PROGRAM LOAN, ECONOMIC INJURY DISASTER LOAN
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
NOTE 11 – COVID-19
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
NOTE 12 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. Our CEO is the primary decision-maker. The Company functions in two operating segments about which separate financial information is available as follows:

Reportable segment results for the three months ending March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended,
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Operating Revenues
Energy Operations	$10,427,989	$2,726,328
Cryptocurrency Operations	18,272,070	1,072,006
Total Operating Revenues	$28,700,059	$3,798,334
Net Operating Income/(Loss)
Energy Operations	$(11,505,165)	$(1,419,137)
Cryptocurrency Operations	(18,132,201)	246,355
Net Operating Income/(Loss)	$(29,637,366)	$(1,172,782)
Other Income, net (a)	$(2,669,049)	$933,826
Net Income/(Loss)	$(32,306,416)	$(238,956)
Depreciation and Amortization
Energy Operations	$(1,256,101)	$(143,634)
Cryptocurrency Operations	(11,063,480)	(373,809)
Total Depreciation & Amortization	$(12,319,581)	$(517,443)
Interest Expense
Energy Operations	$(31,522)	$(38,266)
Cryptocurrency Operations	(2,879,930)	(40,374)
Total Interest Expense	$(2,911,452)	$(78,640)
(a)The Company does not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to consolidated statement of operations for the three months ended March 31, 2022 and 2021 for further details.

Assets, at March 31, 2022, by energy operations and cryptocurrency operations totaled $57,557,040 and $314,145,859, respectively. Assets at March 31, 2021, by energy operations and cryptocurrency operations totaled $8,678,236 and $4,439,449, respectively.

	March 31, 2022			March 31, 2021
	Energy Operations	Cryptocurrency Operations	Total	Energy Operations	Cryptocurrency Operations	Total
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Cash	$745,066	$24,735,627	$25,480,693	$1,008,881	$613,881	$1,622,762
Cryptocurrencies	—	5,104,861	5,104,861	—	403,840	403,840
Cryptocurrencies - Restricted	—	8,763,725	8,763,725	—	—	—
Accounts receivable	1,695,647	5,684	1,701,331	144,519	220,146	364,665
Due from related party	864,625	—	864,625	—	—	—
Prepaid Insurance	—	4,449,106	4,449,106	—	—	—
Inventory	3,552,028	—	3,552,028	282,142	—	282,142
Other current assets	633,428	65,454	698,882	65,621	35,001	100,622
Security Deposits	227,368	121,520	348,888	—	—	—
Equipment Deposits	—	98,577,594	98,577,594	—	—	—
Property, plant and equipment, net	47,899,920	172,300,849	220,200,769	7,177,074	2,981,337	10,158,411
Land	1,727,000	21,439	1,748,439	—	—	—
Bonds	211,958	—	211,958	—	185,245	185,245
	$57,557,040	$314,145,859	$371,702,899	$8,678,236	$4,439,449	$13,117,685
NOTE 13 – STOCK-BASED COMPENSATION
On October 19, 2021, the board of directors of the Company (the "Board") and the stockholders of the Company approved a new long-term incentive plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, RSUs, dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including the Company's named executive officers, with those of its stockholders. The New LTIP reserved 4,752,000 shares of Class A common stock that may be issued or used for reference purposes or with respect to which awards may be granted. In addition, pursuant to the New LTIP, the 313,517 remaining shares of Class A common stock under the prior long-term incentive plan that was effective April 28, 2021, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. As of the effective date of the New LTIP, the Company now grants all equity-based awards under the New LTIP.

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

The RSUs are subject to restrictions on transferability, risk of forfeiture and other restrictions imposed by the Compensation Committee of the Board (the "Compensation Committee"). Settlement of vested RSUs will occur upon vesting or upon expiration of the deferral period specified for such RSUs by the Compensation Committee (or, if permitted by the Compensation Committee, as elected by the Participant). RSUs may be settled in cash or a number of shares of stock (or a combination of the two), as determined by the Compensation Committee at the date of grant or thereafter. As of

March 31, 2022, 80,662 RSUs were awarded to eleven employees with a weighted average grant date fair market value of $21.37 that vest over ten years.
Stock-Based Compensation

Stock compensation expense was $2,592,995 and $0 for the three months ended March 31, 2022 and 2021; respectively. There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at March 31, 2022. The Company recognized total stock-based compensation expense during the three months ended March 31, 2022 and 2021, from the following categories:

	March 31, 2022	March 31, 2021
Restricted stock awards under the Plan	$338,682	$—
Stock option awards under the Plan	2,254,313	—
Total stock-based compensation	$2,592,995	$—

Incentive Plan Stock Options

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2022 using the Black-Scholes method.

March 31, 2022
Weighted-average fair value of options granted	$11.40
Expected volatility	126.40%
Expected life (in years)	5.81
Risk-free interest rate	1.59%
Expected dividend yield	0.00%
Expected Volatility – The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
Expected Term – The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.
Risk-Free Interest Rate – The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend – The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

The Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update 2016-09.
As of March 31, 2022, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations was approximately $20,677,113 and the weighted-average period over which these awards are expected to be recognized is 2.27 years.

There were 3,462,116 outstanding shares as of March 31, 2022. The following table summarizes the stock option activity (as adjusted) under the plans for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,379,083	$8.91	9.61	$30,906
Granted	83,032	$11.77	$—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	—	$—	—	$—
Outstanding at March 31, 2022	3,462,116	$8.98	9.37	$31,428
Shares vested and expected to vest	3,462,116	$8.98	9.37	$31,428
Exercisable as of March 31, 2022	682,588	$8.66	9.34	$6,416
Exercisable as of March 31, 2021	—	$—	—	$—
RSU Awards
A summary of the Company's RSU activity in the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	60,737	$24.33
Vested	(4,810)	$11.18
Granted	24,735	$12.13
Forfeited	—	$—
Unvested at March 31, 2022	80,662	$21.37
The value of RSU grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods. As of March 31, 2022, there was approximately $1,266,374 of unrecognized compensation cost related to unvested RSU rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.89 years.
NOTE 14 – STOCK ISSUED UNDER MASTER FINANCING AGREEMENTS AND WARRANTS
Stock Issued as part of an Equipment Financing Agreement
Arctos Credit LLC (NYDIG)
On June 25, 2021, SDM (i.e. "the Company") entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement”). As part of this agreement, NYDIG was issued a total of 126,274 shares of common stock of Stronghold Inc. The effective date of this issuance was as of the commencement date of the agreement. On July 2, 2021, the Company received two separate loans, against the $34,481,700, totaling $24,157,178 (net of debt issuance fees). The loans each have a maturity date of July 23, 2023, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum.

As of March 31, 2022, the fair value at the date of issuance (i.e.- June 25, 2021) of the 126,274 common shares or $1,389,888 is presented on the balance sheet as debt discounts that offset the net proceeds of the loans; and is being amortized using the straight-line method over the terms of the loans (refer to Note 6 – Long-Term Debt for further details). For the three months ended March 31, 2022, the Company recorded amortized costs in the amount of $173,736 related to the stock issued debt discounts. That amount is included in interest expense.

In addition, the agreement stipulates a "Standby Fee" if, prior to August 15, 2021, the Company has failed to take advances from NYDIG equal to the total agreement amount of $34,481,700. The Standby Fee is calculated as 1.75% times the remaining principal that has not been borrowed; or $10,256,922 as of March 31, 2022. As a result, the Company has paid a total Standby Fee of $208,816 during the three months ended March 31, 2022. That amount is included in interest expense.
MinerVa Semiconductor Corp
As discussed in Note 8 – Contingencies and Commitments, the Company on April 2, 2021, entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment with a total terahash to be delivered equal to 1.5 million terahash (total terahash). In the exchange for the delivery of the total terahash, MinerVa will be granted 443,848 shares of Stronghold Inc. As discussed in Note 8, not all miners have been delivered but the Company is committed to take all future deliveries. The final delivery is after March 31, 2022; thus, the shares are deemed as not yet issued as of March 31, 2022.
Warrants
WhiteHawk Finance LLC
On June 30, 2021, Equipment LLC entered into a $40,000,000 promissory note (the “WhiteHawk Promissory Note”) with White-Hawk Finance LLC (the “Lender” or “WhiteHawk”). The note has a maturity date of June 23, 2023, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On March 31, 2022, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC issued 181,705 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.
The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.
The fair value for the warrants, as of the issuance date, is $1,999,396 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $40,000,000 are allocated to the WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the three months ended March 31, 2022, the Company has recorded amortized debt discount, related to the warrants, in the amount of $249,925, which is included in interest expenses.

On March 28, 2022, Equipment LLC entered into a $25,000,000 promissory note (the “Second WhiteHawk Promissory Note”) with White-Hawk Finance LLC (the “Lender” or “WhiteHawk”). The note has a maturity date of March 31, 2024, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On March 28, 2022, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC issued 125,000 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.

The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.

The fair value for the warrants, as of the issuance date, is $1,150,000 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $25,000,000 are allocated to the Second WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the three months ended March 31, 2022, the Company had not recorded any amortized debt discount, related to the warrants.
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
Series A
The following are the Black-Scholes input assumptions for the 97,920 Series A warrants; and the changes in fair values as of April 1, 2021 (date of issuance) and October 19, 2021 respectively:

	As of		Changes in Fair Value Inputs
	April 1, 2021	October 19, 2021
Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.83	4.83	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$631,897	$1,628,311	$996,414
On April 1, 2021, the Company recorded a liability of $631,897, and as a debt issuance cost against the Preferred Shares. As of March 31, 2022, the fair value of this liability is $0.
Series B
The following are the Black-Scholes input assumptions for the 18,170 Series B warrants; and the changes in fair values as of May 14, 2021 (date of issuance) and October 19, 2021 respectively:

	As of		Changes in Fair Value Inputs
	May 14, 2021	October 19, 2021

Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.8	4.8	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$148,575	$295,970	$147,395
On May 14, 2021, the Company recorded a liability of $148,575, and as a debt issuance cost against the Mezzanine Equity (see Note 15 – Redeemable Common Stock). As of March 31, 2022, the fair value of this liability is zero.

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

On October 22, 2021 (the closing date of the IPO), the net proceeds from the 9,792,000 shares of the Series A Preferred Stock and the 1,816,994 shares of the Series B Preferred Stock were converted to shares of Class A common stock on a one-for-one share basis at a par value of $0.0001 per share. As of March 31, 2022, these shares are no longer reported as redeemable common stock.
The following is a summary of the Series A and Series B valuations:

	Series A	Series B
Proceeds	$85,000,000	$20,000,305
Transaction Fees:
B. Riley Securities	(5,100,000)	(1,200,000)
Legal and Filing Fees	(1,226,990)	(408,997)
Debt issuance costs pertaining to stock registration warrants - refer to Note 14	(631,897)	(148,575)
Total net mezzanine equity	$78,041,113	$18,242,733
Conversion to common Class A shares	$(78,041,113)	$(18,242,733)
Remaining in net mezzanine equity	$—	$—
_______________
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
Common Stock – Class V represents 56.1% ownership of Stronghold LLC. where the original owners of Q Power have economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.

The Company classifies shares of Class V common stock held by Q Power as redeemable common stock based on its assessment of (i) the right (the “Redemption Right”) to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, (x) shares of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (y) an approximately equivalent amount of cash as determined pursuant to the Stronghold LLC Agreement of Q Power, and (ii) the right (the “Call Right”), for administrative convenience, to acquire each tendered Stronghold LLC Unit directly from the redeeming Stronghold Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an approximately equivalent amount of cash as determined pursuant to the terms of the Stronghold LLC Agreement of the Company pursuant to ASC 480-10-S99-3A. For each share of class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption. For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the balance sheet.
Common Stock – Class V is classified as redeemable common stock in the unaudited condensed consolidated balance sheet as, pursuant to the Stronghold LLC Agreement, the Redemption Rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors that determine whether to make a cash payment upon a Stronghold LLC Unit Holder’s exercise of its Redemption Right. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of March 31, 2022.
The Company recorded redeemable common stock as presented in the table below:

	Non- controlling Interest(1)	Series A		Series B		Common - Class V
		Preferred Shares	Amount	Preferred Shares	Amount	Shares	Amount	Total
Balance - December 31, 2021	$—			—	$—	27,057,600	$301,052,617	$301,052,617
Net loss - January 1 to March 31, 2022							(18,125,837)	(18,125,837)
Maximum redemption right valuation							(110,222,560)	(110,222,560)
Balance- March 31, 2022	$—	—	$—	—	$—	27,057,600	$172,704,220	$172,704,220
_______________
1Refer to Note 16 – Non-controlling Interest for further discussions
NOTE 16 – NON-CONTROLLING INTEREST
The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a non-controlling interest representing the Common Units of Stronghold LLC held by Q Power. Changes in the Company’s ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as mezzanine equity transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest. Refer to Note 15 – Redeemable Common Stock that describes the Redemption Rights of the non-controlling interest.

Common Stock – Class V represents 56.1% ownership of Stronghold LLC, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares.

The following summarizes the mezzanine equity adjustments pertaining to the non-controlling interest from April 1, 2021 through March 31, 2022:

Temporary Equity Adjustments
Balance- April 1, 2021 (1)	$(2,877,584)

Net losses for the three months ended June 30, 2021	(2,235,219)
Maximum redemption right valuation (2)	172,774,052
Balance- June 30, 2021	$167,661,249
Net losses for the three months ended September 30, 2021	(4,328,460)
Adjustment of mezzanine equity to redemption amount (3)	79,669,600
Balance- September 30, 2021	$243,002,389
Net losses for the three months ended December 31, 2021	(8,594,196)
Adjustment of temporary equity to redemption amount (4)	66,644,424
Balance- December 31, 2021	$301,052,617
Net losses for the three months ended March 31, 2022	(18,125,837)
Adjustment of temporary equity to redemption amount (5)	(110,222,560)
Balance- March 31, 2022	$172,704,220
1 As of the date of reorganization- refer to Note 1
[2] Based on 27,057,600 Common Class V shares outstanding at $6.39 issuance price as of April 1, 2021
[3] Based on 27,057,600 Common Class V shares outstanding at $9.33 fair valuation price as of September 30, 2021
[4] Based on 27,057,600 Common Class V shares outstanding at $11.99 fair valuation price as of December 31, 2021, using a 10-day variable weighted average price ("VWAP") of trading dates; including the closing date

5 Based on 27,057,600 Common Class V shares outstanding at $7.72 fair valuation price as of March 31, 2022, using a 10-day variable weighted average price ("VWAP") of trading dates; including the closing date

Common Units
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

Common Units represent 2.4% ownership of Stronghold LLC, where the original owners of Olympus Power LLC have economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares.

Changes in the Company's ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as permanent equity. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest.

The following summarizes the permanent equity adjustments pertaining to the non-controlling interest from November 2, 2021 (date of issuance) through March 31, 2022:

Permanent Equity Adjustments
Balance- November 2, 2021 (1)	$38,315,520
Net losses	(645,359)
Balance- December 31, 2021	$37,670,161
Net losses	(771,800)
Balance- March 31, 2022	$36,898,361
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Numerator
Net Loss (1)	$(32,306,416)
Less: net losses attributable to non-controlling interests	$(18,897,638)
Net loss attributable to Class A common shareholders	$(13,408,778)
Denominator
Weighted average shares of Class A common shares outstanding	20,206,103
Basic net loss per share	$(0.66)
__________________
(1)Basic and diluted earnings per share of Class A common stock is presented for the period from January 1, 2022 to March 31, 2022.

Securities that could potentially dilute losses per share in the future that were not included in the computation of diluted loss per share at March 31, 2022 because their inclusion would be anti-dilutive are as follows:

March 31, 2022
Series A preferred units not yet exchanged for Common A shares	1,152,000
Class V common shares not yet exchanged for Class A common shares	27,057,600
Total	28,209,600
NOTE 18 – RENEWABLE ENERGY CREDITS
Starting late in 2021 and for the three months ended March 31, 2022, the Company has significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative periods ended March 31, 2021. As a result, the Company's usage of coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, significantly increased. DEBM acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized based on this open market measured by consumer demands. The Company records an offset to fuel costs when RECs are sold to third parties.
RECs offset against the costs of fuel operating costs were $532,270 and $203,500 for the three months ended March 31, 2022 and March 31, 2021 respectively.

NOTE 19 – ASPEN INTEREST (“OLYMPUS”) BUYOUT
On April 1, 2021, Stronghold Inc., using in part 576,000 shares of newly issued Series A Preferred Stock and in part proceeds from the Series A Private Placement, acquired the Aspen Interest.
The total consideration was a combination of the newly issued Series A Preferred Stock valued at the issuance price of $8.68 per share or $5,000,000; plus an additional $2,000,000 in cash. A total of $7,000,000 is treated as a buyout of the Partners’ Deficits of the Limited Partner (i.e., Aspen Interest) as of April 1, 2021.
The Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net losses - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	(1,408,471)
NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplementary cash flows disclosures as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Equipment financed with debt	$30,750,688	$822,526
Interest Paid	$837,174	$78,640
Supplementary non-cash financing activities as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Issued as part of equipment debt financing:
Warrants- WhiteHawk	$1,150,000	$—
Total	$1,150,000	$—
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

NOTE 22 – PROVISIONS FOR INCOME TAXES

The provision for income taxes for the three months ended March 31, 2022 was zero, resulting in an effective income tax rate of zero. The provisions for income taxes for the twelve months ended December 31, 2021 and three months ended March 31, 2021 were also zero, resulting in effective income tax rates of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three months ended March 31, 2022 is primarily due to pre-tax loss attributable to the non-controlling interest and due to maintaining a valuation allowance against the Company’s deferred tax assets. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the twelve months ended December 31, 2021 was primarily due to pre-tax losses attributable to the non-controlling interest and to the period prior to the Reorganization (i.e., prior to the incorporation of Stronghold Inc.), and due to maintaining a valuation allowance against the Company’s deferred tax assets. Prior to the Reorganization, Scrubgrass and Stronghold

Power were pass-through or disregarded entities for income tax purposes such that any taxable income or loss was included in the income tax returns of their owners. Accordingly, no income tax provision was recorded in the Company’s financial statements for the three months ended March 31, 2021.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred tax assets, as required by applicable accounting standards (ASC Topic 740, Income Taxes (“ASC 740”)). In light of the criteria under ASC 740 for recognizing the tax benefit of deferred tax assets, the Company maintained a valuation allowance against its federal and state deferred tax assets as of December 31, 2021 and through March 31, 2022.

NOTE 23 - PREPAID INSURANCE

As of March 31, 2022 and 2021, the Company had an unamortized prepaid insurance balance of $4,449,106 and zero, respectively. The March 31, 2022 unamortized balance consists of $3,797,189 to cover directors and officers including corporate reimbursement (the "D&O Policy"); and various commercial property and risk coverages totaling $651,917.

The D&O Policy was a financed premium (refer to Note 29 – Premium Financing Agreement) in the amount of $6,890,509 less a $1,378,102 down payment. The term of the policy is 12 months and expires October 19, 2022. The monthly amortization to insurance expense is $574,209 per month. The commercial property and risk coverages vary in policy term expirations and are renewable on an annual basis.

NOTE 24 - ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Legal & Professional Fees	534,583	1,457,727
Payroll & Taxes	—	73,819
Shipping & Handling	82,449	230,779
Interest expense	800,413	79,267
Sales & Use Taxes	4,529,524	2,609,664
Upcharge penalties reserve	420,126	420,126
Prepaid Insurance	8,075	—
Rent & Taxes	29,340	—
Accrued miscellaneous expenses	94,990	182,575
Fuel	101,167	—
Lease expense[1]	756,870	—
Total	$7,357,537	$5,053,957
1 Lease expense includes the profit shared in accordance with our Hosting Services Agreement discussed in "Note 28 - Hosting Services Agreement". Lease expense is recorded in Operations and maintenance expense on the consolidated statements of operations.

NOTE 25 - ACQUISITION

On July 9, 2021, the Company entered into a purchase agreement, as contemplated by the letter of intent with Olympus, with Panther Creek Reclamation Holdings, LLC ("Panther Creek Reclamation"), a subsidiary of Olympus (the "Panther Creek Acquisition"). Pursuant to the Panther Creek Acquisition, the Company acquired all of the assets of Panther Creek, comprised primarily of the Panther Creek Plant. Stronghold Inc. completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $3.0 million in cash ($2.192 million after deducting 50% of land closing costs agreed to be split with the seller) subject to certain closing adjustments, and 1,152,000 Stronghold LLC Units, together with a corresponding number of shares of Class V common stock. Pursuant to the

Redemption Right (as defined herein), each Stronghold LLC Unit, combined with a corresponding share of Class V common stock, may be redeemed for one share of Class A common stock (or cash, in certain instances).

Furthermore, on November 5, 2021, the Company entered into a Registration Rights Agreement with Panther Creek Reclamation, whereby the Company agreed to register the 1,152,000 shares of Class A common stock that may be received upon a redemption by Panther Creek. Refer to Note 16 – Non-controlling Interests for further details.

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

Step 4. Determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets: The Company compared the fair value of the single identifiable asset (or group of similar assets) to the fair value of the gross assets acquired.

Based on the above analysis, substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. As a result, the transaction does meet the screen as outlined in paragraphs 805-10-55-5A through 55-5C and treated as asset acquisition.

As discussed above in the screen test section of this overall analysis, the Panther Creek Acquisition by the Company does not meet the definition of a business combination.

The following represents the fair value of the identifiable assets and liabilities as of the acquisition date of November 2, 2021:

The purchase price allocation is as follows (in thousands):
Cash and cash equivalents	$491
Accounts receivable - trade	831
Prepaids and other current assets	429
Materials and supplies	1,559
Land and Rights of Way	1,727
Property, plant and equipment	43,782
Accounts payable	(2,943)
Accrued expenses	(298)
Due to related parties	(73)
Total identifiable assets and liabilities	45,505
Total purchase consideration [1]	$45,505

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

NOTE 26 – VARIABLE PREPAID FORWARD SALES CONTRACT DERIVATIVE

On December 15, 2021, the Company entered into a Forward Sale with NYDIG Trading providing for the sale of the Sold Bitcoin at a floor price of $28,000 per Bitcoin. Pursuant to the Forward Sale, NYDIG Trading paid the Company the Initial Sale Price on December 16, 2021, times the 250 Bitcoin provided for sale.
On September 24, 2022, the Forward Sale will be settled and sold Bitcoin will be sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price of $7.0 million, subject to a capped final sale price of $85,500 per Bitcoin.

On March 16, 2022, the Company executed additional option transactions. The net effect of those transactions was to adjust the capped final sale price to $50,000 from $85,500 per Bitcoin, resulting in approximately $1.0 million of proceeds to the Company.
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
As of March 31, 2022, the Company recognized a current liability of $8.57 million, which includes the prepaid portion of $7.97 million received at the transaction date; and $600.2 thousand of changes in fair value of derivatives.

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
We undertook an analysis of the accounting impacts under the FASB ASC 2016-02, Leases or ASC 842. We determined the arrangement with Northern Data meets the definition of a lease under ASC 842 and also determined the proper accounting for this lease. Based on our analysis and the quoted guidance, we will record lease expense related to the variable payments for Northern Data's profit share as Bitcoins are mined each period.
Once operational, after deducting an amount equal to $0.027 per kilowatt-hour for the actual power used, 65% of all cryptocurrency revenue generated by the miners in Northern Data's pods shall be payable to the Company and 35% of all cryptocurrency revenue generated by the miners shall be payable to Northern Data or its designee and recorded as lease expense.

NOTE 29 – PREMIUM FINANCING AGREEMENT

Effective October 21, 2021, the Company entered into a director and officer insurance policy with annual premiums totaling $6.9 million. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $0.6 million started November 21, 2021 and end July 21, 2022. As of March 31, 2022, the unpaid balance is $2,467,572.

NOTE 30 – COVENANTS

On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the Final MinerVa Delivery Date (as defined therein) from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. Pursuant to the WhiteHawk Amendment's covenants, WhiteHawk can accelerate payment of the loan if the revised final MinerVa delivery date is not achieved.

On March 28, 2022, Equipment LLC and WhiteHawk entered into the WhiteHawk Second Amendment to remove all MinerVa miners from the collateral package in exchange for other miners and to increase the total advance by an additional $25 million.

NOTE 31 – NON-EMPLOYEE DIRECTORS COMPENSATION POLICY

On October 19, 2021, non-employee members of the Board are eligible to receive cash and equity compensation as set forth in the Non-Employee Director Compensation Policy (the “Policy”). The cash and equity compensation described in the Policy shall be paid or be made, as applicable, to each member of the Board who is not an employee of the Company or any parent or subsidiary of the Company (each, a “Non-Employee Director”) and who may be eligible to receive such cash or equity compensation, unless such Non-Employee Director declines the receipt of such cash or equity compensation by written notice to the Company. The Policy became effective as of the date set forth above (the “Effective Date”) and shall remain in effect until it is revised or rescinded by further action of the Board.
The Company paid compensation to the non-employee directors totaling $211,473 during the three months ended March 31, 2022, but this amount was reduced to a net $136,473 after reversing the December 31, 2021 accrual.
This plan requires payment of compensation in arrears, so the Company accrued $75,000 in compensation costs as of December 31, 2021 for the periods after October 19, 2021 (the eligibility date of this plan) through December 31, 2021. In the quarter ended March 31, 2022, the Company paid the $75,000 accrued as of December 31, 2021.

NOTE 32 – SUBSEQUENT EVENTS
Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the date the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Except as disclosed in the following sections, management has not identified any items requiring recognition or disclosure
McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs Scrubgrass generating Company, L.P.

On May 9, 2022, an award in the amount of $5.0 million plus interest computed as of May 15, 2022 in the amount of $0.8 million was issued in favor of the McClymonds Supply & Transit Company, Inc. in the previously disclosed dispute over a trucking contract between the claimant and our subsidiary. The two managing members of Q Power, LLC, our primary Class V shareholder, have agreed to pay the full amount of the award such that there will be no effect on the financial condition of the Company.
Switchgear Outage

On April 20, 2022, a switchgear failed at the Panther Creek data center resulting in 10 days without any mining at that location. The Scrubgrass data center was unaffected by the switchgear failure. The Panther Creek data center was operating at approximately 1.2 exahash (1.2 million terahash) prior to the outage. Panther Creek Energy Operations sold energy to the grid, in lieu of mining, until a replacement part was received, and normal mining operations resumed early on April 30, 2022. Management estimates the lost mining associated with the outage to be approximately 55 Bitcoin, or approximately $2.2 million of cryptocurrency mining revenue, which was partially mitigated by energy revenue of $0.8 million from selling to the grid, a net impact of $1.4 million. Management has assessed critical spare parts and long lead time parts. Procured parts will be held in inventory to mitigate the length of forced outages associated with the facilities power distribution system.
Equity Award

On April 28 and April 29, 2022, the Company granted approximately 1,182,867 restricted stock units subject to various vesting provisions to employees of the Company.

2022 Private Placement

On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to Purchasers, and Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were offered and sold in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder for aggregate consideration of $27.0 million.

In connection with the 2022 Private Placement, the Company undertook to negotiate with the Purchasers, and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the 2022 Private Placement, the terms of a new series of preferred stock (the “Series C Preferred Stock”).

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022 (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

Miner Sales Agreement

On May 13, 2022 and May 15, 2022, the Company entered into multiple Miner Sales Agreements with multiple buyers. The Company has previously disclosed its effort to optimize its bitcoin miner fleet and recently sold 2,600 miners (approximately 332 petahash) for $16.9 million. While the Company expects to recognize a loss of approximately $7.0 million on these miners during the second quarter of 2022, these sales are justified by the Company's priorities of liquidity and improved returns over growth. The buyers will pay the Company $9.9 million up front and take over the remaining installment payments upon transfer of the contract, relieving the Company of the outstanding purchase obligation.

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
Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).
Forward-looking statements may include statements about:
•the hybrid nature of our business model, which is highly dependent on the price of Bitcoin;
•our dependence on the level of demand and financial performance of the crypto asset industry;
•our ability to manage our growth, business, financial results and results of operations;
•uncertainty regarding our evolving business model;
•our ability to raise capital to fund our business growth;
•our ability to maintain sufficient liquidity to fund operations, growth and acquisitions;
•our substantial indebtedness and its effect on our results of operations and our financial condition;
•uncertainty regarding the outcomes of any investigations or proceedings;
•our ability to retain management and key personnel and the integration of new management;
•our ability to enter into purchase agreements, acquisitions and financing transactions;
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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, the COVID-19 pandemic and the other risks described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2022, and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2022 (the "2021 Form 10-K") and this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

Overview
We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly own and operate two low-cost, environmentally-beneficial coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and currently has the capacity to generate approximately 83.5 megawatts ("MW") of electricity (the "Scrubgrass Plant") and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November of 2021 and which has the capacity to generate approximately 80 megawatts (“MW”) of electricity (the "Panther Creek Plant"), each of which is as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. Owning our own source of power helps us to produce Bitcoin at one of the lowest prices among our publicly traded peers. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Bitcoin Mining Growth
During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. We have been expanding our mining operations since such date. As of March 31, 2022, we received approximately 26 thousand cryptocurrency mining computers (known as “miners”) with hash rate capacity of approximately 2.4 exahash. As of March 31, 2022, we had entered into definitive agreements with multiple suppliers to deliver approximately 19 thousand additional miners with capacity of approximately 1.8 exahash through the end of 2022. We intend to house our miners at the Scrubgrass Plant and the Panther Creek Plant.

Acquisitions
On March 3, 2021, Stronghold Digital Mining LLC (“SDM”) entered into a non-binding letter of intent (the “Olympus LOI”) with Olympus Power, LLC (together with its affiliates, "Olympus")for the purchase of (i) the ownership interest in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”) held by Aspen Scrubgrass Participant, LLC (the “Aspen Interest”), (ii) the Panther Creek Plant, and (iii) the Third Plant.
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
On May 13, 2022, we entered into a purchase order to transfer the Second Bitmain Purchase Agreement for 1,800 Bitmain Antminer S19 XP miners (the "Bitmain Sale") to Cryptech Solutions, Inc. ("Cryptech") for a total value of $12,600,000, including a $5,638,500 payment to the Company.
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

Cryptech Purchase Agreement

On December 7, 2021, we entered into a Hardware Purchase and Sales Agreement (the “Cryptech Purchase Agreement”) with Cryptech to acquire 1,000 Bitmain S19a miners with a hash rate of 96 TH/s for a total purchase price of $8,592,000. Pursuant to the Cryptech Purchase Agreement, all hardware will be paid for in advance of being shipped to the Company.

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
China’s Crackdown on Bitcoin Mining
In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading. Following this, the majority of Bitcoin miners in China were taken offline. This resulted in (i) a significant reduction in the Bitcoin global network hash rate, (ii) an increase in the availability of Bitcoin miners for purchase and (iii) an increase in the demand for power outside of China. Further, in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. The reduction in network hash rate has improved Bitcoin mining profitability (not factoring in underlying Bitcoin prices), with plugged-in Bitcoin miners representing a larger percentage of the global hash rate. We do not believe that higher demand for power will have a negative impact on our business because we own and operate our power sources.

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

During the first quarter of 2022 and the beginning of the second quarter, higher than anticipated requirements from PJM Interconnection LLC (“PJM”) resulted in unplanned and extended outages of our mining operations at the Scrubgrass Plant, diverting capacity away from our mining operations at a time that was not economical for our business strategy. These diversions of power away from our mining operations had a material adverse effect on our business, financial condition and results of operations.

Panther Creek Data Center

During the second quarter of 2022 to date, the Panther Creek Plant's mining operations were offline for ten days due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million. The operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, and performance below expected levels.

Bitcoin Price Volatility

The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $30,000 to a high of approximately $68,000 during 2021, and has ranged from approximately $26,400 to approximately $48,000 year-to-date as of May 13, 2022. Since the IPO, the price of Bitcoin has dropped over 50%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine.

We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.

Recent Developments
Northern Data
On August 17, 2021, Stronghold LLC entered into an agreement with Northern Data PA, LLC (“Northern Data”) whereby Northern Data will construct and operate a colocation data center facility located on the Scrubgrass Plant (the “Hosting Agreement”), the primary business purpose of which will be to provide hosting services and support the cryptocurrency miners that we have purchased but not yet received entirely from Northern Data. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete.

MinerVa

On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. As of May 2022, MinerVa has delivered approximately 3,350 of the 15,000 miners (based on hash rate equivalence). We do not know when the remaining MinerVa miners will be received, if at all. As a result, an impairment totaling $12,228,742 was recognized on March 31, 2022.

Second WhiteHawk Amendment

On March 28, 2022, Equipment LLC and WhiteHawk Finance LLC (“WhiteHawk”) amended the WhiteHawk Financing Agreement (as defined below) for a second time (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032.

2022 Private Placement

On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to Purchasers, and Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were offered and sold in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder for aggregate consideration of $27.0 million.

In connection with the 2022 Private Placement, the Company undertook to negotiate with the Purchasers, and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the 2022 Private Placement, the terms of a new series of preferred stock (the “Series C Preferred Stock”).

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022 (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

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

When determining the transaction price, an entity must consider the effects of all of the following:

•Variable consideration

•Constraining estimates of variable consideration

•The existence of a significant financing component in the contract

•Noncash consideration

•Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the three months ended March 31, 2022, and 2021.

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

We are not required to perform an impairment analysis (i.e., test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. We have assessed the need for an impairment write-down only if an indicator of impairment (e.g., a significant decrease in the market value of a long-lived asset (group)) is present. Based on our analysis, no impairment indicators existed as of March 31, 2022 and 2021, respectively, that would require impairment testing of our long-lived assets.

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

As of March 31, 2022 and December 31, 2021, we maintained a valuation allowance on our deferred tax assets. The valuation allowance remains in place based on the uncertainty of future events, including the Company’s ability to generate future taxable income in light of its recent losses, and management considered this and other factors in evaluating the realizability of our deferred tax assets. Any changes in the positive or negative evidence evaluated when determining if our deferred tax assets will be realized could result in a material change to our consolidated financial statements.

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

Post IPO Taxation and Public Company Costs

Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021 and therefore is subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fourth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make pro rata cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc., in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our financial statements following the IPO will continue to reflect the impact of these expenses.
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
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative ("G&A") expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our consolidated operations and execute our business strategy.
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

Results of Operations

Consolidated Results for the three months ended March 31, 2022 and March 31, 2021

	2022	% of Total	2021	% of Total	$ Change	% Change vs. 2021
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$8,362,801	29.1%	$1,915,856	50.4%	$6,446,945	336.5%
Capacity	2,044,427	7.1%	687,690	18.1%	1,356,737	197.3%
Cryptocurrency hosting	67,876	0.2%	555,747	14.6%	(487,871)	(87.8)%
Cryptocurrency mining	18,204,193	63.4%	516,259	13.6%	17,687,934	3426.2%
Other	20,762	0.1%	122,782	3.2%	(102,020)	(83.1)%
Total operating revenues	28,700,059	100.0%	3,798,334	100.0%	24,901,725	655.6%
OPERATING EXPENSES
Fuel	9,338,394	16.0%	2,172,109	43.7%	7,166,285	329.9%
Operations and maintenance	10,520,305	18.0%	1,370,688	27.6%	9,149,617	667.5%
General and administrative	11,424,231	19.6%	910,876	18.3%	10,513,355	1154.2%
Impairments on digital currencies	2,506,172	4.3%	—	—	2,506,172	—
Impairments on equipment deposits	12,228,742	21.0%	—	—	12,228,742	—
Depreciation and amortization	12,319,581	21.1%	517,443	10.4%	11,802,138	2280.9%
Total operating expenses	58,337,426	100.0%	4,971,116	100.0%	53,366,310	1073.5%
NET OPERATING LOSS	(29,637,367)		(1,172,782)		(28,464,585)	2427.1%
OTHER INCOME (EXPENSE)
Interest Expense	(2,911,452)	109.1%	(78,640)	(8.4)%	(2,832,812)	3602.3%
Gain on extinguishment of PPP loan	—	—	638,800	68.4%	(638,800)	(100.0)%
Realized gain (loss) on sale of digital currencies	751,110	(28.1)%	143,881	15.4%	607,229	422.0%
Realized gain (loss) on disposal of fixed assets	(44,958)	1.7%	—	—	(44,958)	—
Changes in fair value of forward sale derivative	(483,749)	18.1%	—	—	(483,749)	—
Waste coal credit	—	—	211,890	22.7%	(211,890)	(100.0)%
Other	20,000	(0.7)%	17,895	1.9%	2,105	11.8%
Total other income (expense)	(2,669,050)	100.0%	933,826	100.0%	(3,602,876)	(385.8)%
NET LOSS	$(32,306,416)		$(238,956)		$(32,067,460)	13,419.8%
Highlights of our consolidated results of operations for three months ended March 31, 2022 compared to the three months ended March 31, 2021 include:

Operating Revenue

Revenue increased $24.9 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily due to a $17.7 million increase in cryptocurrency mining revenue from deploying additional miners, and a $6.4 million increase in energy revenue driven by higher MW generation as a result of the July 2021 Panther Creek Acquisition. Capacity revenue also increased $1.4 million due to the Panther Creek Acquisition.

Operating Expenses

Total operating expenses increased $53.4 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, driven by (1) a $12.2 million impairment on equipment deposits for MinerVa miners discussed in "Note 4 - Equipment Deposits" and "Note 8 - Contingencies and Commitments", (2) an $11.8 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (3) a $10.5 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, (4) a $9.1 million increase in operations and maintenance expense primarily driven by the additional Panther Creek plant and one-time plant upgrades at Scrubgrass, and (5) a $7.2 million increase in fuel expenses driven by higher MW generation. Impairment costs of $2.5 million were attributed to the January and February declines in the price of Bitcoin. In March 2022, the Company evaluated the Minerva equipment deposits for impairment and determined an impairment charge of $12.2 million based on lack of miner delivery per agreement.

Other Income (Expense)

Total other income (expense) decreased $3.6 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily driven by (1) a $2.8 million increase in interest expense on additional financing agreements used to fund the growth of cryptocurrency operations, (2) a $0.6 million decrease from the one-time gain on extinguishment of PPP loan, and (3) a $0.5 million decrease from a change in value of the forward sale derivative. See "Note 6 – Long-Term Debt" and "Note 14 – Stock Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements for further information on financing agreements.

Segment Results

The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change vs. 2021
Operating Revenues
Energy Operations	$10,427,989	$2,726,328	$7,701,661	282.5%
Cryptocurrency Operations	18,272,070	1,072,006	17,200,064	1,604.5%
Total Operating Revenues	$28,700,059	$3,798,334	$24,901,725	655.6%

Net Operating Loss
Energy Operations	$(11,505,165)	$(1,419,137)	$(10,086,028)	710.7%
Cryptocurrency Operations	$(18,132,202)	246,354	(18,378,556)	(7460.2)%
Net Operating Loss	$(29,637,367)	$(1,172,783)	$(28,464,584)	2427.1%
Other Income, net (a)	(2,669,049)	933,827	$(3,602,876)	(385.8)%
Net Loss	$(32,306,416)	$(238,956)	$(32,067,460)	13,419.8%

Depreciation and Amortization
Energy Operations	$(1,256,101)	$(143,634)	$(1,112,467)	774.5%
Cryptocurrency Operations	(11,063,480)	(373,809)	(10,689,671)	2859.7%
Total Depreciation & Amortization	$(12,319,581)	$(517,443)	$(11,802,138)	2280.9%

Interest Expense
Energy Operations	$(31,522)	$(38,266)	$6,744	(17.6)%
Cryptocurrency Operations	(2,879,930)	(40,374)	(2,839,556)	7033.1%
Total Interest Expense	$(2,911,452)	$(78,640)	$(2,832,812)	3602.3%

(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the three months ended March 31, 2022 and 2021 for further details.

Energy Operations Segment

	Three months ended March 31,
	2022	% of Total	2021	% of Total	$ Change	% Change vs. 2021
	(unaudited)		(unaudited)
OPERATING REVENUES
Energy	$8,362,801	80.2%	$1,915,856	70.3%	$6,446,945	336.5%
Capacity	2,044,427	19.6%	687,690	25.2%	1,356,737	197.3%
Other	20,762	0.2%	122,782	4.5%	(102,020)	(83.1)%
Total operating revenues	10,427,989	100.0%	2,726,328	100.0%	7,701,661	282.5%

OPERATING EXPENSES
Fuel - net of crypto segment subsidy[1]	6,807,579	31.0%	2,075,854	50.1%	4,731,725	227.9%
Operations and maintenance	9,739,164	44.4%	1,297,578	31.3%	8,441,586	650.6%
General and administrative	4,130,310	18.8%	628,399	15.2%	3,501,911	557.3%
Depreciation and amortization	1,256,101	5.7%	143,634	3.5%	1,112,467	774.5%
Total operating expenses	$21,933,154	100.0%	$4,145,465	100.0%	$17,787,689	429.1%

NET OPERATING LOSS	$(11,505,165)	100.0%	$(1,419,137)	100.0%	$(10,086,028)	710.7%

INTEREST EXPENSE	$(31,522)	100.0%	$(38,266)	100.0%	$6,744	(17.6)%
1 Cryptocurrency operations consumed $2.5 million of electricity generated by the Energy operations segment. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues

Total operating revenue increased $7.7 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily due to a $6.4 million increase in energy revenue and a $1.4 million increase in capacity revenue resulting from the November 2021 Panther Creek Acquisition. Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II Renewable Energy Credits ("RECs"), waste coal tax credits, and beneficial use ash sales, as well as the increased power bandwidths for the crypto asset operations.

Operating Expenses

Total operating expenses increased $17.8 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily due to the incremental Operations and maintenance and Fuel expenses associated with operating the Panther Creek Plant after its November 2021 acquisition. Operations and maintenance increased $8.4 million primarily driven by major maintenance, upgrade expenditures, and payroll. Fuel expenses increased $4.7 million primarily due to higher energy generation resulting from the Panther Creek Acquisition. REC sales of $0.5 million and $0.2 million were recognized as contra-expense to offset fuel expenses for the three months ended March 31, 2022, and 2021, respectively. General and administrative expenses increased $3.5 million primarily due to higher directors’ and officers’ liability insurance, legal and professional fees, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments. Depreciation and amortization expense increased $1.1 million primarily due to the Panther Creek Acquisition.

Cryptocurrency Operations Segment

	Three Months Ended March 31,
	2022	% of Total	2021	% of Total	$ Change	% Change vs. 2021
	(unaudited)		(unaudited)
OPERATING REVENUES
Cryptocurrency hosting	$67,876	0.4%	$555,747	51.8	$(487,871)	(87.8)%
Cryptocurrency mining	18,204,193	99.6%	516,259	48.2%	17,687,934	3,426.2%
Total operating revenues	18,272,070	100.0%	1,072,006	100.0%	17,200,064	1,604.5%

OPERATING EXPENSES
Electricity - purchased from energy segment	2,530,815	7.0%	96,255	11.7	2,434,560	2,529.3%
Operations and maintenance	781,142	2.1%	73,110	8.9%	708,032	968.4%
General and administrative	7,293,921	20.0%	282,477	34.2%	7,011,444	2,482.1%
Impairments on digital currencies	2,506,172	6.9%	—	—	2,506,172	—
Impairments on equipment deposits	12,228,742	33.6%	—	—	12,228,742	—
Depreciation and amortization	11,063,480	30.4%	373,809	45.3	10,689,671	2,859.7%
Total operating expenses	$36,404,271	100.0%	$825,651	100.0%	$35,578,620	4,309.2%

NET OPERATING INCOME (LOSS)	$(18,132,201)	100.0%	$246,355	100.0%	$(18,378,556)	(7460.2)%

INTEREST EXPENSE	$(2,879,930)	100.0%	$—	0.0%	$(2,879,930)	—
Operating Revenues

Total operating revenues increased by $17.2 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily due to increased Cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and the three-month period ended March 31, 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. Cryptocurrency hosting revenue decreased by $0.5 million due to the termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Operating Expenses

Total operating expenses increased by $35.6 million for the three-month period ended March 31, 2022, as compared to the same period in 2021, primarily due to a $12.2 million impairment on equipment deposits for MinerVa miners, a
$10.7 million increase in Depreciation and amortization resulting from the deployment of miners and infrastructure assets, a $7.0 million increase in General and Administrative expenses primarily due to higher directors’ and officers’ liability insurance, legal and professional fees, and payroll expenses, a $2.4 million increase of intercompany electric charges related to the ramp up of cryptocurrency mining operations, and a $0.7 million increase in Operations and maintenance driven by lease expenses from the Northern Data Hosting Agreement.
General and administrative expenses include legal and professional fees, executive and support payroll, property taxes, insurance premiums related to coverages and rates, and management fees. The majority of general and administrative costs are allocated between the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Impairment on Digital Currencies

A $2.5 million impairment on digital currencies was recognized for the three-month period ended March 31, 2022, as a result of the negative impacts from the crypto coin spot market declines. As of March 31, 2022, the Company held approximately 369 Bitcoin on its balance sheet at carrying value, of which 250 are restricted. The spot market price of Bitcoin was $44,947.73 as of March 31, 2022, per Coinbase Global Inc.
Interest Expense
Interest expense of $2.9 million for the three months ended March 31, 2022 from $40.4 thousand for the three months ended March 31, 2021 and was attributed to the borrowings from our WhiteHawk promissory notes and draws against the Arctos/NYDIG Financing Agreement discussed in "Note 14 - Stocks Issued Under Master Financing Agreements and Warrants" in the notes to our financial statements.
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

We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2021, we received $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG, net proceeds of $131.5 million from the IPO and net proceeds of $96.8 million from two private placements of convertible preferred securities. Additionally, on March 28, 2022, we received an additional $25.0 million from WhiteHawk as a result of the Second WhiteHawk Amendment. Please see “—Debt Agreements - Equipment Financing Transactions” for more information regarding our financing arrangements. These cash sources provided additional short and long-term liquidity to support our operations in fiscal year 2021 and through the first quarter of 2022.

As of March 31, 2022, we held 369 Bitcoin on hand, of which 250 are pledged as collateral. As of March 31, 2022 and May 12, 2022, we had approximately $30.6 million and $10.1 million of cash and cash equivalents on our balance sheet, which included 119 and 35 unrestricted Bitcoin, respectively. As of March 31, 2022 and May 12, 2022, we had outstanding indebtedness of $110.8 million and $108.0 million, respectively, and availability under our financing agreements of $18.0 million and $14.4 million, respectively. Subsequent to May 12, 2022, the Company closed multiple agreements to provide additional liquidity of $36.9 million resulting in pro forma cash and cash equivalents of $47.0 million, including $27.0 million from the 2022 Private Placement, and $9.9 million from the Miner Sales Agreements of some of our unproductive, excess or not-in-use assets. Refer to "Note 32 - Subsequent Events" for further discussions of our recent measures to increase liquidity.

If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.

Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $32.3 million for the three months ended March 31, 2022 and an accumulated deficit of $241.9 million as of March 31,

2022. We experienced a number of previously disclosed setbacks and unexpected challenges, including a longer-than-expected and continuing delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance, and further exacerbated by the Panther Creek Plant's mining operations shutdown in April 2022 and the outages of our mining operations due to higher than anticipated requirements from PJM. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. Pursuant to the Second WhiteHawk Amendment, the MinerVa miners were exchanged for collateral for additional miners received by the Company. Due to the delay, we determined an impairment charge totaling $12.2 million that was recognized on March 31, 2022. We spent approximately $5.1 million in fiscal year 2021 on maintenance and repair costs at the Scrubgrass Plant, and we estimate that we will spend an aggregate of approximately $5 million on total repair and maintenance cost in fiscal 2022. In addition to incurred expenses, we were also unable to mine Bitcoin at the Scrubgrass Plant during such downtime, which directly and negatively affects our results of operations. Also, during the second quarter of 2022 to date, the Panther Creek Plant's mining operations were offline for ten days due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million.

Taking into account the Second WhiteHawk Amendment, 2022 Private Placement and the Bitmain Sale and other miner sales, we believe our liquidity position, combined with expected improvements in operating cash flows, and the proceeds of additional asset sales, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.

We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(2,502.2)	$2,957.8	$(5,460.0)
Net cash provided by (used in) investing activities	(29,749.9)	(2,370.5)	(27,379.4)
Net cash provided by (used in) financing activities	25,942.7	732.3	25,210.4
Net change in cash	$(6,309.4)	$1,319.6	$(7,629.0)
Operating Activities. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2022 compared to $3.0 million provided by operating activities for the three months ended March 31, 2021. The $5.5 million net decrease in cash from operating activities was primarily due to increases in general and administrative expenses from higher legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations Interest expense increased for the same period driven by incremental borrowings discussed in "Note 6- Long Term Debt" in the notes to our financial statements. These increases in cash paid were partially offset by an increase in cash received related to higher operating revenue net of fuel and operating and maintenance expenses.
Investing Activities. Net cash used in investing activities was $29.7 million for the three months ended March 31, 2022 compared to $2.4 million used in investing activities for the three months ended March 31, 2021. The $27.4 million net decrease in cash from investing activities was primarily attributable to the continued ramp up of cryptocurrency mining operations. These investments require significant deposits to be made with equipment vendors as commitments for future deliveries of miners and cryptocurrency mining infrastructure. These decreases were partially offset by proceeds from the sale of digital currencies.
Financing Activities. Net cash provided by financing activities was $25.9 million for the three months ended March 31, 2022 compared to $0.7 million provided by financing activities for the three months ended March 31, 2021. The $25.2 million net increase in cash provided by financing activities was due to incremental borrowings via a promissory note and equipment financing agreements discussed in "Note 6 - Long-Term Debt" and "Note 14 - Stock Issued Under Master Financing Agreements and Warrants". The increases were partially offset by payments on long-term debt and financed insurance premiums.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.

We entered into the WhiteHawk Financing Agreement (as defined below) on June 30, 2021 and amended the agreement on December 31, 2021 and March 28, 2022. As of March 31, 2022, the amount owed under the debt agreements totaled $65.0 million with repayment terms extending through March 31, 2024. As of March 31, 2022, the monthly repayment amounts, including interest, total $50.9 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.
Four draws against the Arctos/NYDIG Financing Agreement (as defined below) totaled $36.3 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of March 31, 2022, the amount owed under the debt agreements totaled $26.5 million with repayment terms extending through October 25, 2023. Of the total amount outstanding of $26.5 million, $20.5 million was classified as current portion of long term debt (less discounts and debt issuance costs) and will be repaid as of March 25, 2023. The remaining portion of long-term debt is $6.0 million (less discounts and debt issuance costs). As of March 31, 2022, the monthly repayment amounts, including interest, totaled $27.3 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.

Three draws against the Second NYDIG Financing Agreement totaled $34.6 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of March 31, 2022, the amount owed under the debt agreements totaled $34.8 million with repayment terms extending through January 25, 2024. Of the total amount outstanding of $34.8 million, $24.0 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of March 25, 2023. The remaining portion of long-term debt is $10.8 million (less discounts and debt issuance costs). As of March 31, 2022, the monthly repayment amounts, including interest, totaled $36.0 million. For additional information, see “Note 6 – Long-Term Debt” in the notes to our financial statements.

Total net obligations under all debt agreements as of March 31, 2022, including a second round PPP loan of $841.7 thousand, were $109.1 million.
Effective October 21, 2021, we entered into a director and officer insurance policy with annual premiums totaling $6.9 million. We have executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand started November 21, 2021 and end July 21, 2022. As of March 31, 2022, the unpaid balance was $2.5 million.
May 2022 Notes

On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the Purchasers, bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. The maturity date for the May 2022 Notes may be accelerated upon certain instances, and the May 2022 Notes may be prepaid at any time in whole or in part, at our election. The holders of the May 2022 Notes (the “Holders”) have certain conversion rights. In the event that we, by September 30th, 2022, (i) have achieved a total equity market capitalization of at least $400 million, based on the 20-day VWAP of our common stock and (ii) have at least 60 million shares of common stock outstanding, the full amount outstanding and accrued but unpaid interest on the May 2022 Notes shall automatically convert into a number of shares of Series C Preferred Stock, provided that the Series C Preferred Certificate of Designation has been filed. Upon such conversion, dividends will accrue at a rate of 8.0% per annum on the Series C Preferred Stock. Beginning October 1, 2022, if the May 2022 Notes have not converted into shares of Series C Preferred Stock, we will begin paying off the May 2022 Notes in quarterly installments in amounts equal to the greater of (i) 8% of our consolidated revenue from each trailing quarter or (ii) $5.4 million, payable at our option in either cash or up to 50% of the shares of common stock at a 20% discount to the 20-day VWAP. Each of our subsidiaries, subject to the exclusions therein, executed a guaranty agreement with the Holders to guaranty our obligations under the May 2022 Notes.
Equipment Purchase and Financing Transactions

MinerVa Semiconductor Corp Purchase Agreement
On April 2, 2021, we entered into the MinerVa Purchase Agreement for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment of 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2021, there are no remaining deposits owed. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,350 of the 15,000 miners. We do not know when the remaining MinerVa miners will be received, if at all. As a result, we may write off some or all of the approximately 11,650 undelivered MinerVa miners. Refer to "Note 30 - Covenants" that describes covenants referencing the anticipated final delivery timeframe of April 2022. In exchange for the delivery of the miners that are operating under the specifications set forth in the purchase agreement, we will grant the seller 443,848 shares of our Class A common stock at a price per share of $8.68 (adjusted for the Stock Split). The aggregate purchase price does not include shipping costs, which are our responsibility and shall be determined at which time the miners are ready for shipment.

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
Supplier Purchase Agreements

On April 14, 2021, we entered into an agreement with a supplier to provide approximately 9,900 miners for $21,011,287. We were required to make an initial payment on the miners that are currently being delivered starting in October 2021 (refer to "Note 32 - Subsequent Events" in the notes to our financial statements for further discussions). We made a 75% deposit of $15,758,432 in April 2021, and the remaining 25%, or $5,252,755 plus sales taxes has been invoiced in October 2021. Once operational, after deducting an amount equal to $0.027 per kWh for the actual power used, 65% of all cryptocurrency revenue generated by the miners in the supplier's pods shall be payable to us and 35% of all cryptocurrency revenue generated by the miners shall be payable to this party or its designee. As of March 31, 2022, there are no miners operating that will contractually obligate the Company to pay the 35% revenue share (refer to "Note 32 - Subsequent Events" in the notes to our financial statements for further discussions).
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
Bitmain Technologies Limited Purchase Agreement
On October 28, 2021, we entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain. This first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. Per the agreement, on October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners. During the three-month period ending March 31, 2022, the Company paid installments totaling $17.4 million.
On November 16, 2021, we entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000. During the three-month period ending March 31, 2022, the Company paid three installments totaling $3,528,000.
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

Arctos/NYDIG Financing Agreement
On June 25, 2021, we entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos,” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments, with a 1.25% fee due if the Maximum Advance Amount is not requested prior to August 15, 2021. Outstanding borrowings under the Arctos/NYDIG Financing Agreement are secured by certain miners and the contracts to acquire such miners. The Arctos/NYDIG Financing Agreement includes customary restrictions on additional liens on the Arctos/NYDIG Financed Equipment. As of March 31, 2022, $35.7 million (net of debt issuance costs) has been borrowed, leaving zero funds available to be drawn under the Arctos/NYDIG Financing Agreement. The Arctos/NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part. In conjunction with the Arctos/NYDIG Financing Agreement, we issued 126,273 shares of Class A common stock to Arctos (adjusted for the Stock Split) and may issue additional shares of Class A common stock to Arctos in consideration of future financings.
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

WhiteHawk Financing Agreement
On June 30, 2021, we entered into an equipment financing agreement (the “WhiteHawk Financing Agreement”) with WhiteHawk whereby WhiteHawk agreed to lend to us an aggregate amount not to exceed $40.0 million (the “Total Advance”) to finance the purchase of certain Bitcoin miners and related equipment (the “WhiteHawk-Financed Equipment”). At August 30, 2021, the entirety of the Total Advance was drawn under the WhiteHawk Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments. Outstanding borrowings under the WhiteHawk Financing Agreement are secured by the WhiteHawk Financed Equipment and the contracts to acquire the WhiteHawk-Financed Equipment. The WhiteHawk Financing Agreement includes customary restrictions on additional liens on the WhiteHawk-Financed Equipment and is guaranteed by the Company. The WhiteHawk Financing Agreement may be terminated early if we, among other things, pay the Early Termination Fee (as defined therein). In conjunction with the WhiteHawk Financing Agreement, we issued a stock purchase warrant to WhiteHawk, which provides for the purchase of a number of shares of Class A common stock at $0.01 per share, equal to approximately $2.0 million, subject to adjustment as described in the warrant agreement (the “WhiteHawk Warrant”). The WhiteHawk Warrant expires on June 30, 2031.
On December 31, 2021, we amended the WhiteHawk Financing Agreement (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us the Second Total Advance. Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Finance Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the Second WhiteHawk Warrant, at an exercise price of $0.01 per share. The Second WhiteHawk Warrant expires on March 28, 2032. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining miners will be delivered, if at all.
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
In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. Beginning after December 15, 2021 and the six months ended June 30, 2021, the guidance under Topic 842 is effective. We are still in the process of developing our new accounting policies and determining the potential aggregate impact this guidance is likely to have on our unaudited consolidated financial statements as of its adoption date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date for the reasons stated below.
During the course of preparing for the IPO, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. We concluded that our internal control over financial reporting did not result in the proper classification of our outstanding shares of Class V common stock as mezzanine equity which, due to its impact on our consolidated financial statements, we determined to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in our controls over the accounting for mezzanine and permanent equity and complex financial instruments. The controls to evaluate the accounting for complex financial instruments, such as mezzanine and permanent equity, did not operate effectively to appropriately apply the provisions of ASC 480-10-10- S99-3A. This material weakness resulted in the failure to prevent a material error in the accounting for mezzanine and permanent equity and the resulting restatement of our previously issued financial statements. The previous restatement to our June 30, 2021 interim balance sheet resulted in a balance sheet adjustment that reclassified the shares of Class V common stock as mezzanine equity at the maximum redemption value under the Redemption Right, net of the non-controlling equity interest. As a result, $167.7 million of permanent equity was reclassified to mezzanine equity. The reason for the reclassification from permanent equity to mezzanine equity related to the fact that the Class V common stock, together with the corresponding Class A common units of Stronghold LLC, held by Q Power can be redeemed by Q Power and, in response to a redemption request from Q Power, can be repurchased by the Company in exchange for either shares of the Company’s Class A common stock or, at the Company’s election, cash of equivalent value. In addition, during our year-end audit, we and our independent registered public accounting firm identified deficiencies that constitute an additional material weakness in internal control over financial reporting as of and for the year ended December 31, 2021. There was a lack of cohesion between departments within the organization, reduced discipline in the accuracy of recording transactions, and a lack of review and reconciliation in areas of the accounting function. We have concluded that the Company’s internal controls over financial reporting did not timely detect material misstatements.
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
Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in other litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. For more information, please reference “Note 8 – Commitments and Contingencies” in the notes to our financial statements.
Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.

This matter has been finally determined. See "Note 32 - Subsequent Events".

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in a information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. The OE has not alleged any specific instances of non-compliance by Scrubgrass. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations.

Winter v. Stronghold Digital Mining Inc., et al., U.S District Court for the Southern District of New York

Additionally, on April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. The defendants believe the allegations are without merit and intend to defend the suit vigorously.
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
Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

We may be unable to raise additional capital needed to grow our business.

We have operated and expect to continue to operate at a loss as we continue to establish our business model and if Bitcoin prices continue to be low or decline further. In addition, we expect to need to raise additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of March 31, 2022 and May 12, 2022, we had outstanding indebtedness of $110.8 million and $108.0 million, respectively. Our outstanding indebtedness could have important consequences such as:

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

We may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, would increase. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures and operating expenses. Our ability to pay our debt depends upon our operating performance. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, restructure our debt, sell assets, limit certain capital expenditures, or reduce spending or we may be required to issue equity at prices that dilute our existing shareholders. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we were to seek certain restructuring transactions, either within or outside of Chapter 11, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity.

We are dependent on third-party brokers and direct suppliers to source some of our miners and we have experienced delays in the delivery of some of the miners we have purchased from certain brokers and suppliers, which delays have had, and additional delays could continue to have, a material adverse effect on our business, prospects or operations.

We rely on third-party brokers and direct suppliers to source some of our miners. We have experienced significant delays in the delivery of certain of the miners we have purchased, which delays have materially adversely affected us. For example, due to a delay in miner deliveries from MinerVa, we recorded an impairment charge totaling $12,228,742 on March 31, 2022. There is no assurance that we will not experience additional delays in the future. Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. We cannot ensure that our brokers or suppliers will perform services to our satisfaction or on commercially reasonable terms. The recent increased demand for miners has also limited the supply of miners that brokers may source for us. Our brokers or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. There are no assurances that any miner manufacturers will be able to keep pace with the surge in demand for mining equipment. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive miners. For example, China has been experiencing power shortages, and certain of our miner suppliers have been impacted by related intermittent power outages. Additionally, certain companies, including Bitmain, may move their production of miners out of China and into other countries following the September 2021 blanket ban on crypto mining and transactions by Chinese regulators. Such power outages and production relocations could result in cancellations or delays and may negatively impact our ability to receive mining equipment on a timely basis or at all. If our brokers or suppliers are not able to provide the agreed services at the level of quality and quantity we require or become unable to handle the volume of miners we seek, we may not be able to replace such brokers or suppliers in a timely manner. Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.

We cannot predict the outcome of the legal proceedings with respect to our current and past business activities. An adverse determination could have a material adverse effect on our business, financial condition and results of operations.

We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. For example, on May 9, 2022, a an arbitration award in the amount of $5,042,350.46 plus interest computed as of May 15, 2022 in the amount of $793,193.99 was issued in favor of the claimant, a trucking company, against one of our subsidiaries in a commercial dispute over a trucking contract between the claimant and our subsidiary. In addition, we were recently served with a putative class-action lawsuit by a stockholder relating to a drop in our stock price following our disclosure about the delays we have experienced in the delivery of certain miners we have purchased from MinerVa and other recent operational issues that have adversely affected our results of operations. We cannot predict the ultimate outcome of these types of matters before they are resolved, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

We have experienced unexpected operational downtime or outages at our power generation facilities and may experience such downtime or outages again in the future, resulting in increased expenses and reduced revenues.

The operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, and performance below expected levels. During the second quarter of 2022 to date, the Panther Creek Plant's mining operations were offline for ten days due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million. These events have impacted, and may in the future impact, our ability to conduct our businesses efficiently, leading to increased costs, expenses or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them. Having to purchase power at then-market rates could also have a negative impact on the cost structure of our crypto asset mining operations.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur.

Our coal refuse power generation facilities are members of PJM, a regional transmission organization, which can require that we supply power to the grid at times that are not optimal to our operations.

As a member of PJM, we are subject to the operations of PJM, and our coal refuse power generation facilities are under dispatch control of PJM. PJM balances its participants’ power requirements with the power resources available to supply those requirements. Based on this evaluation of supply and demand, PJM schedules and dispatches available generating facilities throughout its region in a manner intended to meet the demand for energy in the most reliable and cost-effective manner. During the first quarter of 2022 and the beginning of the second quarter of 2022, higher than anticipated requirements from PJM resulted in unplanned and extended outages of our mining operations, diverting capacity away from our mining operations at a time that was not economical for our business strategy. These diversions of power away from our mining operations had a material adverse effect on our business, financial condition and results of operations. To the extent we are required to supply power to PJM for a sustained period of time in the future, we could experience additional unplanned and extended outages of our mining operations, which could have a material adverse effect on our business, financial condition and results of operations.

The trading price of shares of our common stock has been volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by various factors beyond our control as well as those discussed in our “Risk Factors” set forth in our Annual Report on Form 10-K and herein, including, but not limited to:
•the underlying volatility in pricing of, and demand for, energy and/or Bitcoin.
•price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;
•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•significant volatility in the market price and trading volume of securities of companies in the sectors in which our business operates, which may not be related to the operating performance of these companies and which may not reflect the performance of our businesses;
•loss of a major funding source;
•operating performance of companies comparable to us;
•changes in regulations or tax law, including those affecting the holding, transferring or mining of cryptocurrency;
•share transactions by principal stockholders;
•recruitment or departure of key personnel;
•general economic trends and other external factors including inflation and interest rates;
•increased scrutiny by governmental authorities or individual actors or community groups regarding our business, our competitors or the industry in which we operate;
•publication of research reports by analysts and others about us or the cryptocurrency mining industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•sentiment of retail investors about our Class A common stock and business generally (including as may be expressed on financial trading and other social media sites and online forums); and speculation in the media or investment community about us or the cryptocurrency industry more broadly.

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

The market price of Bitcoin has historically and recently been volatile. For example, since the IPO, the price of Bitcoin has dropped over 50%, resulting in an adverse effect on our results of operations, liquidity and strategy. The market price of Bitcoin is impacted by a variety of factors (including those discussed herein), and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities.

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

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, the price of Bitcoin ranged from a low of approximately $30,000 to a high of approximately $68,000 during 2021, and has ranged from approximately $26,400 to approximately $48,000 year-to-date as of May 13, 2022.

Ongoing depressed cryptocurrency prices, including the recent decrease to the price of Bitcoin, have resulted in, and could result further in, increased credit pressures on the cryptocurrency industry. These credit pressures, have had a material impact on our business, include, for example, banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry. While many of these pressures are directed to the cryptocurrency industry in general, we have had to amend our credit facility with WhiteHawk Finance LLC ("WhiteHawk") because of delays in the delivery of miners collateralizing the agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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
10.1#
First Amendment to Master Equipment Finance Agreement, dated as of January 31, 2022, by and between Stronghold Digital Mining, LLC and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 4, 2022).

10.2*	Second Amendment to Financing Agreement, dated as of March 28, 2022, by and among Stronghold Digital Mining Equipment, LLC, WhiteHawk Finance LLC, and as consented to by each Guarantor named therein.
10.3¥*	Fourth Amended and Restated Limited Liability Company Agreement of Stronghold Digital Mining Holdings LLC, dated as of March 14, 2022.
10.4*†	Transition and Separation Agreement and General Release of Claims, dated April 14, 2022, by and between Stronghold Digital Mining, Inc. and Ricardo R.A. Larroudé.
10.5*†¥	Offer Letter, dated April 14, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith.
10.6*†	Indemnification Agreement (Indira Agarwal).
10.7*†	Confidentiality, Intellectual Property, Arbitration, Non-Competition and Non-Solicitation Agreement, dated April 13, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.
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

Date: May 16, 2022 STRONGHOLD DIGITAL MINING, INC.
(registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)