Form 10-Q
period 2022-06-30
Stronghold Digital Mining, Inc.
filed 2022-08-18
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 20,096,481 shares of Class A common stock, par value $0.0001 per share, and 28,209,600 shares of Class V common stock, par value $0.0001 per share, as of August 12, 2022.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
CURRENT ASSETS
Cash	$32,987,181	$31,790,115
Digital currencies	352,092	7,718,221
Digital currencies restricted	4,779,895	2,699,644
Accounts receivable	1,851,719	2,111,855
Due from related party	848,150	—
Prepaid insurance	2,356,411	6,301,701
Inventory	3,605,533	3,372,254
Other current assets	1,733,907	661,640
Total Current Assets	48,514,888	54,655,430
EQUIPMENT DEPOSITS	66,472,016	130,999,398
PROPERTY, PLANT AND EQUIPMENT, NET	237,973,955	166,657,155
LAND	1,748,439	1,748,440
ROAD BOND	211,958	211,958
SECURITY DEPOSITS	348,888	348,888
TOTAL ASSETS	$355,270,144	$354,621,269
CURRENT LIABILITIES
Current portion of long-term debt-net of discounts/issuance fees	$100,593,168	$45,799,651
Financed insurance premiums	393,260	4,299,721
Forward sale contract	4,650,848	7,116,488
Accounts payable	23,887,308	28,650,659
Due to related parties	1,974,299	1,430,660
Accrued liabilities	12,920,128	5,053,957
Total Current Liabilities	144,419,011	92,351,136
LONG-TERM LIABILITIES
Asset retirement obligation	986,115	973,948
Contract liabilities	132,093	187,835
Paycheck Protection Program Loan	—	841,670
Long-term debt-net of discounts/issuance fees	26,889,570	18,378,841
Total Long-Term Liabilities	28,007,778	20,382,294
Total Liabilities	172,426,789	112,733,430
COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common Stock - Class V, $0.0001 par value; 34,560,000 shares authorized, and 27,057,600 and 27,057,600 shares issued and outstanding, respectively	47,239,903	301,052,617
Total redeemable common stock	47,239,903	301,052,617
STOCKHOLDERS’ EQUITY / (DEFICIT)
Non-controlling Series A redeemable and convertible preferred stock, $0.0001 par value, aggregate liquidation value $5,000,000. 1,152,000 and 1,152,000 issued and outstanding, respectively	35,937,061	37,670,161
Common Stock – Class A, $0.0001 par value; 685,440,000 shares authorized, and 20,034,875 and 20,016,067 shares issued and outstanding, respectively	2,002	2,002
Accumulated deficits	(155,708,865)	(338,709,688)
Additional paid-in capital	255,373,254	241,872,747
Stockholders’ equity / (deficit)	135,603,452	(59,164,778)
Total	182,843,355	241,887,839
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY / (DEFICIT)	$355,270,144	$354,621,269
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended,		Six months ended,
	Consolidated	Consolidated	Consolidated	Consolidated
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES
Cryptocurrency mining	$20,227,536	$1,324,645	$38,431,729	$1,840,903
Energy	7,129,732	1,570,966	15,492,533	3,486,822
Capacity	1,668,001	595,545	3,712,428	1,283,236
Cryptocurrency hosting	121,172	686,771	189,048	1,242,518
Other	32,008	6,597	52,770	33,123
Total operating revenues	29,178,449	4,184,524	57,878,508	7,886,602
OPERATING EXPENSES
Fuel	8,680,114	2,228,167	18,018,508	4,100,521
Operations and maintenance	16,586,756	1,834,170	27,921,089	3,204,858
General and administrative	10,903,876	1,996,971	21,514,079	2,907,847
Impairments on digital currencies	5,205,045	375,246	7,711,217	375,246
Impairments on equipment deposits	—	—	12,228,742	—
Impairments on miner assets	4,990,000	—	4,990,000	—
Depreciation and amortization	12,667,300	787,731	24,986,881	1,305,174
Total operating expenses	59,033,091	7,222,285	117,370,516	11,893,646
NET OPERATING LOSS	(29,854,642)	(3,037,761)	(59,492,008)	(4,007,044)
OTHER INCOME (EXPENSE)
Interest expense	(4,508,783)	(55,443)	(7,420,235)	(134,083)
Gain on extinguishment of PPP loan	841,670	—	841,670	638,800
Realized gain (loss) on sale of digital currencies	—	5,977	751,110	149,858
Changes in fair value of warrant liabilities	—	(191,477)	—	(191,477)
Realized gain (loss) on disposal of fixed asset	(1,724,642)	—	(1,769,600)	—
Realized gain (loss) on sale of miner assets	(8,012,248)	—	(8,012,248)	—
Changes in fair value of forward sale derivative	3,919,388	—	3,435,639	—
Changes in fair value of convertible note	(962,761)	—	(962,761)	—
Waste coal credits	53,443	15,406	53,443	23,796
Other	10,000	20,290	30,000	38,185
Total other income / (expense)	(10,383,933)	(205,248)	(13,052,982)	525,079
NET LOSS	$(40,238,575)	$(3,243,009)	$(72,544,990)	$(3,481,965)
NET LOSS - attributable to non-controlling interest	$(23,537,555)	$(2,235,218)	$(42,435,192)	$(2,402,488)
NET LOSS - Stronghold Digital Mining, Inc	$(16,701,021)	$(1,007,791)	$(30,109,798)	$(1,079,477)
NET LOSS attributable to Class A Common Shares(1)
Basic	$(0.82)	$(123.86)	$(1.49)	$(123.86)
Diluted	$(0.82)	$(123.86)	$(1.49)	$(123.86)
Class A Common Shares Outstanding(1)
Basic	20,341,061	8,137	20,274,672	8,137
Diluted	20,341,061	8,137	20,274,672	8,137
_______________
1 - Basic and diluted loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 – Business Combinations for a description of the Reorganization Transactions. See Note 17 – Earnings (Loss) Per Share for the calculation of loss per share.
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ EQUITY / (DEFICIT)
June 30, 2022 and June 30, 2021

			Three Months Ended June 30, 2022
			Non-controlling Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares		Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity / (Deficit)
Balance – April 1, 2022	$—	$—	1,152,000	$36,898,361	20,020,877		$2,002	$(241,895,906)	$245,615,742	$40,620,199
Net losses Stronghold Digital Mining Inc.	—	—	—	—	—		—	(16,701,021)	—	(16,701,021)
Net losses attributable to non-controlling interest	—	—	—	(961,300)	—		—	(22,576,255)	—	(23,537,555)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—		—	125,464,317	—	125,464,317
Vesting of restricted stock units	—	—	—	—	13,998	—	—	—	—	—
Warrants Issued and Outstanding	—	—	—	—	—		—	—	6,604,881	6,604,881
Stock-based compensation - refer to Note 13	—	—	—	—	—		—	—	3,152,630	3,152,630
Balance – June 30, 2022	$—	$—	1,152,000	$35,937,061	20,034,875		$2,002	$(155,708,865)	$255,373,254	$135,603,452

			Three Months Ended June 30, 2021
			Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stock Subscriptions	Partners' Deficit
Balance – April 1, 2021	$(1,408,471)	$(2,877,584)	—	$—	—	$—	$—	$—	$—	$(4,286,055)
Opco formation and contributions	—	2,877,584	—	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC ["Olympus"] contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—	—
Buyout of Aspen Interest- refer to Note 19	—	—	200,000	200	—	—	(7,000,000)	4,999,800	—	(2,000,000)
Exchange of common units for Class A common shares	—	—	—	—	5,000	1	—	—	—	1
Common stock issued as part of debt financing- refer to Note 14	—	—	—	—	18,886	2	—	598,686	(598,686)	2
Common stock issued as part of debt financing- refer to Note 14	—	—	—	—	24,959	2	—	791,201	(791,201)	2
Warrants issued as part of debt financing - refer to Note 14	—	—	—	—	—	—	—	1,999,396	—	1,999,396
Net losses for the three months ended June 30, 2021	—	—	—	—	—	—	(1,007,791)	—	—	(1,007,791)
Maximum redemption right valuation - refer to Note 15	—	—	—	—	—	—	(172,774,051)	—	—	(172,774,051)
Stock-based compensation - refer to Note 13	—	—	—	—	—	—	—	269,932	—	269,932
Balance – June 30, 2021	$—	$—	200,000	$200	48,845	$5	$(182,190,313)	$8,659,015	$(1,389,887)	$(174,920,980)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ EQUITY / (DEFICIT)
June 30, 2022 and June 30, 2021

			Six Months Ended June 30, 2022
			Non-controlling Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity / (Deficit)
Balance – January 1, 2022	$—	$—	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)
Net losses Stronghold Digital Mining Inc.	—	—	—	—	—	—	(30,109,798)	—	(30,109,798)
Net losses attributable to non-controlling interest	—	—	—	(1,733,100)	—	—	(40,702,092)	—	(42,435,192)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	253,812,714	—	253,812,714
Vesting of restricted stock units	—	—	—	—	18,808	—	—	—	—
Warrants Issued and Outstanding	—	—	—	—	—	—	—	7,754,881	7,754,881
Stock-based compensation - refer to Note 13	—	—	—	—	—	—	—	5,745,625	5,745,625
Balance – June 30, 2022	$—	$—	1,152,000	$35,937,061	20,034,875	$2,002	$(155,708,865)	$255,373,254	$135,603,452

			Six Months Ended June 30, 2021
			Redeemable Preferred		Common A					Partners’ Deficit
	Limited Partners	General Partners	Series A Shares	Amount	Common A Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stock Subscriptions	Stockholders’ Equity / (Deficit)
Balance – January 1, 2021	$(1,336,784)	$(2,710,323)	—	$—	—	$—	$—	$—	$—	$(4,047,107)
Net losses	(71,687)	(167,261)	—	—	—	—	—	—		(238,948)
Effect of reorganizations (see Note 1)
Opco formation and contributions	—	2,877,584	—	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC ["Olympus"] contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—	—
Buyout of Aspen Interest- refer to Note 19	—	—	200,000	200	—	—	(7,000,000)	4,999,800	—	(2,000,000)
Exchange of common units for Class A common shares	—	—	—	—	5,000	1	—	—	—	1
Common stock issued as part of debt financing- refer to Note 14	—	—	—	—	18,886	2	—	598,686	(598,686)	2
Common stock issued as part of debt financing- refer to Note 14	—	—	—	—	24,959	2	—	791,201	(791,201)	2
Warrants issued as part of debt financing - refer to Note 14	—	—	—	—	—	—	—	1,999,396	—	1,999,396
Net losses for the three months ended June 30, 2021	—	—	—	—	—	—	(1,007,791)	—	—	(1,007,791)
Maximum redemption right valuation - refer to Note 15	—	—	—	—	—	—	(172,774,051)	—	—	(172,774,051)
Stock-based compensation - refer to Note 13	—	—	—	—	—	—	—	269,932	—	269,932
Balance – June 30, 2021	$—	$—	200,000	$200	48,845	$5	$(182,190,313)	$8,659,015	$(1,389,887)	$(174,920,980)

The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(72,544,990)	$(3,481,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization - PP&E	24,986,881	1,305,174
Forgiveness of PPP loan	(841,670)	(638,800)
Realized (gain) loss on disposal of fixed assets	1,769,600	—
Realized (gain) loss on sale of equipment deposits	8,012,248	—
Amortization of debt issuance costs	2,060,806	—
Stock Compensation	5,745,625	269,932
Impairments on equipment deposits	12,228,742	—
Impairment on miner assets	4,990,000	—
Changes in fair value of warrant liabilities	—	191,477
Changes in fair value of forward sale derivative	(3,435,639)	—
Forward sale contract prepayment	970,000	—
Changes in fair value of convertible note	962,761	—
Accretion of asset retirement obligation	12,169	—
(Increase) decrease in Digital Currencies:
Mining Revenue	(38,431,729)	(1,840,903)
Proceeds from sales of digital currencies, net of gain	36,006,390	434,529
Impairments on digital currencies	7,711,217	375,246
(Increase) decrease in assets:
Accounts receivable	260,136	(710,720)
Prepaid Insurance	3,945,290	—
Due from related party	(848,150)	302,973
Inventory	(233,279)	77,071
Other current assets	(1,072,267)	(134,790)
Increase (decrease) in liabilities:
Accounts payable	(4,763,351)	5,550,196
Due to related parties	543,639	319,071
Accrued liabilities excluding sales tax liabilities	4,393,075	58,866
Contract liabilities	(55,742)	147,841
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,628,238)	2,225,198
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land	—	(29,919)
Purchase of property, plant and equipment	(57,074,647)	(12,738,793)
Proceeds from the sale of equipment deposits	13,844,780	—
Equipment purchase deposits- net of future commitments	(12,073,928)	(78,688,465)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(55,303,795)	(91,457,176)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(24,022,738)	(188,168)
Payments on financed insurance premiums	(3,906,462)	—
Proceeds from debt, net of debt issuance costs paid in cash	92,058,299	—
Proceeds from promissory note	—	39,100,000
Proceeds from PPP loan	—	841,670
Proceeds from private placements- mezzanine equity (net of fees)	—	97,064,318
Proceeds/(Payoff) of EIDL loan	—	(150,000)
Payoff of related-party notes	—	(2,024,250)
Buyout of Aspen Interest	—	(2,000,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,129,099	132,643,570
NET INCREASE (DECREASE) IN CASH	1,197,066	43,411,592
CASH - BEGINNING OF PERIOD	31,790,115	303,187
CASH - END OF PERIOD	$32,987,181	$43,714,779
The accompanying notes are an integral part of these condensed consolidated financial statements

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
June 30, 2022 and June 30, 2021
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

Pursuant to the terms of the Preferred Stock, on (i) the date that a registration statement registering the shares of Class A common stock issuable upon the conversion of the Preferred Stock is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or (ii) the date on which a “Significant Transaction Event” occurs, as defined in the Company's amended and restated certificate of incorporation, such shares of Preferred Stock will automatically convert into shares of Class A common stock of Stronghold Inc. on a one-to-one basis, subject to certain adjustments as set forth in the Charter. Correspondingly, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”), preferred units in Stronghold LLC automatically convert into Stronghold LLC Units on a one-to-one basis under like circumstances (subject to corresponding adjustments). On October 20, 2021, the registration statement registering the shares of Class A common stock issuable upon conversion of the Preferred Stock was declared effective by the SEC, and all of the outstanding shares of Preferred Stock converted into shares of Class A common stock at that time. Correspondingly, all of the preferred units in Stronghold LLC converted into Stronghold LLC Units.
On June 29, 2021, Stronghold LLC formed Stronghold Digital Mining Equipment, LLC (“Equipment LLC”).
Prior to the Reorganization

Prior to the Reorganization date of April 1, 2021, Scrubgrass Generating Company, L.P. (“Scrubgrass”) existed as a Delaware limited partnership formed on December 1, 1990. Q Power existed as a multi-member limited liability company and indirectly held limited and general partner interests of Scrubgrass. Additionally, Aspen, a wholly-owned subsidiary of Olympus Power, LLC (together with its affiliates “Olympus”), was a limited partner of Scrubgrass.
Scrubgrass had two subsidiaries: Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain waste coal material; and Leechburg Properties, Inc. (“Leechburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leechburg was a dormant entity as of June 30, 2022 and December 31, 2021.
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
Scrubgrass and Stronghold Power were under common control prior to the Reorganization date of April 1, 2021, and are included in the consolidated results reported as of December 31, 2021, and for the six months ended June 30, 2022.
NOTE 2 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
In most instances, Stronghold Inc. and its subsidiaries will collectively be referred to as the “Company” if a discussion applies to all. Where it may not apply to all, then each company, described as itself, will be specifically noted.
Nature of Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection LLC ("PJM") Merchant Market under an Energy Management Agreement (“EMA”) with Direct Energy Business Marketing, LLC (“DEBM”) effective February 1, 2015. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal credits are earned by the Company by generating electricity utilizing coal refuse.
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

The Company is also a vertically integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin mining equipment and the required infrastructure, it also provides power to third party Bitcoin miners under favorable Power Purchase Agreement agreements, and it sells energy as a merchant power producer and receives capacity payments from PJM for making its energy available to the grid. The Bitcoin mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.

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
An intangible asset with an indefinite useful life is not amortized but assessed for impairment quarterly as well as annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company accounts for its gains or losses in accordance with the first-in, first-out method of accounting.

The Company performed an impairment test on its digital currencies and $5,205,045 and $7,711,217 are recognized as expenses for the three and six months ended June 30, 2022 and $375,246 and $375,246 are recognized as expenses for the three and six months ended June 30, 2021, respectively.
The following table presents the activities of the digital currencies for the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)
Digital currencies at beginning of period	$10,417,865	$228,087
Additions of digital currencies	38,431,729	12,494,581
Realized gain (loss) on sale of digital currencies	751,110	149,858
Impairments	(7,711,217)	(1,870,274)
Proceeds from sale of digital currencies	(36,757,500)	(584,387)
Digital currencies at month ending	$5,131,987	$10,417,865
On December 15, 2021, the Company entered into a Variable Prepaid Forward Sales Contract Derivative with NYDIG Derivatives Trading LLC (“NYDIG Trading”) providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid the Company an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021. On September 24, 2022, the Sold Bitcoin will be sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price, subject to a capped final sale price of $85,500 per Bitcoin. The Company was advanced $7,000,000 and, in return, is required to pledge 250 Bitcoin as collateral. In March of 2022, an additional $970,000 was received by the Company in a transaction that lowered the capped final sale price to $50,000 per Bitcoin from $85,500 per Bitcoin.

As of June 30, 2022, the Company held an aggregate amount of digital currencies that comprised of restricted and unrestricted Bitcoin of $5,131,987. Of that amount, $4,779,895 and $352,092 was restricted and unrestricted, respectively. On July 27, 2022 the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at year end. The potential risk is limited to the amount recorded in the financial statements. No further allowance was considered necessary as of June 30, 2022 and December 31, 2021.
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
The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The

Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of June 30, 2022 and December 31, 2021, there are no open energy commodity derivatives outstanding.

The Company also uses derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value are recorded as changes in fair value of forward sale derivative as part of earnings. Refer to Note 26 – Variable Prepaid Forward Sales Contract Derivative. As of June 30, 2022, there are two derivative contracts open (both contained within the Variable Prepaid Forward Sales Contract Derivative). On July 27, 2022 the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of June 30, 2022 the Company’s redeemable preferred warrants are recorded at fair value – refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants.
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

Bitcoin Mining Rigs
During the quarter ended June 30, 2022, Management reassessed the basis of depreciation of the Company's Bitcoin mining rigs, which resulted in changes in the expected useful life from a two-year period to a three-year period, effective April 1, 2022. The result is a change in estimate and is applied prospectively.

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its Bitcoin miners, is influenced by a number of factors including the following:
1.The complexity of the Bitcoin blockchain transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in Petahash units ("PH/s")); and
3.Technological obsolescence reflecting rapid development in the Bitcoin mining industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs, (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. During the course of the second quarter, management completed analysis of the operational life of its Bitcoin mining rigs and determined that its oldest Bitcoin miners are operating for longer than three years. Based on the data and this analysis, management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimate as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life of its Bitcoin miners are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
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
Cryptocurrency Hosting

The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”). This amount is paid monthly in arrears. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. Advanced payments and customer deposits are reflected as contract liabilities.
Cryptocurrency Mining
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed Bitcoin award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing computing power in Bitcoin transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
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
Stock Based Compensation

For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options, restricted stock units (“RSUs”) and performance share units ("PSUs").

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
Class V Common Stock
The Class V common stock shares (as described in Note 15 – Redeemable Common Stock) is reported as a mezzanine obligation between liabilities and stockholders’ equity due to certain redemption features being outside the control of the Company.
The Company accounts for the 56.1% interest represented by the Class V common stock as mezzanine equity as a result of certain redemption rights held by the holders thereof as discussed in Note 15 – Redeemable Common Stock. As such, the Company adjusts mezzanine equity to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on a third-party valuation methodology of the Company’s Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to accumulated deficits.
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption.  For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the June 30, 2022 balance sheet.
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
Since the Company has incurred a loss for the period ended June 30, 2022, basic and diluted net loss per share is the same. At December 31, 2021 there were no potential dilutive securities outstanding. See Note 17 – Earnings (Loss) Per Share.
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

Two of Scrubgrass' subsidiaries, Clearfield and Leechburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leechburg are provided based on the asset and liability method of accounting pursuant to the Income Taxes Topic of FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all, of the deferred tax asset will not be realized. Clearfield and Leechburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of June 30, 2022 or December 31, 2021.

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
NOTE 3 – INVENTORIES
Inventories consist of the following components as of:

	June 30, 2022	December 31, 2021
	(unaudited)
Waste coal	$3,411,674	$3,238,383
Fuel oil	106,162	94,913
Limestone	87,697	38,958
TOTALS	$3,605,533	$3,372,254
NOTE 4 – EQUIPMENT DEPOSITS AND MINER SALES
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
In March 2022, the Company evaluated the MinerVa Semiconductor Corp ("MinerVa") equipment deposits for impairment under the provisions of ASC 360, "Property, Plant and Equipment". As a result of the evaluation, the Company determined an indicator for impairment was present under ASC 360-10-35-21. The Company undertook a test for recoverability under ASC 360-10-35-29 and a further fair value analysis in accordance with ASC 820, Fair Value

Measurement. The difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742, as shown in the table below.

The following table details the total equipment deposits of $66,472,016 as of June 30, 2022:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid [A]	Transferred to PP&E [B]	Impairment	Sold	Equipment Deposits
MinerVa [C]	MinerVA	15,000	Oct '21 - Apr '22	$68,887,550	—	$(17,883,228)	$(12,228,742)	$(8,701,199)	$30,074,381
Cryptech	Bitmain	2,400	Nov '21 - Oct '22	12,656,835	(1,582,500)	(7,321,700)	—	—	3,752,635
Northern Data	MicroBT	9,900	Oct '21 - Jan '22	22,061,852	—	(22,061,852)	—	—	—
Bitmain Technologies Limited	Antminer S19j Pro	10,200	Apr '22 - Dec '22	60,814,500	(4,218,000)	(23,951,500)	—	—	32,645,000
Bitmain Technologies Limited [D]	Antminer S19 XP	1,800	Jul '22 - Dec '22	19,530,000	—	—	—	(19,530,000)	—
Northern Data PA. LLC	WhatsMiners	4,280	Jan '22 - June '22	11,340,374	—	(11,340,374)	—	—	—
Totals		43,580		$195,291,111	$(5,800,500)	$(82,558,654)	$(12,228,742)	$(28,231,199)	$66,472,016

[A] Future commitments still owed to each vendor. Refer to Note 8 – Contingencies and Commitments for further details.
[B] Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.
[C] Refer to Note 8 – Contingencies and Commitments for a $4,499,980 refund that reduced the total commitments to $68,887,550 for this vendor.
[D] The miner purchase contract was sold in May of 2022 for $12,568,500 and a net loss of $6,930,000 was recorded in Realized gain (loss) on sale of miner assets within the consolidated statement of operations.
Miner Sales

During the second quarter of 2022, the Company entered into multiple Miner Sales Agreements with multiple buyers. The Company previously disclosed its effort to optimize its Bitcoin miner fleet and sold 3,425 miners (approximately 411 PH/s) with a historical carrying value of $21,857,028, or $50.70 per TH/s. The Company recognized a loss of approximately $8,012,248 on these miners during the second quarter of 2022. These sales are justified by the Company's priorities of liquidity and improved returns over growth. The loss was recorded in Realized gain (loss) on sale of miner assets on the consolidated statements of operations. The various buyers paid the Company $13,844,780 up front and took over the remaining installment payments upon transfer of the contract, relieving the Company of the outstanding purchase obligation.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of June 30, 2022 and December 31, 2021:

	Useful Lives (Years)	June 30, 2022	Dec 31, 2021
		(unaudited)
Electric Plant	10 - 60	$66,295,894	$66,153,985
Power Transformers	8 - 30	46,166,580	7,489,472
Machinery and equipment	5 - 20	16,351,404	12,015,811
Rolling Stock	5 - 7	261,000	261,000
Cryptocurrency Machines & Powering Supplies	2 - 3	152,764,283	78,505,675
Computer hardware and software	2 - 5	12,519	56,620
Vehicles & Trailers	2 - 7	530,681	155,564
Construction in progress	Not Depreciable	14,111,405	36,067,776
Asset retirement obligation	10 - 30	580,452	580,452
		297,074,218	201,286,356
Accumulated depreciation and amortization		(59,100,263)	(34,629,200)
TOTALS		$237,973,955	$166,657,155
Construction in Progress
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $14,111,405, as of June 30, 2022, represents open contracts with a vendor that have future completion dates scheduled for the remainder of the year.
Depreciation and Amortization

Depreciation and amortization charged to operations was $12,667,300 and $24,986,881 for the three and six months ended June 30, 2022, and $787,731 and $1,305,174 for the three and six months ended June 30, 2021, respectively.

NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		Dec 31, 2021
$66,076 loan, with interest at 5.55%, due July 2021.	$—		$3,054
$75,000 loan, with interest at 12.67%, due April 2021.	—		7,312
$499,520 loan, with interest at 2.49% due December 2023.	175,976		232,337
$499,895 loan, with interest at 2.95% due July 2023.	186,241		246,720
$212,675 loan, with interest at 6.75% due October 2022.	21,476		103,857
$517,465 loan, with interest at 4.78% due October 2024.	422,977		490,600
$431,825 loan, with interest at 7.60% due April 2024.	163,936		204,833
$565,500 loan, with interest at 4.48% due January 2027.	521,680		—
$523,076 financing agreement for insurance with interest at 5.99% due March 2023	393,260		—
$6,900,000 financing agreement for insurance with interest at 3.45% due July 2022	—		4,299,721
$40,000,000 loan, with interest at 10.00% due June 2023.	20,995,034	[A]	30,734,045
$33,750,000 loan, with interest at 10.00% due May 2024.	22,140,433	[B]	—
$10,641,362 loan, with interest at 10.00% due June 2023.	5,585,394	[C]	8,176,302
$14,077,800 loan, with interest at 10.00% due June 2023.	7,389,097	[D]	10,816,694
$5,808,816 loan, with interest at 10.00% due April 2023.	3,952,309	[E]	—
$6,814,000 loan, with interest at 10.00% due October 2023.	5,297,643	[F]	—
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of June 30, 2022	16,315,005	[G]	10,790,400
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of June 30, 2022	17,984,000	[H]	7,769,088
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023. Balance is what has been advanced as of June 30, 2022	10,790,400	[I]	—
$33,750,000 Convertible Note, with interest at 10.00% due May 2024.	21,232,761	[J]	—
$92,381 loan, with interest at 1.49%, due April 2026.	90,512		—
$64,136 loan, with interest at 11.85%, due May 2024.	64,136		—
	133,722,270		73,874,963
Less current portions, deferred costs, & discounts
Outstanding loan	100,986,427		50,099,372
Deferred debt issuance costs	3,145,380		2,854,787
Discounts from issuance of stock	694,944		1,042,416
Discounts from issuance of warrants	2,005,948		1,499,547
	$26,889,570		$18,378,841
[A] The WhiteHawk Promissory Note has a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussions. On December 31, 2021, the Company amended the WhiteHawk Financing Agreement (as defined below) (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment paid an amendment fee in the amount of $250,000 to WhiteHawk Finance LLC ("WhiteHawk"). These fees are included in deferred debt issuance costs.
[B] WhiteHawk Promissory Note agreement with a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussions. Pursuant to the Second WhiteHawk Amendment, Equipment paid an amendment fee in the amount of $275,414 and a closing fee of $500,000 to WhiteHawk. These fees are included in deferred debt issuance costs.
[C] Arctos/NYDIG Financing Agreement (as defined below) [loan #1] with a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussions.
[D] Arctos/NYDIG Financing Agreement [loan #2] with a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussions.

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
[J] Convertible Note with a term of 24 months. Refer to Note 32 – Convertible Note for further discussions.
Future scheduled maturities on the outstanding borrowings as of June 30, 2022 are as follows:

Years ending December 31:
2022 remaining	$46,957,687
2023	81,068,319
2024	5,414,446
2025	140,785
2026	130,562
2027	10,471
$133,722,270
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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with DEBM, which amounted to approximately 100% and 100% of the Company’s energy revenues for the six months ending June 30, 2022 and 2021, respectively. DEBM accounted for 100% and 100% of the Company’s accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.
For the six months ended June 30, 2022 and 2021, the Company purchased 13% and 25% of Waste Coal from two related parties, respectively. See Note 9 – Related-Party Transactions for further information.
As of June 30, 2022, the Company had entered into various Master Equipment Financing Agreements that have future delivery and installation timeframes for approximately 9 thousand miners. There can exist a risk of not achieving the expected delivery timelines as well as the timeliness of generating guaranteed targeted terahash by each miner. This risk is not quantifiable at this time. See Note 8 – Contingencies and Commitments for further information.
NOTE 8 – CONTINGENCIES AND COMMITMENTS
Commitments:
Equipment Agreements
As discussed in Note 4 – Equipment Deposits and Miner Sales, the Company has entered into various equipment contracts to purchase miners. Most of these contracts require a percentage of deposits upfront and subsequent future payments to cover the contracted purchase price of the equipment. Details of each agreement are summarized below.

MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of June 30, 2022, there are no remaining deposits owed. In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,200 of the 15,000 miners. As a result, an impairment totaling $12,228,742, was recognized on March 31, 2022. As of June 30, 2022, MinerVa has delivered, refunded cash, or swapped into deliveries of industry leading miners of equivalent value to approximately 7,200 of the 15,000 miners. Refer to Note 30 – Covenants, for a description of covenants referencing the anticipated final delivery timeframe of April 2022. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement.
Cryptech Solutions
The Company entered into a hardware purchase and sales agreement with Cryptech effective April 1, 2021. Hardware includes, but is not limited to ASIC Miners, power supply units, power distribution units and replacement fans for ASIC Miners. Total purchase price is $12,660,000 for 2,400 Bitmain S19j miners to be delivered monthly in equal quantities (200/month) from November 2021 through October 2022. All hardware must be paid for in advance before being shipped to the Company.
The Company made a 30% down payment of $3,798,000 on April 1, 2021 with the remaining 70% or $8,862,000 agreed to be paid in seventeen installments. There have been fourteen installments totaling $7,279,500 paid before June 30, 2022; with the outstanding amount still owed under this agreement of $1,582,500 as of June 30, 2022, representing three installments remaining through September 2022:

			Remaining
		Purchase Price	$12,656,835
		April 2021 - 30%	$(3,798,000)
#	Date	After down payment	$8,858,835
1	05/01/21	$(211,000)	$8,647,835
2	06/01/21	$(211,000)	$8,436,835
3	07/01/21	$(211,000)	$8,225,835
4	08/01/21	$(211,000)	$8,014,835
5	09/01/21	$(211,000)	$7,803,835
6	10/01/21	$(738,500)	$7,065,335
7	11/01/21	$(738,500)	$6,326,835
8	12/01/21	$(738,500)	$5,588,335
9	01/01/22	$(738,500)	$4,849,835
10	02/01/22	$(738,500)	$4,111,335
11	03/01/22	$(738,500)	$3,372,835
12	04/01/22	$(738,500)	$2,634,335
13	05/01/22	$(524,335)	$2,110,000
14	06/01/22	$(527,500)	$1,582,500
15	07/01/22	$(527,500)	$1,055,000
16	08/01/22	$(527,500)	$527,500
17	09/01/22	$(527,500)	$—

On December 7, 2021, the Company entered into a Hardware Purchase and Sales Agreement (the “Cryptech Purchase Agreement”) with Cryptech Solutions, Inc to acquire 1,000 Bitmain S19a miners with a hash rate of 96 Terahash per second ("TH/s") for a total purchase price of $8,592,000. As of June 30, 2022, all 1,000 Bitmain S19a miners had been paid for and received.

Bitmain Technologies Limited

On October 28, 2021, the Company entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain Technologies Limited ("Bitmain"). The first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. On October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners. During the six-month period ending June 30, 2022, the Company paid installments totaling $19,996,500.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35%, and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, on November 18, 2021, the Company paid the first installment payment of 35% or $6,835,000. During the six-month period ending June 30, 2022, the Company paid five installments totaling $5,733,000. The Non-Fixed Price Sales and Purchase Agreement was sold in May of 2022. Refer to Note 4 – Equipment Deposits and Miner Sales.

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

On December 16, 2021, the Company entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S Miners and M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373. As of June 30, 2022, these miners were received and recorded as property and equipment.

NYDIG ABL LLC

On December 15, 2021, the Company entered into a Master Equipment Finance Agreement (the “Second NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”) whereby NYDIG agreed to lend the Company up to $53,952,000 to finance the purchase of certain Bitcoin miners and related equipment (the “Second NYDIG-Financed Equipment”). Outstanding borrowings under the Second NYDIG Financing Agreement are secured by the Second NYDIG-Financed Equipment, contracts to acquire Second NYDIG-Financed Equipment, and the Bitcoin mined by the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement includes customary restrictions on additional liens on the NYDIG-Financed Equipment. The Second NYDIG Financing Agreement may not be terminated by the Company or prepaid in whole or in part. Refer to Note 6 – Long-Term Debt for further details.

Arctos Credit LLC (NYDIG)

On January 31, 2022, Stronghold and NYDIG ABL LLC (f/k/a Arctos Credit, LLC), amended the NYDIG Financing Agreement (the “NYDIG Amendment”) to include (i) 2,140 M30S+ Miners and (ii) 2,140 M30S Miners purchased by Stronghold Inc. pursuant to a purchase agreement dated December 16, 2021, totaling $12,622,816 of additional borrowing capacity. Stronghold paid an aggregate closing fee of $504,912 to NYDIG. The NYDIG Amendment requires that the Company maintain a blocked wallet or other account for deposits of all mined currency. In February 2022, the Company received the additional borrowing of $12,622,816 less the $504,912 in closing fees. Refer to Note 6 – Long-Term Debt for further details.

WhiteHawk Finance LLC

On June 30, 2021, Equipment LLC entered into an equipment financing agreement (the "WhiteHawk Financing Agreement") with WhiteHawk whereby WhiteHawk originally agreed to lend to Equipment LLC an aggregate amount not to exceed $40.0 million to finance the purchase of certain Bitcoin miners and related equipment (the "Total Advance"). The WhiteHawk Financing Agreement originally contained terms requiring that the 15,000 miners being purchased pursuant to the MinerVa Purchase Agreement be delivered on or before December 31, 2021. MinerVa did not deliver all of the miners under the MinerVa Purchase Agreement by the December 31, 2021 deadline. On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement, which removed MinerVa miners from the collateral package.

Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by the Company from various suppliers and (ii) WhiteHawk agreed to lend to the Company an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek Power Operating LLC ("Panther Creek") and Scrubgrass each agreed to a negative pledge of the coal refuse reclamation facility with 80 MW of net electricity generation capacity of net electricity generation capacity located near Nesquehoning, Pennsylvania (the "Panther Creek Plant") and a low-cost, environmentally-beneficial coal refuse power generation facility that the Company has upgraded in Scrubgrass Township, Pennsylvania (the "Scrubgrass Plant"), respectively, and guaranteed the WhiteHawk Financing Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, the Company issued a warrant to WhiteHawk, to purchase 125,000 shares of Class A common stock, subject to certain anti-dilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all.

Contingencies:

Legal Proceedings
The Company experiences litigation in the normal course of business. Management is of the opinion that none of this litigation will have a material adverse effect on the Company’s reported financial position or results of operations.

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

In November 2019, Allegheny Mineral Corporation ("Allegheny Mineral") filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of

$1,300,000. The case was unsuccessfully mediated in August 2020. At this time, there is a discovery deadline currently scheduled for October 31, 2022. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. The OE has not alleged any specific instances of non-compliance by Scrubgrass. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations.

Winter v. Stronghold Digital Mining Inc., et al., U.S District Court for the Southern District of New York

The Company together with certain of its key personnel and the underwriters for the Company’s initial public offering, has been named in a lawsuit filed in the U.S District Court for the Southern District of New York captioned Winter v. Stronghold Digital Mining Inc., et al., alleging that the Company’s registration statement filed in connection with its initial public offering contained false or misleading statements in violation of the federal securities laws. On August 4, 2022, co-lead plaintiffs were appointed. Management believes this litigation is unlikely to have a material adverse effect on the Company's financial position.

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

For the three and six months ended June 30, 2022, the Company expensed approximately $303,500 and $607,000, respectively, which is included in fuel expense in the accompanying statement of operations. The Company owed CVS approximately $202,333 as of June 30, 2022, which is included in Due to Related Parties.
Fuel Service and Beneficial Use Agreement

The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly-owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires December 31, 2023. For the three and six months ended June 30, 2022, the Company expensed $540,747 and $921,112, respectively, which is included in fuel expense in the consolidated statement of operations. The Company owed NFS approximately $214,660 as of June 30, 2022, which is included in Due to Related Parties.

Fuel purchases under these agreements for the six months ended June 30, 2022 and June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
Coal Purchases:
Northampton Fuel Supply Company, Inc.	$921,112	$37,810
Coal Valley Sales, LLC	607,000	378,500
TOTALS	$1,528,112	$416,310

Fuel Management Agreement

Panther Creek Fuel Services LLC

Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The amount expensed for the three and six months ended June 30, 2022, was $452,290 and $851,059, respectively, of which $84,632 was included in Due to Related Parties as of June 30, 2022.

Scrubgrass Fuel Services, LLC

Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The amount expensed for the three and six months ended June 30, 2022, was $236,993 and $333,617, respectively, of which $42,324 was included in Due to Related Parties as of June 30, 2022.

O&M Agreements

Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will provide certain operations and maintenance services to Stronghold LLC, as well as employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC will reimburse Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. Stronghold LLC will also pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement. The amount expensed for the three and six months ended June 30, 2022 was $239,793 and $796,691, respectively, (excluding the one-time mobilization fee of $150,000 that has been deferred until 2022 for payment).

Panther Creek Energy Services LLC

Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also pays a management fee of $175,000 per operating year, which is payable monthly and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three and six months ended June 30, 2022 was $1,137,345 and $2,025,169, respectively, of which $222,103 was included in Due to Related Parties. In connection with the equity contribution agreement entered into on July 9, 2021 (the "Equity Contribution Agreement"), the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

Scrubgrass Energy Services, LLC

Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services, LLC, a wholly-owned subsidiary of Olympus Services LLC, which in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also pays a management fee of $175,000 per operating year, which is payable monthly and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three and six months ended June 30, 2022 was $1,792,213 and $2,650,127, respectively, of which $573,795 was included in Due to Related Parties. In connection with the Equity Contribution Agreement entered into on July 9, 2021, the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Scrubgrass Amended O&M Agreement”) with Scrubgrass Energy Services LLC. Under the Scrubgrass Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Scrubgrass Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

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
The Company has made total payments of $150,000 and $300,000 for the three and six months ended June 30, 2022.

Amounts due to related parties as of:

	June 30, 2022	December 31, 2021
Payables:
Coal Valley Properties, LLC	$134,452	$134,452
Q Power LLC	500,000	500,000
Coal Valley Sales, LLC	202,333	202,333
Panther Creek Energy Services	222,103	94,435
Panther Creek Fuel Services	84,632	47,967
Northampton Generating Co LP	214,660	321,738
Olympus Services LLC	—	129,735
Scrubgrass Energy Services	573,795	—
Scrubgrass Fuel Services	42,324	—
TOTALS	$1,974,299	$1,430,660

NOTE 10 – PAYCHECK PROTECTION PROGRAM LOAN, ECONOMIC INJURY DISASTER LOAN
On March 16, 2021, the Company received a second round Paycheck Protection Program ("PPP") loan in the amount of $841,670 that accrues an interest of 1% per year; and matures on the fifth anniversary of the date of the note. In January 2021, the Company was granted relief as forgiveness for the round 1 PPP loan in the amount of $638,800.
On June 8, 2021, the Company repaid the Economic Injury Disaster Loan (“EIDL”), received on March 31, 2020, in the amount of $150,000.
On May 25, 2022, the Company was granted relief as forgiveness for the second round PPP loan in the amount of $841,670.
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
NOTE 12 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. Our CEO is the primary decision-maker. The Company functions in two operating segments about which separate financial information is available as follows:

Reportable segment results for the three- and six-months ending June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended,		Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Energy Operations	$8,829,741	$2,173,108	$19,257,731	$4,803,181
Cryptocurrency Operations	20,348,708	2,011,416	38,620,777	3,083,421
Total Operating Revenues	$29,178,449	$4,184,524	$57,878,508	$7,886,602
Net Operating Income/(Loss)
Energy Operations	$(11,731,620)	$(2,570,168)	$(23,828,745)	$(3,785,805)
Cryptocurrency Operations	(18,123,022)	(467,593)	(35,663,263)	(221,239)
Net Operating Income/(Loss)	$(29,854,642)	$(3,037,761)	$(59,492,008)	$(4,007,044)
Other Income, net (a)	$(10,383,933)	$(205,248)	$(13,052,982)	$525,079
Net Income/(Loss)	$(40,238,575)	$(3,243,009)	$(72,544,990)	$(3,481,965)
Depreciation and Amortization
Energy Operations	$(1,326,552)	$(137,904)	$(2,582,653)	$(281,538)
Cryptocurrency Operations	(11,340,748)	(649,827)	(22,404,228)	(1,023,636)
Total Depreciation & Amortization	$(12,667,300)	$(787,731)	$(24,986,881)	$(1,305,174)
Interest Expense
Energy Operations	$(24,547)	$(27,048)	$(56,069)	$(68,306)
Cryptocurrency Operations	(4,484,236)	(28,395)	(7,364,166)	(65,777)
Total Interest Expense	$(4,508,783)	$(55,443)	$(7,420,235)	$(134,083)
(a)The Company does not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 for further details.

Assets, at June 30, 2022, by energy operations and cryptocurrency operations totaled $57,499,986 and $297,770,158, respectively. Assets at June 30, 2021, by energy operations and cryptocurrency operations totaled $9,613,610 and $134,821,405, respectively.

	June 30, 2022			June 30, 2021
	Energy Operations	Cryptocurrency Operations	Total	Energy Operations	Cryptocurrency Operations	Total
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Cash	$364,653	$32,622,528	$32,987,181	$3,060,035	$40,654,745	$43,714,779
Digital currencies	—	352,092	352,092	—	1,259,215	1,259,215
Digital currencies restricted	—	4,779,895	4,779,895	—	—	—
Accounts receivable	1,791,830	59,889	1,851,719	416,563	360,057	776,620
Due from related party	848,150	—	848,150	—	—	—
Prepaid Insurance	—	2,356,411	2,356,411	—	—	—
Inventory	3,605,533	—	3,605,533	319,821	—	319,821
Other current assets	1,586,133	147,774	1,733,907	65,621	135,000	200,621
Security Deposits	227,369	121,519	348,888	—	—	—
Equipment Deposits	—	66,472,016	66,472,016	—	78,688,465	78,688,465
Property, plant and equipment, net	47,137,360	190,836,595	237,973,955	5,536,407	13,723,923	19,260,330
Land	1,727,000	21,439	1,748,439	29,919	—	29,919
Bonds	211,958	—	211,958	185,245	—	185,245
	$57,499,986	$297,770,158	$355,270,144	$9,613,610	$134,821,405	$144,435,015
NOTE 13 – STOCK-BASED COMPENSATION
On October 19, 2021, the board of directors of the Company (the "Board") and the stockholders of the Company approved a new long-term incentive plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, RSUs, PSUs, dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including the Company's named executive officers, with those of its stockholders. The New LTIP reserved 4,752,000 shares of Class A common stock that may be issued or used for reference purposes or with respect to which awards may be granted. In addition, pursuant to the New LTIP, the 313,517 remaining shares of Class A common stock under the prior long-term incentive plan that was effective April 28, 2021, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. As of the effective date of the New LTIP, the Company now grants all equity-based awards under the New LTIP.

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

The RSUs are subject to restrictions on transferability, risk of forfeiture and other restrictions imposed by the Compensation Committee of the Board (the "Compensation Committee"). Settlement of vested RSUs will occur upon vesting or upon expiration of the deferral period specified for such RSUs by the Compensation Committee (or, if permitted by the Compensation Committee, as elected by the Participant). RSUs may be settled in cash or a number of shares of stock (or a combination of the two), as determined by the Compensation Committee at the date of grant or thereafter. As of

June 30, 2022, 1,429,407 RSUs were awarded to 146 employees with a weighted average grant date fair market value of $4.04 that vest over three years.

Stock-Based Compensation

Stock compensation expense was $3,152,629 and $5,745,625 for the three and six months ended June 30, 2022, respectively, and $269,932 for both the three and six months ended June 30, 2021. There is no tax benefit related to stock compensation expense due to a full valuation allowance on net deferred tax assets at June 30, 2022.
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2022 and 2021, from the following categories:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Restricted stock awards under the Plan	$876,275	$—	$1,214,957	$—
Stock option awards under the Plan	2,276,354	269,932	4,530,667	269,932
Total stock-based compensation	$3,152,629	$269,932	$5,745,625	$269,932

Incentive Plan Stock Options

The following are the weighted average assumptions used in calculating the fair value of the total stock options granted in 2022 using the Black-Scholes method.

June 30, 2022
Weighted-average fair value of options granted	$10.21
Expected volatility	126.20%
Expected life (in years)	5.81
Risk-free interest rate	1.78%
Expected dividend yield	0.00%
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
As of June 30, 2022, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of operations was approximately $18,450,130 and the weighted-average period over which these awards are expected to be recognized is 2.05 years.

There were 3,476,615 outstanding shares as of June 30, 2022. The following table summarizes the stock option activity (as adjusted) under the plans for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,379,083	$8.91	9.61	$30,906
Granted	97,532	$10.61	$—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	—	$—	—	$—
Outstanding at June 30, 2022	3,476,615	$8.96	9.13	$—
Shares vested and expected to vest	3,476,615	$8.96	9.13	$—
Exercisable as of June 30, 2022	1,020,489	$8.76	9.09	$—
Exercisable as of June 30, 2021	—	$—	—	$—
RSU and PSU Awards
A summary of the Company's RSU activity in the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	60,737	$24.33
Vested	(15,710)	$7.50
Granted	1,679,407	$4.04
Forfeited	—	$—
Unvested at June 30, 2022	1,724,434	$4.83
The value of RSU grants are measured based on their fair market value on the date of grant and amortized over their respective vesting periods. As of June 30, 2022, there was approximately $5,858,001 of unrecognized compensation cost related to unvested RSU rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.97 years.
The total intrinsic value of RSUs that vested and were released during the three and six month periods ended June 30, 2022 was $53,776 and $117,868, respectively. No RSUs vested during the three and six month periods ended June 30, 2021.
On April 28, 2022 the Company's Chief Financial Officer was granted 250,000 PSUs that will begin vesting in October, 2022.
NOTE 14 – STOCK ISSUED UNDER MASTER FINANCING AGREEMENTS AND WARRANTS
Stock Issued as part of an Equipment Financing Agreement
Arctos Credit LLC (NYDIG)
On June 25, 2021, SDM (i.e. "the Company") entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement”). As part of this agreement, NYDIG was issued a total of 126,274 shares of common stock of Stronghold Inc. The effective date of this issuance was as of the commencement date of the agreement. On July 2, 2021, the Company received two separate loans, against the $34,481,700, totaling $24,157,178 (net of debt issuance fees). The loans each have a maturity date of July 23, 2023, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum. On January 31, 2022, the Company amended the master equipment financing agreement with an affiliate of Arctos Credit, LLC to allow for a Maximum Advance Amount of $37,341,978. On February 1, 2022, the Company received two separate loans, against the $37,341,978, totaling

$12,117,903 (net of debt issuance fees). The loans each have a maturity date of April 25, 2023 and October 25, 2023, respectively, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum.

As of June 30, 2022, the fair value at the date of issuance (i.e.- June 25, 2021) of the 126,274 common shares or $1,389,888 is presented on the balance sheet as debt discounts that offset the net proceeds of the loans; and is being amortized using the straight-line method over the terms of the loans (refer to Note 6 – Long-Term Debt for further details). For the six months ended June 30, 2022, the Company recorded amortized costs in the amount of $347,472 related to the stock issued debt discounts. That amount is included in interest expense.

In addition, the agreement stipulates a "Standby Fee" if, prior to August 15, 2021, the Company has failed to take advances from NYDIG equal to the total agreement amount of $37,341,978. The Standby Fee is calculated as 1.75% times the remaining principal that has not been borrowed; or zero as of June 30, 2022. As a result, the Company has not paid a Standby Fee during the six months ended June 30, 2022. That amount is included in interest expense.
MinerVa Semiconductor Corp
As discussed in Note 8 – Contingencies and Commitments, the Company on April 2, 2021, entered into a purchase agreement with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment with a total terahash to be delivered equal to 1.5 million terahash (total terahash). In the exchange for the delivery of the total terahash, MinerVa will be granted 443,848 shares of Stronghold Inc. As discussed in Note 8, not all miners have been delivered but the Company is committed to take all future deliveries. The final delivery is after June 30, 2022; thus, the shares are deemed as not yet issued as of June 30, 2022.
Warrants

Private Placement Purchase Agreement

On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were offered and sold in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder for aggregate consideration of $27 million.

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022 (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

WhiteHawk Finance LLC
On June 30, 2021, Equipment LLC entered into a $40,000,000 promissory note (the “WhiteHawk Promissory Note”) with WhiteHawk (the “Lender”). The note has a maturity date of June 23, 2023, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On June 30, 2021, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC issued 181,705 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.
The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.
The fair value for the warrants, as of the issuance date, is $1,999,396 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $40,000,000 are allocated to the WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the six months ended June 30, 2022, the Company has recorded amortized debt discount, related to the warrants, in the amount of $499,849, which is included in interest expenses.

On March 28, 2022, Equipment LLC entered into a $25,000,000 promissory note (the “Second WhiteHawk Promissory Note”) with the Lender. The note has a maturity date of March 31, 2024, where the full outstanding principal amount of the note is due and payable. Interest for the note is set at 10% per annum. On March 28, 2022, Equipment LLC also entered into a Stock Purchase Warrant agreement with the Lender, where Equipment LLC issued 125,000 warrants to purchase shares of Class A common stock of Equipment LLC to the Lender.

The warrants are exercisable by the Lender at any time during a ten-year term at $0.01 per share of common stock. The warrants are legally detachable and can separately be exercised.

The fair value for the warrants, as of the issuance date, is $1,150,000 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $25,000,000 are allocated to the Second WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the six months ended June 30, 2022, the Company has recorded amortized debt discount, related to the warrants, in the amount of $143,750, which is included in interest expenses.
B. Riley Securities, Inc.
On each of April 1, 2021 and May 14, 2021, Stronghold Inc. entered into a warrant agreement with American Stock Transfer & Trust Company. B. Riley Securities, Inc. acted as the Company’s placement agent in connection with the Private Placements. In connection therewith, the Company issued B. Riley Securities, Inc. (i) a five-year warrant to purchase up to 97,920 shares of Series A Preferred Stock at a per share exercise price of $8.68 and (ii) a five-year warrant to purchase up to 18,170 shares of Series B Preferred Stock at a per share exercise price of $11.01. In each case the exercise price was equal to the respective private placement per share price. B. Riley Securities, Inc. and its affiliates purchased 439,200 and 91,619 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, at the same private placement per share price.
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
On April 1, 2021, the Company recorded a liability of $631,897, and as a debt issuance cost against the Preferred Shares. As of June 30, 2022, the fair value of this liability is zero.
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
On May 14, 2021, the Company recorded a liability of $148,575, and as a debt issuance cost against the Mezzanine Equity (see Note 15 – Redeemable Common Stock). As of June 30, 2022, the fair value of this liability is zero.

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
Further, pursuant to the Series A Private Placement, Stronghold Inc., the investors in the Series A Private Placement and key holders entered into a Right of First Refusal Agreement ("ROFR Agreement"). Under the ROFR Agreement, the key holders agreed to grant a right of first refusal to Stronghold Inc. to purchase all or any portion of capital stock of Stronghold Inc., held by a key holder or issued to a key holder after the date of the ROFR Agreement, not including any shares of Series A Preferred Stock or common stock issued or issuable upon conversion of the Series A Preferred Stock. The key holders also granted a right of first refusal to the investors in the Series A Private Placement to purchase all or any eligible capital stock not purchased by Stronghold Inc. pursuant to its right of first refusal.
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

On October 22, 2021 (the closing date of the IPO), the net proceeds from the 9,792,000 shares of the Series A Preferred Stock and the 1,816,994 shares of the Series B Preferred Stock were converted to shares of Class A common stock on a one-for-one share basis at a par value of $0.0001 per share. As of June 30, 2022, these shares are no longer reported as redeemable common stock.
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

Class V Common Stock
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
Class V common stock represents 56.1% ownership of Stronghold LLC. where the original owners of Q Power have economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares.
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
Class V common stock is classified as redeemable common stock in the unaudited condensed consolidated balance sheet as, pursuant to the Stronghold LLC Agreement, the Redemption Rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors that determine whether to make a cash payment upon a Stronghold Unit Holder’s exercise of its Redemption Right. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of June 30, 2022.

The Company recorded redeemable common stock as presented in the table below:

	Non- controlling Interest (1)	Series A		Series B		Common - Class V
		Preferred Shares	Amount	Preferred Shares	Amount	Shares	Amount	Total
Balance - December 31, 2021	$—			—	$—	27,057,600	$301,052,617	$301,052,617
Net loss - January 1 to June 30, 2022							(40,702,092)	(40,702,092)
Maximum redemption right valuation							(213,110,622)	(213,110,622)
Balance- June 30, 2022	$—	—	$—	—	$—	27,057,600	$47,239,903	$47,239,903
_______________
1Refer to Note 16 – Non-controlling Interest for further discussions.
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

Class V Common Stock represents 56.1% ownership of Stronghold LLC, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares.

The following summarizes the mezzanine equity adjustments pertaining to the non-controlling interest from April 1, 2021 through June 30, 2022:

Temporary Equity Adjustments
Balance - April 1, 2021 (1)	$(2,877,584)
Net losses for the three months ended June 30, 2021	(2,235,219)
Maximum redemption right valuation (2)	172,774,052
Balance - June 30, 2021	$167,661,249
Net losses for the three months ended September 30, 2021	(4,328,460)
Adjustment of mezzanine equity to redemption amount (3)	79,669,600
Balance - September 30, 2021	$243,002,389
Net losses for the three months ended December 31, 2021	(8,594,196)
Adjustment of temporary equity to redemption amount (4)	66,644,424
Balance - December 31, 2021	$301,052,617
Net losses for the three months ended March 31, 2022	(18,125,837)
Adjustment of temporary equity to redemption amount (5)	(110,222,560)
Balance - March 31, 2022	$172,704,220
Net losses for the three months ended June 30, 2022	(22,576,255)
Adjustment of temporary equity to redemption amount (6)	(102,888,062)
Balance - June 30, 2022	$47,239,903

1 As of the date of reorganization- refer to Note 1 – Business Combinations
[2] Based on 27,057,600 Class V Common stock outstanding at $6.39 issuance price as of April 1, 2021
[3] Based on 27,057,600 Class V Common stock outstanding at $9.33 fair valuation price as of September 30, 2021
[4] Based on 27,057,600 Class V Common stock outstanding at $11.99 fair valuation price as of December 31, 2021, using a 10-day variable weighted average price ("VWAP") of trading dates; including the closing date

[5] Based on 27,057,600 Class V Common stock outstanding at $7.72 fair valuation price as of March 31, 2022, using a 10-day VWAP of trading dates; including the closing date
[6] Based on 27,057,600 Class V Common stock outstanding at 1.75 fair valuation price as of June 30, 2022, using a 10-day VWAP of trading dates; including the closing date
Common Units
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

The following summarizes the permanent equity adjustments pertaining to the non-controlling interest from November 2, 2021 (date of issuance) through June 30, 2022:

Permanent Equity Adjustments
Balance - November 2, 2021 [1]	$38,315,520
Net losses	(645,359)
Balance - December 31, 2021	$37,670,161
Net losses	(771,800)
Balance - March 31, 2022	$36,898,361
Net losses	(961,300)
Balance - June 30, 2022	$35,937,061

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the three months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net Loss (1)	$(40,238,575)	$(3,243,009)	$(72,544,990)	$(3,481,965)
Less: net losses attributable to non-controlling interests	$(23,537,555)	$(2,235,218)	$(42,435,192)	$(2,402,488)
Net loss attributable to Class A common shareholders	$(16,701,021)	$(1,007,791)	$(30,109,798)	$(1,079,477)
Denominator
Weighted average shares of Class A common shares outstanding	20,341,061	8,137	20,274,672	8,137
Basic net loss per share	$(0.82)	$(123.86)	$(1.49)	$(123.86)
(1)Basic and diluted earnings per share of Class A common stock is presented for the period from January 1, 2022 to June 30, 2022.

Securities that could potentially dilute losses per share in the future that were not included in the computation of diluted loss per share at June 30, 2022 because their inclusion would be anti-dilutive are as follows:

June 30, 2022
Series A preferred units not yet exchanged for Common A shares	1,152,000
Class V common shares not yet exchanged for Class A common shares	27,057,600
Total	28,209,600
NOTE 18 – RENEWABLE ENERGY CREDITS
Starting late in 2021 and for the six months ended June 30, 2022, the Company has significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative periods ended June 30, 2021. As a result, the Company's usage of coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, significantly increased. DEBM acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized based on this open market measured by consumer demands. The Company records an offset to fuel costs when RECs are sold to third parties.

RECs offset against the costs of fuel operating costs were $2,068,960 and $2,601,230 for the three and six months ended June 30, 2022, respectively, $576,205 and $789,986 for the three and six months ended June 30, 2021 respectively.
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
The Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net losses - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	$(1,408,471)
NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplementary cash flows disclosures as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Acquisition of PP&E included in accrued expenses	$43,102,870	$—
Reclassifications from deposits to PP&E	$3,473,096	$—
Equipment financed with debt	$59,537,733	$39,843,722
Interest Paid on Equipment Financings	$2,071,167	$134,083
Supplementary non-cash financing activities as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Issued as part of equipment debt financing:
Warrants - WhiteHawk	$1,150,000	$1,999,396
Common Class A shares- NYDIG	—	1,389,888
Warrants issued as part of stock registrations- B. Riley Warrants	—	780,472
Series A redeemable and convertible preferred stock units- Aspen Interest buyout	—	5,000,000
Warrants issued as part of convertible note	6,604,881	—
Premium Financing	523,076	—
Total	$8,277,957	$9,169,756
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

NOTE 22 – PROVISIONS FOR INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2022 was zero, resulting in an effective income tax rate of zero. The provisions for income taxes for the twelve months ended December 31, 2021 and six months ended June 30, 2021 were also zero, resulting in effective income tax rates of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and six months ended June 30, 2022 is primarily due to pre-tax loss attributable to the non-controlling interest and due to maintaining a valuation allowance against the Company’s deferred tax assets. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the twelve months ended December 31, 2021 and the six months ended June 30, 2021 was primarily due to pre-tax losses attributable to the non-controlling interest and to the period prior to the Reorganization (i.e., prior to the incorporation of Stronghold Inc.), and due to maintaining a valuation allowance against the Company’s deferred tax assets. Prior to the Reorganization, Scrubgrass and Stronghold Power were pass-through or disregarded entities for income tax purposes such that any taxable income or loss was included in the income tax returns of their owners. Accordingly, no income tax provision was recorded in the Company’s financial statements for the three months ended March 31, 2021.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred tax assets, as required by applicable accounting standards (ASC 740). In light of the criteria under ASC 740 for recognizing the tax benefit of deferred tax assets, the Company maintained a valuation allowance against its federal and state deferred tax assets as of December 31, 2021 and through June 30, 2022.

NOTE 23 – PREPAID INSURANCE

As of June 30, 2022 and 2021, the Company had an unamortized prepaid insurance balance of $2,356,411 and zero, respectively. The June 30, 2022 unamortized balance consists of $2,074,562 to cover directors and officers including corporate reimbursement (the "D&O Policy"); and various commercial property and risk coverages totaling $281,849.

The D&O Policy was a financed premium (refer to Note 29 – Premium Financing Agreement) in the amount of $6,890,509 less a $1,378,102 down payment. The term of the policy is 12 months and expires October 19, 2022. The monthly amortization to insurance expense is $574,209 per month. The commercial property and risk coverages vary in policy term expirations and are renewable on an annual basis.

NOTE 24 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Legal & Professional Fees	848,146	1,457,727
Payroll & Taxes	—	73,819
Shipping & Handling	2,800	230,779
Interest expense	1,217,652	79,267
Sales & Use Taxes	6,207,700	2,609,664
Upcharge penalties reserve	420,126	420,126
Rent	162,797	—
Accrued miscellaneous expenses	52,937	182,575
Lease Expense[1]	2,594,640	—
Cryptocurrency Machines & Powering Supplies	1,413,331	—
Total	$12,920,128	$5,053,957
1 – Lease expense includes the profit shared in accordance with our Hosting Services Agreement discussed in Note 28 – Hosting Services Agreement. Lease expense is recorded in Operations and maintenance expense on the consolidated statements of operations.

NOTE 25 – ACQUISITION

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

Furthermore, on November 5, 2021, the Company entered into a Registration Rights Agreement with Panther Creek Reclamation, whereby the Company agreed to register the 1,152,000 shares of Class A common stock that may be received upon a redemption by Panther Creek. Refer to Note 16 – Non-controlling Interest for further details.

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
As a result of the embedded price floor and cap mechanisms, this transaction is considered as a compound derivative instrument which is required to be presented at fair value and is subject to remeasurement each reporting period. The Company has not formally designated this instrument as a hedge and such the change in fair value is recorded in earnings as "Changes in fair value of forward sale derivative".
To determine the fair value of the compound derivative instrument, the Company uses a Black-Scholes option pricing model to assess the combined net value of the embedded call feature and the embedded put feature. The Company will continue to update the fair value of the derivative instrument until the contract is settled.
As of June 30, 2022, the Company recognized a current liability of $4.65 million, which includes the prepaid portion of $7.97 million received at the transaction date; and $3.32 million of changes in fair value of derivatives. On July 27, 2022 the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.

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

NOTE 28 – HOSTING SERVICES AGREEMENT

On August 17, 2021, Stronghold LLC entered into a Hosting Services Agreement with Northern Data PA, LLC ("Northern Data") whereby Northern Data will construct and operate a colocation data center facility located on the Scrubgrass Plant (as defined below) (the "Hosting Agreement"), the primary business purpose of which will be to provide hosting services and support cryptocurrency miners. In October 2021, the final deposit owed to Northern Data was paid, and Northern Data has started delivering the 9,900 miners committed in the Hardware and Purchase Agreement dated April 14, 2021. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete. In addition, the Company has executed additional hardware agreements with Northern Data as described in Note 8 – Contingencies and Commitments - "Supplier Purchase Agreements".
On August 10, 2022, the Company and Northern Data terminated the provision of the restructured Hosting Agreement related to the additional 2,675 miners and the Company shall neither make payment for such additional miners nor obtain title to such additional miners.
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

NOTE 29 – PREMIUM FINANCING AGREEMENT

Effective October 21, 2021, the Company entered into a director and officer insurance policy with annual premiums totaling $6,900,000. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1,400,000 down payment, with the remaining $5,500,000 plus interest paid over nine months. Monthly payments of $621,300 started November 21, 2021 and end July 21, 2022. As of June 30, 2022, the premiums were paid in full.
Effective April 29, 2022, the Company entered into a commercial property insurance policy with annual premiums totaling $523,076. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC, over a term of eleven months, with an annual interest rate of 5.99%, that finances the payment of the total premiums owed. The agreement requires a $44,793 down payment, with the remaining $478,283 plus interest paid over eleven months. Monthly payments of $44,793 started May 29, 2022 and end March 29, 2023. As of June 30, 2022, the unpaid balance is $393,260.

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

On March 28, 2022, Equipment LLC and WhiteHawk entered into the Second WhiteHawk Amendment to remove all MinerVa miners from the collateral package in exchange for other miners and to increase the Total Advance by an additional $25 million.

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
The Company paid compensation to the non-employee directors totaling $64,370 and $275,843 during the three and six months ended June 30, 2022, respectively, but the latter amount was reduced to a net $200,843 after reversing the December 31, 2021 accrual.
This plan requires payment of compensation in arrears, so the Company accrued $75,000 in compensation costs as of December 31, 2021 for the periods after October 19, 2021 (the eligibility date of this plan) through December 31, 2021. In the quarter ended March 31, 2022, the Company paid the $75,000 accrued as of December 31, 2021.

NOTE 32 – CONVERTIBLE NOTE

On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to Purchasers, and Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were offered and sold in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder for aggregate consideration of $27.0 million.

In connection with the 2022 Private Placement, the Company undertook to negotiate with the Purchasers, and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the 2022 Private Placement, the terms of a new series of preferred stock (the “Series C Preferred Stock”).

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to the Warrant Agreement (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

The issuance of the Convertible Note is within the scope of ASC 480-10 and thus has been measured at fair value as described in ASC 480-10-30-7 and will be remeasured each reporting period as described in paragraph 480-10-25-8. Additionally, under the guidance provided by ASC 815-40-15-7 it has been determined that the warrants are indexed to the Company's stock. The warrants will initially be recorded at their fair value and recorded in equity.

NOTE 33 – SUBSEQUENT EVENTS
Management has evaluated events and transactions subsequent to the balance sheet date through the date of this report (the date the financial statements were available to be issued) for potential recognition or disclosure in the financial statements. Except as disclosed in the following sections, management has not identified any items requiring recognition or disclosure.

WhiteHawk Refinancing Agreement

On August 16, 2022, we entered into a commitment letter (the “Commitment Letter”) with WhiteHawk to provide for committed financing to refinance the WhiteHawk Financing Agreement and provide up to $20 million in additional commitments (such additional commitments, the “Delayed Draw Facility”) for an aggregate loan not to exceed $60.0 million. Such loans under the Delayed Draw Facility will be available to be drawn for 180 days from the closing date of the WhiteHawk Refinancing Agreement (as defined below). The financing contemplated by the Commitment Letter (such financing, the “WhiteHawk Refinancing Agreement”) will be entered into by Stronghold LLC as Borrower (the “Borrower”) and secured by substantially all of the assets of the Company and its subsidiaries and will be guaranteed by the Company and each of its subsidiaries. The WhiteHawk Refinancing Agreement will require equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement will have customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and will contain customary events of default. The WhiteHawk Refinancing Agreement will contain a covenant requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023 and (iv) 4.0:1.0 for each quarter ending thereafter.The initial closing of the WhiteHawk Refinancing Agreement will be subject to customary closing conditions. In addition, the initial closing of the WhiteHawk Refinancing Agreement will subject to the full extinguishment and termination of all of the NYDIG Debt (as defined below) and other obligations of the Company and its affiliates under the NYDIG Agreements (as defined below), whether pursuant to the Asset Purchase Agreement (as defined below) or otherwise.

The borrowings under the WhiteHawk Refinancing Agreement will mature 36 months after the closing date of the WhiteHawk Refinancing Agreement and will bear interest at a rate of Secured Overnight Financing Rate plus 10%. The loans under the Delayed Draw Facility will be issued with 3% “original issue discount” on all drawn amounts, payable when such amounts are drawn, and undrawn commitments thereunder will incur a commitment fee, paid monthly, equal to 1% per annum. Amounts drawn on the WhiteHawk Refinancing Agreement will be subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. In addition, Borrower has agreed to pay an alternate transaction fee to WhiteHawk in the event that (x) WhiteHawk Refinancing Agreement does not close on or before October 31, 2022, (y) the initial funding under the WhiteHawk Financing Agreement does not occur on or before October 31, 2022 or (z) Borrower or any of its affiliates utilize any debt or equity financing other than the WhiteHawk Refinancing Agreement to refinance the existing indebtedness owed to Whitehawk. We agreed to issue a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 2,000,000 shares of Class A common stock at $0.01 per share.

NYDIG Asset Purchase Agreement

On August 16, 2022, the Company, Stronghold LLC, SDM and Stronghold Digital Mining BT, LLC, a Delaware limited liability company (“Digital Mining BT, and together with SDM, the “APA Sellers” and, together with the Company and Stronghold LLC, the “APA Seller Parties”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NYDIG, formerly known as Arctos Credit, LLC, and The Provident Bank, a Massachusetts savings bank (“BankProv” and together with NYDIG, “Purchasers” and each, a “Purchaser”).

Pursuant to the Arctos/NYDIG Financing Agreement and the Second NYDIG Financing Agreement (collectively, the
“NYDIG Agreements”), certain miners are pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties have agreed to sell, and the Purchasers (or their respective designee) have agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest, and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). The Sellers have agreed to clean, service, package, ship and deliver the APA Collateral, and to bear the costs associated with such activities. Following (i) delivery of the APA

Collateral pursuant to the Purchasers or their designees to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt will be assigned to the Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”). A Settlement is subject to certain conditions, including the delivery of certain milestone schedules to a master bill of sale and the completion of an inspection of the APA Collateral by the Purchasers, and, in the event of certain failures to satisfy the inspection conditions, the obligation of the Company to replace such APA Collateral with comparable assets, provided that such obligation only applies once the aggregate value of such APA Collateral exceeds $426,183.02 (with $173,650.68, with respect to BankProv, and $252,532.33, with respect to NYDIG).

Prior to the date on which (i) APA Seller Parties first breaches a material obligation under the Asset Purchase Agreement, (ii) to the date on which the Asset Purchase Agreement is terminated or if a Seller elects not to sell any or all of its APA Collateral, or (iii) an insolvency or liquidation proceeding is commenced by or against the APA Sellers (the “Non-Interference Period”), the Purchasers have agreed not to foreclose on any of the APA Collateral under such NYDIG Agreements. The APA Seller Parties also granted certain indemnification rights to the Purchasers. The Asset Purchase Agreement also provides for certain termination rights.

Pursuant to the Asset Purchase Agreement, the Seller Parties have granted a release from certain claims arising out of or in connection with the Asset Purchase Agreement and the transactions contemplated thereunder. Further, except for the payment of accrued but unpaid interest through the date of signing of the Asset Purchase Agreement, prior to the earlier of
(i) the termination of the Asset Purchase Agreement, (ii) the end of the Non-Interference Period, or (iii) a Seller electing not to sell any of its APA Collateral required to be sold at a settlement, the Sellers will not be required to make payments pursuant to the NYDIG Agreements (although interest shall accrue but not be due and payable) and each Purchaser, in its capacity as the respective lender under the NYDIG Agreements, will not exercise any remedies available as a lender or declare any event of default as a result of the Sellers taking any actions required or directly contemplated by the Asset Purchase Agreement.

As a result of this transaction, the Company expects to incur a loss of approximately $21 million in the third quarter of 2022.

Private Placement Amendment

On August 16, 2022, the Company entered into an amendment to the note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company will continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023 and February 2023. The Company may elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.

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
•our ability to maintain our relationships with our third-party brokers and our dependence on their performance;
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

We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, the COVID-19 pandemic and the other risks described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, each as filed with the U.S. Securities and Exchange Commission (the "SEC"), and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, each as filed with the U.S. Securities and Exchange Commission (the "SEC"), and this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K, or first quarter 2022 Form 10-Q.

Overview
We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly own and operate two low-cost, environmentally-beneficial coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and currently has the capacity to generate approximately 83.5 megawatts ("MW") of electricity (the "Scrubgrass Plant") and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November of 2021 and which has the capacity to generate approximately 80 megawatts ("MW") of electricity (the "Panther Creek Plant"), each of which is as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. Owning our own source of power helps us to produce Bitcoin at one of the lowest prices among our publicly traded peers. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Bitcoin Mining Growth
During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. We have been expanding our mining operations since such date. As of June 30, 2022, we operated approximately 32 thousand cryptocurrency mining computers (known as “miners”) with hash rate capacity of approximately 3.0 EH/s. As of June 30, 2022, we had entered into definitive agreements with multiple suppliers to deliver approximately 10 thousand additional miners with capacity of approximately 1.0 EH/s through the end of 2022. We intend to house our miners at the Scrubgrass Plant and the Panther Creek Plant data centers. On August 16, 2022, the Company agreed to sell approximately 26 thousand NYDIG-secured Bitcoin miners to NYDIG, fewer than 19 thousand of which were installed as of August 16, 2022, to NYDIG in exchange for the NYDIG Debt (as defined below). Refer to Note 33 – Subsequent Events.

Acquisitions
On March 3, 2021, Stronghold Digital Mining LLC (“SDM”) entered into a non-binding letter of intent (the “Olympus LOI”) with Olympus Power, LLC (together with its affiliates, "Olympus")for the purchase of (i) the ownership interest in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”) held by Aspen Scrubgrass Participant, LLC (the “Aspen Interest”), (ii) the Panther Creek Plant, and (iii) a third coal refuse power generation facility (the "Third Plant").
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
Miner Sales Agreement
During the second quarter of 2022, the Company entered into multiple miner sales agreements with multiple buyers. The Company previously disclosed its effort to optimize its Bitcoin miner fleet through its sale of 3,425 miners (approximately 411 PH/s) with a historical carrying value of $21.9 million, or $50.70 per TH/s. The Company recognized a loss of approximately $8.0 million on these miners during the second quarter of 2022. The Company undertook these sales due to its priorities of improving its liquidity position and improved returns over growth. The loss was recorded in Realized gain (loss) on sale of miner assets on the consolidated statements of operations. The various buyers paid the Company an aggregate of $13.8 million up front and took over the remaining installment payment obligations upon transfer of the contract, relieving the Company of the outstanding purchase obligation.

Reorganization
On April 1, 2021, we effected the corporate reorganization described in Note 1 – Business Combinations in the notes to our financial statements.

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

Scrubgrass Plant

During the fourth quarter of 2021 and continuing into the second quarter of 2022, the Scrubgrass Plant had downtime that was greater than anticipated, driven largely by mechanical failures. The upgrades and maintenance that are necessary have taken longer and are more extensive than originally anticipated. We expect these investments to be completed in the second half of 2022. Once finished, the Scrubgrass Plant is expected to be operational at nameplate capacity with high uptime and low operating costs.

During the first half of 2022, higher than anticipated requirements from PJM Interconnection LLC (“PJM”) resulted in unplanned and extended outages of our mining operations at the Scrubgrass Plant, diverting capacity away from our mining operations at a time that was not economical for our business strategy. These diversions of power away from our mining operations during the first and second quarters had a material adverse effect on our business, financial condition and results of operations. The Scrubgrass Plant also experienced higher than expected cost capping, as the result of its role as a capacity resource, from PJM which obligated the Scrubgrass Plant to supply power to the PJM grid at pre-set prices in an effort to stabilize PJM grid pricing. Starting in June, Scrubgrass Plant was no longer classified as a capacity resource, and is now an energy resource, which will allow the plant to sell power to the grid at market prices.

In the third quarter of 2022, the Scrubgrass Plant will undergo planned maintenance for approximately seven to ten days, during which time it will not be generating power.

Panther Creek Plant and Data Center

During the second quarter of 2022, the Panther Creek Plant's mining operations were offline for ten days due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million. The operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, and performance below expected levels.

As previously disclosed on the Company's Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million.

In the third quarter of 2022, the Panther Creek Plant will undergo planned maintenance for approximately one week, during which time it will not be generating power.

Bitcoin Price Volatility

The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and has ranged from approximately $18,000 to approximately $48,000 year-to-date as of August 12, 2022. Since the IPO, the price of Bitcoin has dropped over 70%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine.

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

Recent Developments
Northern Data
On August 17, 2021, Stronghold LLC entered into an agreement with Northern Data PA, LLC (“Northern Data”) whereby Northern Data will construct and operate a colocation data center facility located on the Scrubgrass Plant (the “Hosting Agreement”), the primary business purpose of which will be to provide hosting services and support the cryptocurrency miners that we have purchased but not yet received entirely from Northern Data. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete. On August 10, 2022 the Company and Northern Data terminated the provision of the restructured Hosting Agreement related to the additional 2,675 miners and the Company shall neither make payment for such additional miners nor obtain title to such additional miners.

MinerVa

On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. As of June 30, 2022, MinerVa has delivered, refunded cash, or swapped into deliveries of industry leading miners of equivalent value to approximately 7,200 of the 15,000 miners. As of August 12, 2022, the Company has received approximately 8,500 of the miners or equivalent value from MinerVa. We do not know when the remaining MinerVa miners will be received, if at all. As a result, an impairment totaling $12,228,742 was recognized on March 31, 2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement.

Second WhiteHawk Amendment

On March 28, 2022, Equipment LLC and WhiteHawk Finance LLC (“WhiteHawk”) amended the WhiteHawk Financing Agreement (as defined below) for a second time (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total

Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Financing Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032.

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

McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs Scrubgrass Generating Company, L.P.

On May 9, 2022, an award in the amount of $5.0 million plus interest computed as of May 15, 2022 in the amount of $0.8 million was issued in favor of the McClymonds Supply & Transit Company, Inc. in the previously disclosed dispute over a trucking contract between the claimant and our subsidiary. The two managing members of Q Power, LLC, our primary Class V shareholder, have agreed to and begun to pay the full amount of the award such that there will be no effect on the financial condition of the Company.

WhiteHawk Refinancing Agreement

On August 16, 2022, we entered into a commitment letter (the “Commitment Letter”) with WhiteHawk to provide for committed financing to refinance the WhiteHawk Financing Agreement and provide up to $20 million in additional commitments (such additional commitments, the “Delayed Draw Facility”) for an aggregate loan not to exceed $60.0 million. Such loans under the Delayed Draw Facility will be available to be drawn for 180 days from the closing date of the WhiteHawk Refinancing Agreement (as defined below). The financing contemplated by the Commitment Letter (such financing, the “WhiteHawk Refinancing Agreement”) will be entered into by Stronghold LLC as Borrower (the “Borrower”) and secured by substantially all of the assets of the Company and its subsidiaries and will be guaranteed by the Company and each of its subsidiaries. The WhiteHawk Refinancing Agreement will require equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement will have customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and will contain customary events of default. The WhiteHawk Refinancing Agreement will contain a covenant requiring the Borrower and its subsidiaries to maintain a minimum of (x) $7.5 million of liquidity at all times (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023 and (iv) 4.0:1.0 for each quarter ending thereafter. The initial closing of the WhiteHawk Refinancing Agreement will be subject to customary closing conditions. In addition, the initial closing of the WhiteHawk Refinancing Agreement will subject to the full extinguishment and termination of all of the NYDIG Debt (as defined below) and other obligations of the Company and its affiliates under the NYDIG Agreements (as defined below), whether pursuant to the Asset Purchase Agreement (as defined below) or otherwise.

The borrowings under the WhiteHawk Refinancing Agreement will mature 36 months after the closing date of the WhiteHawk Refinancing Agreement and will bear interest at a rate of Secured Overnight Financing Rate plus 10%. The loans under the Delayed Draw Facility will be issued with 3% “original issue discount” on all drawn amounts, payable when such amounts are drawn, and undrawn commitments thereunder will incur a commitment fee, paid monthly, equal to 1% per annum. Amounts drawn on the WhiteHawk Refinancing Agreement will be subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. We agreed to issue a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 2,000,000 shares of Class A common stock at $0.01 per share.

NYDIG Asset Purchase Agreement

On August 16, 2022, the Company, Stronghold LLC, Stronghold Digital Mining LLC, a Delaware limited liability company (“SD Mining”) and Stronghold Digital Mining BT, LLC, a Delaware limited liability company (“SD Mining BT”, and together with SD Mining, the “APA Sellers” and, together with the Company and Stronghold LLC, the “APA Seller Parties”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NYDIG ABL LLC, a Delaware limited liability company formerly known as Arctos Credit, LLC (“NYDIG”), and The Provident Bank, a Massachusetts savings bank (“BankProv” and together with NYDIG, “Purchasers” and each, a “Purchaser”).

Pursuant to the Arctos/NYDIG Financing Agreement and the Second NYDIG Financing Agreement (collectively, the “NYDIG Agreements”), certain miners are pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties have agreed to sell, and the Purchasers (or their respective designee) have agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest, and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). The Sellers have agreed to clean, service, package, ship and deliver the APA Collateral and to bear the costs associated with such activities. Following (i) delivery of the APA Collateral pursuant to the Purchasers or their designees to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt will be assigned to the Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”). A Settlement is subject to certain conditions, including the delivery of certain milestone schedules to a master bill of sale and the completion of an inspection of the APA Collateral by the Purchasers, and, in the event of certain failures to satisfy the inspection conditions, the obligation of the Company to replace such APA Collateral with comparable assets, provided that such obligation only applies once the aggregate value of such APA Collateral exceeds $173,650.68, with respect to BankProv, and $252,532.33, with respect to NYDIG.

Prior to the date on which (i) APA Seller Parties first breaches a material obligation under the Asset Purchase Agreement, (ii) the date on which the Asset Purchase Agreement is terminated or if a Seller elects not to sell any or all of its APA Collateral, or (iii) an insolvency or liquidation proceeding is commenced by or against the APA Sellers (the “Non-Interference Period”), the Purchasers have agreed not to foreclose on any of the APA Collateral under such NYDIG Agreements. The APA Seller Parties also granted certain indemnification rights to the Purchasers. The Asset Purchase Agreement also provides for certain termination rights.

Pursuant to the Asset Purchase Agreement, the Seller Parties have granted a release from certain claims arising out of or in connection with the Asset Purchase Agreement and the transactions contemplated thereunder. Further, except for the payment of accrued but unpaid interest through the date of signing of the Asset Purchase Agreement, prior to the earlier of (i) the termination of the Asset Purchase Agreement, (ii) the end of the Non-Interference Period, or (iii) a Seller electing not to sell any of its APA Collateral required to be sold at a settlement, the Sellers will not be required to make payments pursuant to the NYDIG Agreements (although interest shall accrue but not be due and payable) and each Purchaser, in its capacity as the respective lender under the NYDIG Agreements, will not exercise any remedies available as a lender or declare any event of default as a result of the Sellers taking any actions required or directly contemplated by the Asset Purchase Agreement.
Private Placement Amendment

On August 16, 2022, the Company entered into an amendment to the note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company will continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023 and February 2023. The Company may elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.

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

Cryptocurrency Machines

Management has assessed the basis of depreciation of our cryptocurrency machines used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which we generate digital assets and, therefore, consume the economic benefits of our Bitcoin miners, is influenced by a number of factors including the following:

1.The complexity of the Bitcoin mining process which is driven by the algorithms contained within the Bitcoin open-source software;

2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in petahash units); and

3.Technological obsolescence reflecting rapid development in the Bitcoin miner industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs, (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).

We operate in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimate as and when data becomes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its Bitcoin miners are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

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

When determining the transaction price, an entity must consider the effects of all of the following:

•Variable consideration

•Constraining estimates of variable consideration

•The existence of a significant financing component in the contract

•Noncash consideration

•Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the six months ended June 30, 2022, and 2021.

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

The Company has determined that the Bitcoin that are awarded through its Bitcoin mining operations are a current asset and should be accounted for in Cash Flow from Operations due to the fact that it has been selling coins on a regular basis in order to fund Operations. As such, any changes in the balance of the current asset account, including those resulting from mining revenue, sales of Bitcoin and any associated gains and losses, and impairments, should be accounted for in Operations as opposed to Investing, where sales of Bitcoin had appeared previously.

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

Providing computing power in Bitcoin miners is an output of our ordinary activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time we have earned the award from the pools. The consideration is not variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration we will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

We are not required to perform an impairment analysis (i.e., test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. We have assessed the need for an impairment write-down only if an indicator of impairment (e.g., a significant decrease in the market value of a long-lived asset (group)) is present. The Company performed an impairment test on its long-lived assets and $4,990,000 was recognized as expenses for both the three and six months ended June 30, 2022. No impairment indicators existed as of the three and six months ended June 30, 2021 that would require impairment testing of our long-lived assets.

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

We also use derivative instruments to mitigate the risks of Bitcoin market pricing volatility. We entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. This contract settles in September 2022. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The change in fair value is recorded as changes in fair value of forward sale derivative as part of earnings.

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

As of June 30, 2022 and December 31, 2021, we maintained a valuation allowance on our deferred tax assets. The valuation allowance remains in place based on the uncertainty of future events, including the Company’s ability to generate future taxable income in light of its recent losses, and management considered this and other factors in evaluating the realizability of our deferred tax assets. Any changes in the positive or negative evidence evaluated when determining if our deferred tax assets will be realized could result in a material change to our consolidated financial statements.

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
Stronghold Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor was treated as a partnership for U.S. federal income tax purposes, and as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. Due to cumulative and current losses as well as an evaluation of other sources of income as outlined in ASC 740, management has determined that the utilization of our deferred tax assets is not more likely than not, and therefore we have recorded a valuation allowance against our net deferred tax assets. Management continues to evaluate the likelihood of the Company utilizing its deferred taxes, and while the valuation allowance remains in place, we expect to record no deferred income tax expense or benefit. Should the valuation allowance no longer be required, the 21% statutory federal income tax rate as well as state and local income taxes at their respective rates will apply to income allocated to Stronghold Inc.

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

Results of Operations
Highlights of our consolidated results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 include:

Operating Revenue

Revenue increased $25.0 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to a $18.9 million increase in cryptocurrency mining revenue from deploying additional miners, and a $5.6 million increase in energy revenue driven by higher prevailing power prices per MW and higher MW generation as a result of the November 2021 Panther Creek Acquisition. Capacity revenue also increased $1.1 million due to the Panther Creek Acquisition.

Revenue increased $50.0 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to a $36.6 million increase in cryptocurrency mining revenue from deploying additional miners, and a $12.0 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation as a result of the November 2021 Panther Creek Acquisition. Capacity revenue also increased $2.4 million due to the Panther Creek Acquisition.

Operating Expenses

Total operating expenses increased $51.8 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $14.8 million increase in operations and maintenance expense as a result of the November 2021 Panther Creek Acquisition, higher labor and maintenance costs at the Scrubgrass Plant associated with increased plant uptime, and the ramp up of cryptocurrency mining operations including higher lease expenses for our hosting services agreement, (2) a $11.9 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (3) a $8.9 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, (4) a $6.5 million increase in fuel expenses driven by higher MW generation, primarily due to the November 2021 Panther Creek Acquisition, and increased fuel delivery costs from higher diesel prices, and (5) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin. Impairments on digital currencies of $5.2 million were primarily attributable to the June decline in the price of Bitcoin.

Total operating expenses increased $105.5 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $24.7 million increase in operations and maintenance expense driven by major maintenance costs and labor at the Scrubgrass Plant associated with increasing plant uptime, higher costs as a result of the November 2021 Panther Creek Acquisition, and the ramp up of cryptocurrency mining operations including higher lease expenses for our hosting services agreement, (2) a $23.7 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (3) a $18.6 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, (4) a $13.9 million increase in fuel expenses driven by higher MW generation and increased fuel delivery costs from higher diesel prices, and (5) a $12.2 million impairment on equipment deposits for MinerVa miners discussed in Note 4 – Equipment Deposits and Miner Sales and Note 8 – Contingencies and Commitments. Impairments on digital currencies of $7.7 million were primarily attributed to the June decline in the price of Bitcoin. In March 2022, the Company evaluated the MinerVa equipment deposits for impairment and determined an impairment charge of $12.2 million based on lack of miner delivery per agreement. In June 2022, the Company evaluated miner assets and determined an impairment charge of $5.0 million for certain miners attributable to the decline in the price of Bitcoin.

Other Income (Expense)

Total other income (expense) decreased $10.2 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $8.0 million realized loss on the sale of miner assets discussed in Note 4 – Equipment Deposits and Miner Sales, (2) a $4.5 million increase in interest expense on additional financing agreements used to fund the growth of cryptocurrency operations, (3) a $1.7 million realized loss on the disposal of fixed assets, and (4) a $0.8 million increase in other income from the one-time gain on extinguishment of PPP loan, partially offset by (5) a $3.9 million increase from a change in value of the forward sale derivative. See Note 4 – Equipment Deposits and Miner Sales regarding the sale of miner assets. See Note 6 – Long-Term Debt and Note 14 – Stock Issued Under Master Financing Agreements and Warrants in the notes to our financial statements for further information on financing agreements.

Total other income (expense) decreased $13.6 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $8.0 million realized loss on the sale of miner assets, (2) a $7.3 million increase in interest expense on additional financing agreements used to fund the growth of cryptocurrency operations, (3) a $3.4 million increase from a change in value of the forward sale derivative, and (4) a $0.6 million increase in realized losses on the sale of digital currencies. See Note 6 – Long-Term Debt and Note 14 – Stock Issued Under Master Financing Agreements and Warrants in the notes to our financial statements for further information on financing agreements.

Segment Results

The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended,		Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Energy Operations	$8,829,741	$2,173,108	$19,257,731	$4,803,181
Cryptocurrency Operations	20,348,708	2,011,416	38,620,777	3,083,421
Total Operating Revenues	$29,178,449	$4,184,524	$57,878,508	$7,886,602
Net Operating Income/(Loss)
Energy Operations	$(11,731,620)	$(2,570,168)	$(23,828,745)	$(3,785,805)
Cryptocurrency Operations	(18,123,022)	(467,593)	(35,663,263)	(221,239)
Net Operating Income/(Loss)	$(29,854,642)	$(3,037,761)	$(59,492,008)	$(4,007,044)
Other Income, net (a)	$(10,383,933)	$(205,248)	$(13,052,982)	$525,079
Net Income/(Loss)	$(40,238,575)	$(3,243,009)	$(72,544,990)	$(3,481,965)
Depreciation and Amortization
Energy Operations	$(1,326,552)	$(137,904)	$(2,582,653)	$(281,538)
Cryptocurrency Operations	(11,340,748)	(649,827)	(22,404,228)	(1,023,636)
Total Depreciation & Amortization	$(12,667,300)	$(787,731)	$(24,986,881)	$(1,305,174)
Interest Expense
Energy Operations	$(24,547)	$(27,048)	$(56,069)	$(68,306)
Cryptocurrency Operations	(4,484,236)	(28,395)	(7,364,166)	(65,777)
Total Interest Expense	$(4,508,783)	$(55,443)	$(7,420,235)	$(134,083)
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the six months ended June 30, 2022 and 2021 for further details.

Energy Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
OPERATING REVENUES
Energy	$7,129,732	$1,570,966	$5,558,766	$15,492,533	$3,486,822	$12,005,711
Capacity	1,668,001	595,545	1,072,456	3,712,428	1,283,236	2,429,192
Other	32,008	6,597	25,411	52,770	33,123	19,647
Total operating revenues	8,829,741	2,173,108	6,656,633	19,257,731	4,803,181	14,454,550

OPERATING EXPENSES
Fuel - net of crypto segment subsidy[1]	4,752,332	1,825,716	2,926,616	11,559,912	3,601,815	7,958,097
Operations and maintenance	11,122,830	1,796,119	9,326,711	21,469,517	3,093,697	18,375,820
General and administrative	316,563	—	316,563	757,690	—	757,690
Depreciation and amortization	1,326,552	137,904	1,188,648	2,582,653	281,538	2,301,115
Total operating expenses	$17,518,277	$3,759,739	$13,758,538	$36,369,772	$6,977,050	$29,392,722
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	(8,688,536)	$(1,586,631)	(7,101,905)	(17,112,041)	$(2,173,869)	(14,938,172)
Corporate overhead	3,043,084	983,537	2,059,547	6,716,704	1,611,936	5,104,768
NET OPERATING LOSS	$(11,731,620)	$(2,570,168)	$(9,161,452)	$(23,828,745)	$(3,785,805)	$(20,042,940)

INTEREST EXPENSE	$(24,547)	$(27,048)	$2,501	$(56,069)	$(68,306)	$12,237
1 Cryptocurrency operations consumed $3.9 million and $6.5 million of electricity generated by the Energy Operations segment for the three and six months ended June 30, 2022 and $0.4 million and $0.5 million for the three and six months ended June 30, 2021. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues

Total operating revenue increased $6.7 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to a $5.6 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation. Capacity revenue increased $1.1 million as a result of the November 2021 Panther Creek Acquisition. Effective June 1, 2022 through May 31, 2024, both plants strategically reduced their exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM. The Company chose to be an energy resource after achieving its RegA certification, which will reduce monthly capacity revenue and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenue. This also gives our plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. Over the course of 2022, the PJM grid has seen stronger around the clock prices, and stronger daily "peak" prices suggesting tight supply and demand grid conditions. When high power prices call for more electricity to be supplied by our plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both Revenue as well as grid support over time.

Total operating revenue increased $14.5 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to a $12.0 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation. Capacity revenue increased $2.4 million resulting from the November 2021 Panther Creek Acquisition.

Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II Renewable Energy Credits ("RECs"), waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for the crypto asset operations.

Operating Expenses

Total operating expenses increased $13.8 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to the incremental expenses associated with operating the Panther Creek Plant after its

November 2021 acquisition. Operations and maintenance expense increased $9.3 million primarily driven by higher labor, plant maintenance and one-time upgrades. Fuel expenses increased $2.9 million primarily due to higher MW generation resulting from the November 2021 Panther Creek Acquisition and increased fuel delivery costs from higher diesel prices, partially offset by higher costs being allocated to the Cryptocurrency Segment due to higher electric consumption for bitcoin mining operations, and greater REC sales. REC sales of $2.1 million and $0.6 million were recognized as contra-expense to offset fuel expenses for the three months ended June 30, 2022, and 2021, respectively. Depreciation and amortization expense increased $1.2 million primarily due to the Panther Creek Acquisition.

Corporate overhead increased $2.1 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Total operating expenses increased $29.4 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to the incremental operations and maintenance and fuel expenses associated with operating the Panther Creek Plant after its November 2021 acquisition. Operations and maintenance increased $18.4 million primarily driven by payroll, major maintenance and upgrade expenditures. Fuel expenses increased $8.0 million primarily due to higher MW generation resulting from the November 2021 Panther Creek Acquisition and increased fuel delivery costs from higher diesel prices, partially offset by higher costs being allocated to the Cryptocurrency Segment due to higher electric consumption for bitcoin mining operations, and greater REC sales. REC sales of $2.6 million and $0.8 million were recognized as contra-expense to offset fuel expenses for the six months ended June 30, 2022, and 2021, respectively. Depreciation and amortization expense increased $2.3 million primarily due to the Panther Creek Acquisition.

Corporate overhead increased $5.1 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
OPERATING REVENUES
Cryptocurrency mining	$20,227,536	$1,324,645	$18,902,891	$38,431,729	$1,840,903	$36,590,826
Cryptocurrency hosting	121,172	686,771	(565,599)	189,048	1,242,518	(1,053,470)
Total operating revenues	20,348,708	2,011,416	18,337,292	38,620,777	3,083,421	35,537,356

OPERATING EXPENSES
Electricity - purchased from energy segment	3,927,782	402,451	3,525,331	6,458,596	498,706	5,959,890
Operations and maintenance	5,463,926	38,051	5,425,875	6,451,572	111,161	6,340,411
General and administrative	511,058	34,731	476,327	569,545	70,118	499,427
Impairments on digital currencies	5,205,045	375,246	4,829,799	7,711,217	375,246	7,335,971
Impairments on equipment deposits	—	—	—	12,228,742	—	12,228,742
Impairments on miner assets	4,990,000	—	4,990,000	4,990,000	—	4,990,000
Depreciation and amortization	11,340,748	649,827	10,690,921	22,404,228	1,023,636	21,380,592
Total operating expenses	$31,438,559	$1,500,306	$29,938,253	$60,813,900	$2,078,867	$58,735,033
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	(11,089,851)	511,110	(11,600,961)	(22,193,123)	1,004,554	(23,197,677)
Corporate overhead	7,033,171	978,703	6,054,468	13,470,140	1,225,793	12,244,347
NET OPERATING LOSS	$(18,123,022)	$(467,593)	$(17,655,429)	$(35,663,263)	$(221,239)	$(23,197,677)

INTEREST EXPENSE	$(4,484,236)	$(28,395)	$(4,455,841)	$(7,364,166)	$(65,777)	$(7,298,389)
Operating Revenues

Total operating revenues increased by $18.3 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to increased cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and the six-month period ended June 30, 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. The Company's Bitcoin mining operations were awarded 637 coins during the second quarter, a 45% increase versus the 438 Bitcoin it was awarded in the first quarter of 2022. Cryptocurrency hosting revenue decreased by $0.6 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Total operating revenues increased by $35.5 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to increased cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and the six-month period ended June 30, 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. Cryptocurrency hosting revenue decreased by $1.1 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Operating Expenses

Total operating expenses increased by $29.9 million for the three-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to (1) a $10.7 million increase in depreciation and amortization resulting from the deployment of miners and infrastructure assets, (2) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin, (3) a $5.4 million increase in operations and maintenance due to higher lease expenses from the ramp up of the Northern Data Hosting Agreement, purchases of power supplies and labor, (4) a $4.8 million increase in Impairments on digital currencies related to the June 2022 decrease in Bitcoin pricing, and (5) a $3.5 million increase of intercompany electric charges related to the ramp up of cryptocurrency mining operations.

Corporate overhead increased by $6.1 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Total operating expenses increased by $58.7 million for the six-month period ended June 30, 2022, as compared to the same period in 2021, primarily due to (1) a $21.4 million increase in depreciation and amortization resulting from the deployment of miners and infrastructure assets, (2) a $12.2 million impairment on equipment deposits for MinerVa miners, (3) a $7.3 million increase in Impairments on digital currencies primarily related to the June 2022 decrease in Bitcoin pricing, (4) a $6.3 million increase in Operations and maintenance due to higher lease expenses from the ramp up of the Northern Data Hosting Agreement, purchases of power supplies and labor, (5) a $6.0 million increase of intercompany electric charges related to the ramp up of cryptocurrency mining operations, and (6) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin.

Corporate overhead increased by $12.2 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Impairment on Digital Currencies

Impairments on digital currencies of $5.2 million and $7.7 million were recognized for the three and six-months ended June 30, 2022, respectively, as a result of the negative impacts from the crypto coin spot market declines. As of June 30, 2022, the Company held approximately 268 Bitcoin on its balance sheet at carrying value, of which 250 were restricted. The spot market price of Bitcoin was $19,986 as of June 30, 2022, per Coinbase Global Inc.
Interest Expense
Interest expense increased $4.5 million and $7.3 million for the three and six months ended June 30, 2022, as compared to the same period in 2021, primarily due to the borrowings from our WhiteHawk promissory notes and draws against the Arctos/NYDIG Financing Agreement discussed in Note 14 – Stock Issued Under Master Financing Agreements and Warrants in the notes to our financial statements.
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

Our cash needs are primarily for growth through acquisitions, capital expenditures and working capital to support equipment financing and the purchase of additional miners. We have incurred and may continue to incur significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance, and build out costs associated with equipping such facilities to house miners to mine Bitcoin.

We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2021 and the first quarter of 2022, we received $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG, net proceeds of $131.5 million from the IPO, net proceeds of $96.8 million from two private placements of convertible preferred securities, and an additional $25.0 million from WhiteHawk as a result of the Second WhiteHawk Amendment. Additionally, on May 15, 2022, the Company received $33.75 million (net of loan fees and debt issuance costs) pursuant to the 2022 Private Placement. Please see “—Debt Agreements - Equipment Financing Transactions” for more information regarding our financing arrangements. These cash sources provided additional short and long-term liquidity to support our operations in fiscal year 2021 and through the second quarter of 2022.

As of June 30, 2022, we held 268 Bitcoin on hand, of which 250 were pledged as collateral. On July 27, 2022, we closed out the forward sale derivative agreement with NYDIG for a gain of approximately $0.2 million and sold the above referenced 250 Bitcoin pledged as collateral and associated with the agreement. As of June 30, 2022 and August 12, 2022, we had approximately $33.3 million and $27.5 million of cash and cash equivalents on our balance sheet, which included 18 and 44 unrestricted Bitcoin, respectively. As of June 30, 2022 and August 12, 2022, we had outstanding indebtedness of $127.9 million and $141.0 million, respectively, and availability under our financing agreements of $7.2 million and $3.6 million, respectively.

If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.

Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $40.2 million and $72.5 million for the three and six months ended June 30, 2022, respectively, and an accumulated deficit of $155.7 million as of June 30, 2022. We experienced a number of previously disclosed setbacks and unexpected challenges, including a longer-than-expected and continuing delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance, the Panther Creek Plant's mining operations shutdown in April 2022 and the outages of our mining operations due to higher than anticipated requirements from PJM. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. Pursuant to the Second WhiteHawk Amendment, the MinerVa miners were exchanged for collateral for additional miners received by the Company. Due to the delay, we determined an impairment charge totaling $12.2 million that was recognized on March 31, 2022. We spent approximately $5.1 million in fiscal year 2021 on maintenance and repair costs at the Scrubgrass Plant, and we estimate that we will spend an aggregate of approximately $5 million on major repairs and upgrades during fiscal year 2022. In addition to incurred expenses, we were also unable to mine Bitcoin at the Scrubgrass Plant during such downtime, which directly and negatively affects our results of operations.

As previously disclosed, the Panther Creek Plant's mining operations were offline for ten days in April due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million.

As previously disclosed in the Company's Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million.

Taking into account the Second WhiteHawk Amendment, 2022 Private Placement, the Bitmain Sale, other miner sales, and transactions subsequent to the June 30, 2022 quarter end which include the WhiteHawk Refinancing Agreement, NYDIG debt extinguishment and equitization of the May 2024 Convertible Notes, we believe our liquidity position, combined with expected improvements in operating cash flows, and the proceeds of additional asset sales, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.

We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
($ in thousands)	(in thousands)
Net cash provided by (used in) operating activities	$(7,628.2)	$2,225.2	$(9,853.4)
Net cash provided by (used in) investing activities	(55,303.8)	(91,457.2)	36,153.4
Net cash provided by (used in) financing activities	64,129.1	132,643.6	(68,514.5)
Net change in cash	$1,197.1	$43,411.6	$(42,214.5)
Operating Activities. Net cash used in operating activities was $7.6 million for the six months ended June 30, 2022 compared to $2.2 million provided by operating activities for the six months ended June 30, 2021. The $9.9 million net decrease in cash from operating activities was primarily due to increases in operations and maintenance expenses related to the November 2021 Panther Creek Acquisition and increases in general and administrative expenses from higher legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations. Interest expense increased for the same period driven by incremental borrowings discussed in Note 6 – Long-Term Debt in the notes to our financial statements. These increases in cash paid were partially offset by higher proceeds from the sale of digital currencies and higher energy revenue after the acquisition of the Panther Creek Plant.
Investing Activities. Net cash used in investing activities was $55.3 million for the six months ended June 30, 2022 compared to $91.5 million used in investing activities for the six months ended June 30, 2021. The $36.2 million decrease in net cash used in investing activities was primarily attributable to lower outflows for equipment deposits, partially offset by higher outflows for the purchase of property, plant and equipment for the continued ramp up of cryptocurrency mining operations. These investments require significant deposits to be made with equipment vendors as commitments for future deliveries of miners and cryptocurrency mining infrastructure. Cash outflows were partially offset by the sale of some of our unproductive, excess or not-in-use assets. See Note 4 – Equipment Deposits and Miner Sales.
Financing Activities. Net cash provided by financing activities was $64.1 million for the six months ended June 30, 2022 compared to $132.6 million provided by financing activities for the six months ended June 30, 2021. The $68.5 million net decrease in cash provided by financing activities was due to lower proceeds from private placements in 2022 payments on long-term debt and financed insurance premiums, partially offset by higher proceeds from debt, net of issuance costs paid in cash and payments on long-term debt. See the promissory note, equipment financing agreements and convertible note discussed in Note 6 – Long-Term Debt and Note 14 – Stock Issued Under Master Financing Agreements and Warrants and Note 32 – Convertible Note.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.

We entered into the WhiteHawk Financing Agreement on June 30, 2021 and amended the agreement on December 31, 2021 and March 28, 2022. As of June 30, 2022, the amount owed under the debt agreements totaled $65.0 million with repayment terms extending through March 31, 2024. As of June 30, 2022, the repayment amounts, including interest, totaled $46.4 million. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.
Four draws against the Arctos/NYDIG Financing Agreement (as defined below) totaled $37.3 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of June 30, 2022, the amount owed under the debt agreements totaled $20.9 million with repayment terms extending through October 25, 2023. Of the total amount outstanding of $20.9 million, $19.5 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of June 30, 2023. The remaining portion of long-term debt is $1.3 million (less discounts and debt issuance costs). As of June 30, 2022, the repayment amounts, including interest, totaled $23.5 million. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.

Three draws against the Second NYDIG Financing Agreement totaled $46.8 million (net of debt issuance costs) secured by our equipment contract commitments for future miner deliveries. As of June 30, 2022, the amount owed under the debt agreements totaled $44.1 million with repayment terms extending through January 25, 2024. Of the total amount outstanding of $44.1 million, $31.5 million was classified as current portion of long-term debt (less discounts and debt issuance costs) and will be repaid as of June 30, 2023. The remaining portion of long-term debt is $12.6 million (less discounts and debt issuance costs). As of June 30, 2022, the repayment amounts, including interest, totaled $49.5 million. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.

Total net obligations under all debt agreements as of June 30, 2022 were $127.5 million.
Effective October 21, 2021, we entered into a director and officer insurance policy with annual premiums totaling $6.9 million. We have executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand started November 21, 2021 and end July 21, 2022. As of June 30, 2022, the premiums were paid in full.

Effective April 29, 2022, we entered into a commercial property insurance policy with annual premiums totaling $523,076. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC, over a term of eleven months, with an annual interest rate of 5.99%, that finances the payment of the total premiums owed. The agreement requires a $44,793 down payment, with the remaining $478,283 plus interest paid over eleven months. Monthly payments of $44,793 started May 29, 2022 and end March 29, 2023. As of June 30, 2022, the unpaid balance is $393,260.
May 2022 Notes

On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the Purchasers (the "May 2022 Notes"), bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. The maturity date for the May 2022 Notes may be accelerated upon certain instances, and the May 2022 Notes may be prepaid at any time in whole or in part, at our election. The holders of the May 2022 Notes (the “Holders”) have certain conversion rights. In the event that we, by September 30th, 2022, (i) have achieved a total equity market capitalization of at least $400 million, based on the 20-day VWAP of our common stock and (ii) have at least 60 million shares of common stock outstanding, the full amount outstanding and accrued but unpaid interest on the May 2022 Notes shall automatically convert into a number of shares of Series C Preferred Stock, provided that the Series C Preferred Certificate of Designation has been filed. Upon such conversion, dividends will accrue at a rate of 8.0% per annum on the Series C Preferred Stock. Beginning October 1, 2022, if the May 2022 Notes have not converted into shares of Series C Preferred Stock, we will begin paying off the May 2022 Notes in quarterly installments in amounts equal to the greater of (i) 8% of our consolidated revenue from each trailing quarter or (ii) $5.4 million, payable at our option in either cash or up to 50% of the shares of common stock at a 20% discount to the 20-day VWAP. Each of our subsidiaries, subject to the exclusions therein, executed a guaranty agreement with the Holders to guaranty our obligations under the May 2022 Notes.
Equipment Purchase and Financing Transactions

MinerVa Semiconductor Corp Purchase Agreement
On April 2, 2021, we entered into the MinerVa Purchase Agreement for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment of 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2021, there are no remaining deposits owed. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,350 of the 15,000 miners. We do not know when the remaining MinerVa miners will be received, if at all. As a result, we may write off some or all of the approximately 7,800 undelivered MinerVa miners. Refer to Note 30 – Covenants that describes covenants referencing the anticipated final delivery timeframe of April 2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. The aggregate purchase price does not include shipping costs, which are our responsibility and shall be determined at which time the miners are ready for shipment.

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
Supplier Purchase Agreements

On April 14, 2021, we entered into an agreement with a supplier to provide approximately 9,900 miners for $21,011,287. We were required to make an initial payment on the miners that are currently being delivered starting in October 2021 (refer to Note 33 – Subsequent Events in the notes to our financial statements for further discussions). We made a 75% deposit of $15,758,432 in April 2021, and the remaining 25%, or $5,252,755 plus sales taxes has been invoiced in October 2021. Once operational, after deducting an amount equal to $0.027 per kWh for the actual power used, 65% of all cryptocurrency revenue generated by the miners in the supplier's pods shall be payable to us and 35% of all cryptocurrency revenue generated by the miners shall be payable to this party or its designee. As of June 30, 2022, there are no miners operating that will contractually obligate the Company to pay the 35% revenue share (refer to Note 33 – Subsequent Events in the notes to our financial statements for further discussions).
On December 10, 2021, we entered into a Hardware Purchase and Sale Agreement (the “First Supplier Purchase Agreement”) to acquire 3,000 M30S Miners with a hash rate per unit of 87 TH/s. Pursuant to the First Supplier Purchase Agreement, the unit price per M30S Miner is $6,960 for a cumulative purchase price of $20,880,000 that was paid in full within five business days of the execution of the First Supplier Purchase Agreement.
On December 16, 2021, we entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S+ Miners. Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner is $2,714 and the unit price per M30S+ Miner is $3,520 for a cumulative purchase price of $11,340,373.
Bitmain Technologies Limited Purchase Agreement
On October 28, 2021, we entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain. This first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. Per the agreement, on October 29, 2021, the Company made a $23,300,000 payment comprised of the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners. During the three-month period ending June 30, 2022, the Company paid installments totaling $17.4 million.
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

Arctos/NYDIG Financing Agreement
On June 25, 2021, we entered into a $34,481,700 ("Maximum Advance Amount") master equipment financing agreement with an affiliate of Arctos Credit, LLC (“Arctos,” now known as “NYDIG”) (the “Arctos/NYDIG Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments, with a 1.25% fee due if the Maximum Advance Amount is not requested prior to August 15, 2021. Outstanding borrowings under the Arctos/NYDIG Financing Agreement are secured by certain miners and the contracts to acquire such miners. The Arctos/NYDIG Financing Agreement includes customary restrictions on additional liens on the Arctos/NYDIG Financed Equipment. As of June 30, 2022, $35.7 million (net of debt issuance costs) has been borrowed, leaving zero funds available to be drawn under the Arctos/NYDIG Financing Agreement. The Arctos/NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part. In conjunction with the Arctos/NYDIG Financing Agreement, we issued 126,273 shares of Class A common stock to Arctos (adjusted for the Stock Split) and may issue additional shares of Class A common stock to Arctos in consideration of future financings.
On January 31, 2022, we and NYDIG amended the Arctos/NYDIG Financing Agreement (the “NYDIG Amendment”) to include (i) 2,140 M30S+ Miners and (ii) 2,140 M30S Miners we purchased pursuant to a purchase agreement dated December 16, 2021, totaling $12,622,816 of additional borrowing capacity. We will pay an aggregate closing fee of $504,912 to NYDIG. The NYDIG Amendment requires that we maintain a blocked wallet or other account for deposits of all mined currency.

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
On December 31, 2021, we amended the WhiteHawk Financing Agreement (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021 to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement to exchange the collateral under the WhiteHawk Financing Agreement. Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us the Second Total Advance. Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Financing Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the Second WhiteHawk Warrant, at an exercise price of $0.01 per share. The Second WhiteHawk Warrant expires on March 28, 2032. While we continue to engage in discussions with MinerVa on the delivery of the remaining miners, we do not know when the remaining miners will be delivered, if at all.
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

Recent Accounting Pronouncements
As an “emerging growth company”, the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

In November 2019, Allegheny Mineral filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of $1,300,000. The case was unsuccessfully mediated in August 2020. At this time, there is a discovery deadline currently scheduled for October 31, 2022. Management believes that this litigation is unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations.

McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.

This matter has been finally determined. On May 9, 2022, an award in the amount of $5.0 million plus interest computed as of May 15, 2022 in the amount of $0.8 million was issued in favor of the McClymonds Supply & Transit Company, Inc. in the previously disclosed dispute over a trucking contract between the claimant and our subsidiary. The two managing members of Q Power, LLC, our primary Class V shareholder, have agreed to pay the full amount of the award such that there will be no effect on the financial condition of the Company. See "Note 33- Subsequent Events".

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. The OE has not alleged any specific instances of non-compliance by Scrubgrass. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations.

Winter v. Stronghold Digital Mining Inc., et al., U.S. District Court for the Southern District of New York

Additionally, on April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the

Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. We anticipate plaintiffs will file an amended complaint in the next few weeks and anticipate that defendants will move to dismiss the amended complaint. The defendants believe the allegations in the initial complaint are without merit and intend to defend the suit vigorously.
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

As of June 30, 2022 and August 12, 2022, we had outstanding indebtedness of $127.9 million and $141.0 million, respectively. Our outstanding indebtedness could have important consequences such as:

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

We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. For example, on May 9, 2022, an arbitration award in the amount of $5,042,350.46 plus interest computed as of May 15, 2022 in the amount of $793,193.99 was issued in favor of the claimant, a trucking company, against one of our subsidiaries in a commercial dispute over a trucking contract between the claimant and our subsidiary. In addition, we were recently served with a putative class-action lawsuit by a stockholder relating to a drop in our stock price following our disclosure about the delays we have experienced in the delivery of certain miners we have purchased from MinerVa and other recent operational issues that have adversely affected our results of operations. We cannot predict the ultimate outcome of these types of matters before they are resolved, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

As previously disclosed in the Company's Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million. Further, in the third quarter of 2022, both the Scrubgrass Plant and the Panther Creek Plant will undergo planned maintenance, during which time they will not be generating power.

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

The market price of Bitcoin has historically and recently been volatile. For example, since the IPO, the price of Bitcoin has dropped over 70%, resulting in an adverse effect on our results of operations, liquidity and strategy. The market price of Bitcoin is impacted by a variety of factors (including those discussed herein), and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities.

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

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and has ranged from approximately $18,000 to approximately $48,000 year-to-date as of August 12, 2022

Ongoing depressed Bitcoin prices, including the recent decrease to the price of Bitcoin, have resulted in, and could result further in, increased credit pressures on the cryptocurrency industry. These credit pressures, have had a material impact on our business, include, for example, banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry. While many of these pressures are directed to the cryptocurrency industry in general, we have had to amend our credit facility with WhiteHawk because of delays in the delivery of miners collateralizing the agreement.

The closing of the transaction under the Asset Purchase Agreement will be completed in stages as various milestones under a master bill of sale are achieved and will be subject to a number of conditions, some of which are outside of our control. If we are unable to achieve a reduction of the NYDIG Debt through a sale of the APA Collateral, our liquidity and our ability to continue operating as a going concern could be adversely affected.

On August 16, 2022, we entered into the Asset Purchase Agreement pursuant to which the Sellers have agreed to sell, and the Purchasers or their respective designees have agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all NYDIG Debt, as various tranches of the APA Collateral are delivered to the Purchasers or their respective designees. The complete closing of the transaction is subject to certain conditions, including the achievement of certain delivery milestones pursuant to a master bill of sale and the completion of an inspection of the APA Collateral by the Purchasers. In the event of material failures to satisfy the inspection conditions, we would be subject to the obligation to replace such APA Collateral with comparable assets, provided that such obligation only applies once the aggregate value exceeds $426,183.02. If such milestone and related inspection conditions are not met or are not otherwise waived, the closing under the Asset Purchase Agreement may not occur, and portions of the NYDIG Debt may remain outstanding. Further, APA Collateral could become damaged during the cleaning, servicing, packaging, shipping and delivery phases, and we may be obligated to replace such miners for like assets, which could negatively impact our liquidity and cash position.

Even if the closing is achieved in part, we may not realize all of the desired benefits, such as reduced leverage and cost of debt from the cancellation of the NYDIG Debt and resulting increased liquidity, from the transactions contemplated by the Asset Purchase Agreement.

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

3.2	Amended and Restated Bylaws of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
4.1	Form of 10% Convertible Note, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19,2022) .
4.2	Form of 10% Warrant Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19,2022) .
10.1†
Transition and Separation Agreement and General Release of Claims, dated April 14, 2022, by and between Stronghold Digital Mining, Inc. and Ricardo R.A. Larroudé (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2022 (File No. 001-40931) filed on May 16, 2022).

10.2†¥
Offer Letter, dated April 14, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2022 (File No. 001-40931) filed on May 16, 2022).

10.3†
Indemnification Agreement (Indira Agarwal) (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on the Form 10-Q for its quarterly period ended March 31, 2022 (File No. 001-40931) filed on May 16, 2022).

10.4†
Confidentiality, Intellectual Property, Arbitration, Non-Competition and Non-Solicitation Agreement, dated April 13, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2022 (File No. 001-40931) filed on May 16,2022).

10.5¥
Note and Warrant Purchase Agreement, dated as of May 15,2022, by and among Stronghold Digital Mining, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2022).

10.6	Guaranty Agreement, dated as of May 15,2022 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2022).
10.7*¥	Stock Purchase Warrant, dated as of August 3, 2022.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: August 17, 2022 STRONGHOLD DIGITAL MINING, INC.
(registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)