Form 10-Q
period 2022-09-30
Stronghold Digital Mining, Inc.
filed 2022-11-10
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(845) 579-5992
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
The registrant had outstanding 23,133,893 shares of Class A common stock, par value $0.0001 per share, and 28,209,600 shares of Class V common stock, par value $0.0001 per share, as of November 7, 2022.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Cash and cash equivalents	$16,723,511	$31,790,115
Digital currencies	2,186,704	7,718,221
Digital currencies, restricted	—	2,699,644
Accounts receivable	775,038	2,111,855
Due from related parties	58,735	—
Prepaid insurance	980,180	6,301,701
Inventory	3,316,716	3,372,254
Assets held for sale	39,008,651	—
Other current assets	1,527,938	661,640
Total current assets	64,577,473	54,655,430
Equipment deposits	24,385,876	130,999,398
Property, plant and equipment, net	182,869,685	166,657,155
Land	1,748,439	1,748,440
Road bond	211,958	211,958
Security deposits	348,888	348,888
TOTAL ASSETS	$274,142,319	$354,621,269
LIABILITIES:
Current portion of long-term debt, net of discounts and issuance fees	$90,298,367	$45,799,651
Financed insurance premiums	307,385	4,299,721
Forward sale contract	—	7,116,488
Accounts payable	28,491,137	28,650,659
Due to related parties	2,212,145	1,430,660
Accrued liabilities	7,385,258	5,053,957
Total current liabilities	128,694,292	92,351,136
Asset retirement obligation	992,201	973,948
Contract liabilities	132,093	187,835
Paycheck Protection Program Loan	—	841,670
Warrant liabilities	5,056,065	—
Long-term debt, net of discounts and issuance fees	7,607,240	18,378,841
Total long-term liabilities	13,787,599	20,382,294
Total liabilities	142,481,891	112,733,430
COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 27,057,600 and 27,057,600 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.	29,433,528	301,052,617
Total redeemable common stock	29,433,528	301,052,617
STOCKHOLDERS’ EQUITY (DEFICIT):
Noncontrolling Series A redeemable and convertible preferred stock; $0.0001 par value; $5,000,000 aggregate liquidation value; 1,152,000 and 1,152,000 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.	34,140,047	37,670,161
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 23,063,813 and 20,016,067 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.	2,307	2,002
Accumulated deficits	(211,325,844)	(338,709,688)
Additional paid-in capital	279,410,390	241,872,747
Total stockholders’ equity (deficit)	102,226,900	(59,164,778)
Total redeemable common stock and stockholders' equity (deficit)	131,660,428	241,887,839
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$274,142,319	$354,621,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended,		Nine months ended,
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING REVENUES:
Cryptocurrency mining	$12,283,695	$2,060,523	$50,715,424	$3,901,426
Energy	11,454,016	2,388,752	26,946,549	5,875,574
Capacity	878,610	1,069,040	4,591,038	2,352,276
Cryptocurrency hosting	93,279	499,724	282,327	1,742,242
Other	39,171	1,674	91,941	34,797
Total operating revenues	24,748,771	6,019,713	82,627,279	13,906,315
OPERATING EXPENSES:
Fuel	8,466,588	2,411,186	26,485,096	6,511,706
Operations and maintenance	19,528,088	2,835,315	47,449,177	6,040,173
General and administrative	11,334,212	3,469,830	32,848,291	6,377,677
Impairments on digital currencies	465,651	91,040	8,176,868	466,286
Impairments on equipment deposits	—	—	12,228,742	—
Impairments on miner assets	11,610,000	—	16,600,000	—
Realized gain on sale of digital currencies	(185,396)	—	(936,506)	(149,858)
Loss on disposal of fixed assets	461,940	—	2,231,540	—
Realized loss on sale of miner assets	—	—	8,012,248	—
Depreciation and amortization	12,247,245	1,158,374	37,234,126	2,463,549
Total operating expenses	63,928,328	9,965,745	190,329,582	21,709,533
NET OPERATING LOSS	(39,179,557)	(3,946,032)	(107,702,303)	(7,803,218)
OTHER INCOME (EXPENSE):
Interest expense	(3,393,067)	(2,460,668)	(10,813,302)	(2,594,751)
Loss on debt extinguishment	(28,697,021)	—	(28,697,021)	—
Impairment on assets held for sale	(4,159,004)	—	(4,159,004)	—
Gain on extinguishment of PPP loan	—	—	841,670	638,800
Changes in fair value of warrant liabilities	1,302,065	92,979	1,302,065	(98,498)
Realized gain on sale of derivative contract	90,953	—	90,953	—
Changes in fair value of forward sale derivative	—	—	3,435,639	—
Changes in fair value of convertible note	(1,204,739)	—	(2,167,500)	—
Waste coal tax credits	—	23,356	53,443	47,152
Other	20,000	10,336	50,000	48,521
Total other income (expense)	(36,040,813)	(2,333,997)	(40,063,057)	(1,958,776)
NET LOSS	(75,220,370)	(6,280,029)	(147,765,360)	(9,761,994)
NET LOSS attributable to noncontrolling interest	(44,000,155)	(4,328,460)	(86,435,347)	(6,730,940)
NET LOSS attributable to Stronghold Digital Mining, Inc	$(31,220,215)	$(1,951,569)	$(61,330,013)	$(3,031,054)
NET LOSS per share attributable to Class A common shareholders(1)
Basic	$(1.27)	$(6.05)	$(2.82)	$(17.05)
Diluted	$(1.27)	$(6.05)	$(2.82)	$(17.05)
Weighted average number of Class A common shares outstanding(1)
Basic	24,631,626	322,342	21,772,057	173,532
Diluted	24,631,626	322,342	21,772,057	173,532

(1) Basic and diluted loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 – Business Combinations for a description of the Reorganization Transactions. See Note 17 – Earnings (Loss) Per Share for the calculation of net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ EQUITY/(DEFICIT)
September 30, 2022 and September 30, 2021

			Three Months Ended September 30, 2022
			Noncontrolling Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity/(Deficit)
Balance – July 1, 2022	$—	$—	1,152,000	$35,937,061	20,034,875	$2,002	$(155,708,864)	$255,373,253	$135,603,452
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(31,220,215)	—	(31,220,215)
Net loss attributable to noncontrolling interest	—	—	—	(1,797,014)	—	—	(42,203,141)	—	(44,000,155)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	17,806,376	—	17,806,376
Vesting of restricted stock units	—	—	—	—	152,179	17	—	(17)	—
Issuance of common stock – September PIPE	—	—	—	—	2,876,759	288	—	2,241,022	2,241,310
McClymonds arbitration award – paid by Q Power	—	—	—	—	—	—	—	5,038,122	5,038,122
Stock-based compensation – refer to Note 13	—	—	—	—	—	—	—	3,377,499	3,377,499
Balance – September 30, 2022	$—	$—	1,152,000	$34,140,047	23,063,813	$2,307	$(211,325,844)	$279,410,390	$102,226,900

			Three Months Ended September 30, 2021
			Noncontrolling Redeemable Preferred		Common A					Partners' Deficit
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stock Subscriptions	Stockholders’ Equity/(Deficit)
Balance – July 1, 2021	$—	$—	576,000	$58	140,674	$14	$(182,190,312)	$8,659,015	$(1,389,888)	$(174,921,113)
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	—	—	—	—	598,686	598,686
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	—	—	—	—	791,202	791,202
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	(1,951,569)	—	—	(1,951,569)
Maximum redemption right valuation – refer to Note 15	—	—	—	—	—	—	(79,669,609)	—	—	(79,669,609)
Stock-based compensation – refer to Note 13	—	—	—	—	—	—	—	976,528	—	976,528
Balance – September 30, 2021	$—	$—	576,000	$58	140,674	$14	$(263,811,490)	$9,635,543	$—	$(254,175,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT AND STOCKHOLDERS’ EQUITY/(DEFICIT)
September 30, 2022 and September 30, 2021

			Nine Months Ended September 30, 2022
			Noncontrolling Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity/(Deficit)
Balance – January 1, 2022	$—	$—	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(61,330,013)	—	(61,330,013)
Net loss attributable to noncontrolling interest	—	—	—	(3,530,114)	—	—	(82,905,233)	—	(86,435,347)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	271,619,090	—	271,619,090
Vesting of restricted stock units	—	—	—	—	170,987	17	—	(17)	—
Issuance of common stock – September PIPE	—	—	—	—	2,876,759	288	—	2,241,022	2,241,310
Warrants issued and outstanding	—	—	—	—	—	—	—	21,135,392	21,135,392
McClymonds arbitration award – paid by Q Power	—	—	—	—	—	—	—	5,038,122	5,038,122
Stock-based compensation – refer to Note 13	—	—	—	—	—	—	—	9,123,124	9,123,124
Balance – September 30, 2022	$—	$—	1,152,000	$34,140,047	23,063,813	$2,307	$(211,325,844)	$279,410,390	$102,226,900

			Nine Months Ended September 30, 2021
			Noncontrolling Redeemable Preferred		Common A				Partners’ Deficit
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity/(Deficit)
Balance – January 1, 2021	$(1,336,784)	$(2,710,323)	—	$—	—	$—	$—	$—	$(4,047,107)
Net loss for the three months ended March 31, 2021	(71,687)	(167,261)	—	—	—	—	—	—	(238,948)
Effect of reorganizations (see Note 1)
Opco formation and contributions	—	2,877,584	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC ["Olympus"] contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—
Buyout of Aspen Interest – refer to Note 19	—	—	576,000	58	—	—	(7,000,000)	4,999,800	(2,000,142)
Exchange of common units for Class A common shares	—	—	—	—	14,400	2	—	—	2
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	54,392	5	—	598,687	598,692
Common stock issued as part of debt financing – refer to Note 14	—	—	—	—	71,882	7	—	791,200	791,207
Warrants issued as part of debt financing – refer to Note 14	—	—	—	—	—	—	—	1,999,396	1,999,396
Net loss for the six months ended September 30, 2021	—	—	—	—	—	—	(2,959,369)	—	(2,959,369)
Maximum redemption right valuation – refer to Note 15	—	—	—	—	—	—	(252,443,650)	—	(252,443,650)
Stock-based compensation – refer to Note 13	—	—	—	—	—	—	—	1,246,460	1,246,460
Balance – September 30, 2021	—	$—	576,000	$58	140,674	$14	$(263,811,490)	$9,635,543	$(254,175,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,765,360)	$(9,761,994)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	37,234,126	2,463,549
Gain on extinguishment of PPP loan	(841,670)	(638,800)
Realized gain on sale of derivative contract	(90,953)	—
Loss on disposal of fixed assets	2,231,540	—
Write-off of bad debts	—	150,162
Realized loss on sale of miner assets	8,012,248	—
Amortization of debt issuance costs	2,681,039	643,025
Stock-based compensation	9,123,124	1,246,460
Loss on debt extinguishment	28,697,021	—
Impairment on assets held for sale	4,159,004	—
Impairments on equipment deposits	12,228,742	—
Impairments on miner assets	16,600,000	—
Changes in fair value of warrant liabilities	(1,302,065)	98,498
Changes in fair value of forward sale derivative	(3,435,639)	—
Forward sale contract prepayment	970,000	—
Changes in fair value of convertible note	2,167,500	—
Accretion of asset retirement obligation	18,253	—
(Increase) decrease in digital currencies:
Mining revenue	(50,715,424)	(3,901,426)
Net proceeds from sales of digital currencies	46,209,822	434,529
Impairments on digital currencies	8,176,868	466,286
(Increase) decrease in assets:
Accounts receivable	1,336,817	(242,489)
Prepaid insurance	5,321,521	(278,538)
Due from related parties	(58,735)	302,973
Inventory	55,538	29,291
Other current assets	(866,298)	(3,713,832)
Increase (decrease) in liabilities:
Accounts payable	4,878,600	21,141,055
Due to related parties	781,485	37,280
Accrued liabilities, excluding sales tax liabilities	(407,909)	3,832,362
Contract liabilities	(55,742)	147,836
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,656,547)	12,456,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land	—	(29,919)
Purchases of property, plant and equipment	(68,052,422)	(34,735,332)
Proceeds from sale of equipment deposits	13,844,780	—
Equipment purchase deposits - net of future commitments	(13,656,428)	(85,624,852)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(67,864,070)	(120,390,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(34,490,545)	(7,811,150)
Repayments of financed insurance premiums	(3,992,336)	—
Proceeds from debt, net of debt issuance costs paid in cash	97,337,454	—
Proceeds from promissory note	—	38,987,333
Proceeds from equipment financing agreement	—	24,157,178
Proceeds from PPP loan	—	841,670
Proceeds from private placements, net of issuance costs paid in cash	8,599,440	97,064,318
Repayments of EIDL loan	—	(150,000)
Repayments of related-party debt	—	(2,024,250)
Buyout of Aspen Interest	—	(2,000,000)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	67,454,013	149,065,099
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,066,604)	41,131,223
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	31,790,115	303,187
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,723,511	$41,434,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Immediately prior to the Reorganization, Q Power LLC (“Q Power”) directly held all of the equity interests in Stronghold Digital Mining LLC (“SDM”) and indirectly held 70% of the limited partner interests, and all of the general partner interests, in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass”) through wholly owned subsidiaries EIF Scrubgrass LLC (“EIF Scrubgrass”), Falcon Power LLC (“Falcon”) and Scrubgrass Power LLC. Aspen Scrubgrass Participant, LLC ("Aspen") held the remaining 30% of the limited partner interests in Scrubgrass (the “Aspen Interest”). Scrubgrass is a Delaware limited partnership originally formed on December 1, 1990, under the name of Scrubgrass Generating Company, L.P. SDM is a Delaware limited liability company originally formed on February 12, 2020, under the name Stronghold Power LLC (“Stronghold Power”).
On April 1, 2021, Stronghold Inc. entered into a Series A Preferred Stock Purchase Agreement pursuant to which Stronghold Inc. issued and sold 9,792,000 shares of Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private offering (the “Series A Private Placement”) at a price of $8.68 per share to various accredited individuals in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and expenses and $631,897 in issuance costs for warrants issued as part of the Series A Private Placement.
Contemporaneously with the Reorganization, Stronghold Inc. acquired the Aspen Interest using 576,000 shares of newly issued Series A Preferred Stock and $2,000,000 from a portion of the proceeds from the Series A Private Placement. The acquisition of the Aspen Interest was for a total consideration of $7,000,000 that consisted of the $2,000,000 in cash plus a valuation of $5,000,000 for the 576,000 shares of the Series A Preferred Stock at the issuance per share price of $8.68. The acquisition of the Aspen Interest is classified as permanent equity and not subject to mandatory redemptions as outlined in Stronghold Inc.'s certificate of incorporation, as amended (the “Charter”). Pursuant to the Reorganization, Q Power contributed all of its ownership interests in EIF Scrubgrass, Falcon and SDM to Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) in exchange for 27,072,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”), Stronghold Inc. contributed cash (using the remaining proceeds from the Series A Private Placement, net of fees, expenses and amounts paid to Aspen), 27,072,000 shares of Class V common stock of Stronghold Inc., and the Aspen Interest to Stronghold LLC in exchange for 10,368,000 preferred units of Stronghold LLC. Stronghold LLC immediately thereafter distributed the 27,072,000 shares of Class V common stock to Q Power. In addition, effective as of April 1, 2021, Stronghold Inc. acquired 14,400 Stronghold LLC Units held by Q Power (along with an equal number of shares of Class V common stock) in exchange for 14,400 newly issued shares of Class A common stock.
As a result of the Reorganization, the acquisition of the Aspen Interest and the acquisition of Stronghold LLC Units by Stronghold Inc. discussed above, (a) Q Power acquired and retained 27,057,600 Stronghold LLC Units, 14,400 shares of Class A common stock of Stronghold Inc. and 27,057,600 shares of Class V common stock of Stronghold Inc., effectively giving Q Power approximately 69% of the voting power of Stronghold Inc. and approximately 69% of the economic interest in Stronghold LLC, (b) Stronghold Inc. acquired 10,368,000 preferred units of Stronghold LLC and 14,400 Stronghold LLC Units, effectively giving Stronghold Inc. approximately 31% of the economic interest in Stronghold LLC, (c) Stronghold Inc. became the sole managing member of Stronghold LLC and is responsible for all operational, management and administrative decisions relating to Stronghold LLC’s business and consolidates financial results of Stronghold LLC and its subsidiaries, (d) Stronghold Inc. became a holding company whose only material asset consists of membership interests in Stronghold LLC, and (e) Stronghold LLC directly or indirectly owns all of the outstanding equity interests in the subsidiaries through which it operates the Company's assets, including Scrubgrass and SDM.
On May 14, 2021, the Company completed a private placement of shares of the Company’s Series B Convertible Redeemable Preferred Stock of Stronghold Inc. (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) (the “Series B Private Placement” and, together with the Series A Private Placement, the

“Private Placements”). The terms of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of $20.0 million. In connection with the Series B Private Placement, the Company incurred approximately $1.6 million in fees and expenses and $148,575 in issuance costs for warrants issued as part of the Series B Private Placement.
Pursuant to the terms of the Preferred Stock, on (i) the date that a registration statement registering the shares of Class A common stock issuable upon the conversion of the Preferred Stock is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or (ii) the date on which a “Significant Transaction Event” occurs, as defined in the Company's amended and restated certificate of incorporation, such shares of Preferred Stock automatically convert into shares of Class A common stock of Stronghold Inc. on a one-to-one basis, subject to certain adjustments as set forth in the Charter. Correspondingly, pursuant to the Fourth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”), preferred units in Stronghold LLC automatically convert into Stronghold LLC Units on a one-to-one basis under like circumstances (subject to corresponding adjustments). On October 20, 2021, the registration statement registering the shares of Class A common stock issuable upon conversion of the Preferred Stock was declared effective by the SEC, and all of the outstanding shares of Preferred Stock converted into shares of Class A common stock at that time. Correspondingly, all of the preferred units in Stronghold LLC converted into Stronghold LLC Units.
On June 29, 2021, Stronghold LLC formed Stronghold Digital Mining Equipment, LLC (“Equipment LLC”).
Prior to the Reorganization

Prior to the Reorganization date of April 1, 2021, Scrubgrass existed as a Delaware limited partnership formed on December 1, 1990. Q Power existed as a multi-member limited liability company and indirectly held limited and general partner interests of Scrubgrass. Additionally, Aspen, a wholly owned subsidiary of Olympus Power, LLC (together with its affiliates “Olympus”), was a limited partner of Scrubgrass.
Scrubgrass had two subsidiaries: Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain waste coal material; and Leesburg Properties, Inc. (“Leesburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leesburg was a dormant entity as of September 30, 2022, and December 31, 2021.
Pursuant to an equity Assignment and Assumption agreement dated September 24, 2020, Q Power assigned a 50% member interest to a second individual. As a result, two individuals were the sole members of Q Power. Stronghold Power was established on February 12, 2020, as a Delaware limited liability company and is 100% owned by Q Power. Stronghold Power was created to pursue opportunities involving cryptocurrency mining and to provide hosting services for third-party miners.
Scrubgrass and Stronghold Power were under common control prior to the Reorganization date of April 1, 2021 and are included in the consolidated results reported as of December 31, 2021, and for the nine months ended September 30, 2022.
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
Cash and cash equivalents
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

As of September 30, 2022, cash and cash equivalents includes $400,000 of restricted cash which represents a continuous bond in place to mitigate fees charged by customs brokerage companies associated with importing miners.
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
The Company performed an impairment test on its digital currencies, and $465,651 and $8,176,868 are recognized as expenses for the three and nine months ended September 30, 2022, and $91,040 and $466,286 are recognized as expenses for the three and nine months ended September 30, 2021, respectively.
The following table presents the activities of the digital currencies for the nine months ended September 30, 2022, and the year ended December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)
Digital currencies at beginning of period	$10,417,865	$228,087
Additions of digital currencies	50,715,424	12,494,581
Realized gain (loss) on sale of digital currencies	936,506	149,858
Impairments	(8,176,868)	(1,870,274)
Proceeds from sale of digital currencies	(47,146,328)	(584,387)
Collateral sold to close derivative	(4,559,895)	—
Digital currencies at end of period	$2,186,704	$10,417,865
On December 15, 2021, the Company entered into a Variable Prepaid Forward Sales Contract Derivative with NYDIG Derivatives Trading LLC (“NYDIG Trading”) providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid the Company an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021. On September 24, 2022, the Sold Bitcoin was sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price, subject to a capped final sale price of $85,500 per Bitcoin. The Company advanced $7,000,000 and, in return, was required to pledge 250 Bitcoin as collateral. In March 2022, an additional $970,000 was received by the Company in a transaction that lowered the capped final sale price to $50,000 per Bitcoin from $85,500 per Bitcoin.

As of September 30, 2022, the Company held an aggregate amount of digital currencies that comprised restricted and unrestricted Bitcoin of $2,186,704. Of that amount, $0 and $2,186,704 was restricted and unrestricted, respectively. On July 27, 2022, the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction, the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at year end. The potential risk is limited to the amount recorded in the financial statements. No further allowance was considered necessary as of September 30, 2022, and December 31, 2021.
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

The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of September 30, 2022, and December 31, 2021, there are no open energy commodity derivatives outstanding.

The Company also uses derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value are recorded as changes in fair value of forward sale derivative as part of earnings. Refer to Note 26 – Variable Prepaid Forward Sales Contract Derivative. On July 27, 2022, the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction, the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. As of September 30, 2022, the Company’s redeemable preferred warrants are recorded at fair value. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The Company records all assets associated with the cryptocurrency hosting operations at cost. These assets comprise storage trailers and the related electrical components. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require replacement or overhaul several times over its estimated life. Costs associated with overhauls are recorded as an expense in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining useful life of the Facility.
The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of property, plant and equipment may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of property, plant and equipment. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property, plant and equipment is used, and the effects of obsolescence, demand, competition, and other economic factors.

Bitcoin Mining Rigs
During the quarter ended June 30, 2022, Management reassessed the basis of depreciation of the Company's Bitcoin mining rigs, which resulted in changes in the expected useful life from a two-year period to a three-year period, effective April 1, 2022. The result was a change in estimate and has been applied prospectively.

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
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. During the second quarter of 2022, management completed an analysis of the operational life of its Bitcoin mining rigs and determined that its oldest Bitcoin miners are operating for longer than three years. Based on the data and this analysis, management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimate as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life of its Bitcoin miners are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value, and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s asset retirement obligation represents the cost the Company would incur to perform environmental clean-up or dismantle certain portions of the Facility.
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
1.Step 1: Identify the contract with the customer.
2.Step 2: Identify the performance obligations in the contract.
3.Step 3: Determine the transaction price.
4.Step 4: Allocate the transaction price to the performance obligations in the contract.
5.Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) per ASC 606 if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Noncash consideration; and
•Consideration payable to a customer.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the nine months ended September 30, 2022, and 2021.
There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (the "FASB"), the Company may be required to change its policies, which could have an effect on the Company's consolidated financial position and results from operations.
The Company has determined that the cryptocurrency awarded through its Bitcoin mining operations are part of its regular, ongoing activities. Accordingly, they are treated as a current asset and accounted for as cash flow from operating activities due to the fact that it has been selling cryptocurrency on a regular basis in order to fund its operations. As such, any changes in the balance of the current asset account, including those resulting from mining revenue, sales of Bitcoin and any associated gains and losses, and impairments, should be accounted for as cash flows from operating activities as opposed to cash flows from investing activities, where sales of Bitcoin had appeared previously.
Fair value of the digital asset award received is determined using the quoted price of the related cryptocurrency at the time of receipt.
The Company's policies with respect to its revenue streams are detailed below.
Energy Revenue
The Company operates as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and that have the same pattern of transfer to the customer over time and, therefore, are accounted for as a distinct performance obligation. The transaction price is based on pricing published in the day ahead market which constitutes the stand-alone selling price.

Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the performance obligation completed to date.
Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as the Company stands ready to provide it if called upon by the PJM RTO.
Capacity Revenue
The Company provides capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and that have the same pattern of transfer to the customer over time and, therefore, are accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the stand-alone selling price. As capacity represents the Company's stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since the Company stands ready equally throughout the period to deliver power to the PJM RTO if called upon. The Company applies the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Bitcoin Mining
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party, and the Company's enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as reduction to cryptocurrency mining revenues) for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company's fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing cryptocurrency mining computing power is an output of the Company's ordinary business activities. The provision of providing such computing power is the only performance obligation in the Company's contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company earned the award from the pools. The consideration is not variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company's consolidated financial position and results from operations.
Mining Hosting
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per megawatt hour ("MWh") (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer, which prevent them from cryptocurrency mining. Advanced payments and customer deposits are reflected as contract liabilities.
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
Stock-Based Compensation

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

Warrant Liabilities

The Company records warrant liabilities at their fair value as of the balance sheet date and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities expense.

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
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption.  For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the September 30, 2022, condensed consolidated balance sheet.
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
Since the Company has incurred a loss for the period ended September 30, 2022, basic and diluted net loss per share is the same. As of December 31, 2021, there were no potential dilutive securities outstanding. See Note 17 – Earnings (Loss) Per Share.
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
Stronghold Inc. and its indirectly owned corporate subsidiaries, Clearfield and Leesburg, account for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable. Based on the Company’s evaluation and application of ASC Topic 740, Income Taxes (“ASC 740”), the Company has determined that the utilization of the deferred tax assets is not more likely than not, and therefore the Company has recorded a valuation allowance against the net deferred tax assets of the Company as well as Clearfield and Leesburg. Factors contributing to this assessment are the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. The Company continues to evaluate the likelihood of the utilization of deferred tax assets, and while the valuation allowance remains in place, we expect to record no deferred income tax expense or benefit.
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
Certain of Stronghold Inc.’s subsidiaries are structured as flow-through entities; and therefore, the taxable income or loss of such subsidiaries is included in the income tax returns of the partners, including Stronghold Inc. Application of ASC

740 to these entities results in no recognition of federal or state income taxes at the entity level. The portion of such subsidiaries activities that are allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 at the Company.
Prior to the Reorganization
Scrubgrass and Stronghold were structured as a limited partnership and limited liability company, respectively; therefore the taxable income or loss of the Company is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying financial statements.

Two of Scrubgrass' subsidiaries, Clearfield and Leesburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leesburg are provided based on the asset and liability method of accounting pursuant to the Income Taxes Topic of FASB ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all, of the deferred tax asset will not be realized. Clearfield and Leesburg have not recorded any temporary differences resulting in either a deferred tax asset or liability as of September 30, 2022, or December 31, 2021.

Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Topic 842 also expands the required quantitative and qualitative disclosures surrounding leases. The new guidance will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, the FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, the FASB deferred the effective date by an additional year. Topic 842 became effective for the Company on January 1, 2022, and will be presented in its annual report on Form 10-K for the year ending December 31, 2022.

The Company is currently in the process of finalizing the effects that the adoption of Topic 842 will have on its consolidated financial statements. The Company anticipates that the new guidance will impact the Company’s consolidated balance sheet to recognize a right of use asset and lease liabilities for all of the Company's operating leases. Topic 842 provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company not to reassess, under the new guidance, our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect Topic 842 to have a material impact on its financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify the accounting for modifications or exchanges of equity-classified warrants. This ASU became effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The FASB issued ASU 2021-04 to establish a principles-based recognition framework according to the substance of the modification transaction. The framework applies to freestanding written call options, such as warrants, that were and remain equity-classified by the issuer after the modification and are not in the scope of other guidance. For example, the framework does not apply to warrants that are modified to compensate for goods or services within the scope of Topic 718. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. Accordingly, the provisions introduced under ASU 2021-04 are applicable to the Company during the year ending December 31, 2022, and specifically to the amended May 2022 Warrants.

NOTE 3 – INVENTORIES
Inventories consist of the following components as of:

	September 30, 2022	December 31, 2021
Waste coal	$3,101,726	$3,238,383
Fuel oil	147,550	94,913
Limestone	67,440	38,958
TOTALS	$3,316,716	$3,372,254
NOTE 4 – EQUIPMENT DEPOSITS AND MINER SALES
Equipment deposits are contractual agreements with five vendors to deliver and install miners at future dates. The following details the vendors, miner models, miner counts, and expected delivery months. The Company is contractually committed to take future deliveries, and portions of the equipment are collateralized against the WhiteHawk Promissory Note (as defined below) as disclosed in Note 6 – Long-Term Debt. With the exception of Cryptech Solutions ("Cryptech"), where there is an installment payment plan, all unpaid deposits will be made on the last month referenced in the timeframe below. The delivery timeframe for the 2,400 Cryptech miners will be in equal installments of 200 per month for 12 months starting in November 2021. Deliveries for the other vendors vary within the referenced timeframes.
In March 2022, the Company evaluated the MinerVa Semiconductor Corp ("MinerVa") equipment deposits for impairment under the provisions of ASC 360, Property, Plant and Equipment. As a result of the evaluation, the Company determined an indicator for impairment was present under ASC 360-10-35-21. The Company undertook a test for recoverability under ASC 360-10-35-29 and a further fair value analysis in accordance with ASC 820, Fair Value Measurement. The difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742 in the first quarter of 2022, as shown in the table below. Upon further evaluation as of June 30, 2022, and September 30, 2022, no additional impairment charges were recorded in the second and third quarters of 2022.

The following table details the total equipment deposits of $24,385,876 as of September 30, 2022:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid [A]	Transferred to PP&E [B]	Impairment	Sold	Equipment Deposits
MinerVa [C]	MinerVA	15,000	Oct '21 - TBD	$68,887,550	—	$(26,664,993)	$(12,228,742)	$(8,701,199)	$21,292,616
Cryptech	Bitmain	2,400	Nov '21 - Oct '22	12,656,835	—	(9,563,575)	—	—	3,093,260
Northern Data	MicroBT	9,900	Oct '21 - Jan '22	22,061,852	—	(22,061,852)	—	—	—
Bitmain Technologies Limited	Antminer S19j Pro	10,200	Apr '22 - Dec '22	60,814,500	(4,218,000)	(23,951,500)	—	(32,645,000)	—
Bitmain Technologies Limited [D]	Antminer S19 XP	1,800	Jul '22 - Dec '22	19,530,000	—	—	—	(19,530,000)	—
Northern Data PA, LLC	WhatsMiners	4,280	Jan '22 - June '22	11,340,374	—	(11,340,374)	—	—	—
Totals		43,580		$195,291,111	$(4,218,000)	$(93,582,294)	$(12,228,742)	$(60,876,199)	$24,385,876

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
[D] The miner purchase contract was sold in May 2022 for $12,568,500 and a loss of $6,930,000 was recorded as a realized loss on sale of miner assets within the condensed consolidated statement of operations in the second quarter of 2022.

Miner Sales

During the second quarter of 2022, the Company entered into multiple Miner Sales Agreements with multiple buyers. The Company previously disclosed its effort to optimize its Bitcoin miner fleet and sold 3,425 miners (approximately 411 PH/s) with a historical carrying value of $21,857,028, or $50.70 per TH/s. The Company recognized a realized loss on sale of miner assets of $8,012,248 during the second quarter of 2022. These sales were justified by the Company's priorities of liquidity and improved returns over growth. The loss was recorded as a realized loss on sale of miner assets on the condensed consolidated statement of operations. The various buyers paid the Company $13,844,780 upfront and took over the remaining installment payments upon transfer of the contract, relieving the Company of the outstanding purchase obligation.

During the third quarter of 2022, the Company consensually returned approximately 26,000 Bitcoin miners (approximately 18,700 of which were plugged in and operating prior to delivery) to NYDIG and BankProv and the related debt was cancelled pursuant to the terms of the Asset Purchase Agreement. See Note 6 – Long-Term Debt for further discussion of the Asset Purchase Agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of September 30, 2022, and December 31, 2021:

	Useful Lives (Years)	September 30, 2022	December 31, 2021
Electric plant	10 - 60	$66,295,810	$66,153,985
Power transformers	8 - 30	52,293,758	7,489,472
Machinery and equipment	5 - 20	18,207,669	12,015,811
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	95,197,331	78,505,675
Computer hardware and software	2 - 5	17,196	56,620
Vehicles and trailers	2 - 7	598,569	155,564
Construction in progress	Not Depreciable	12,461,250	36,067,776
Asset retirement obligation	10 - 30	580,452	580,452
		245,913,035	201,286,355
Accumulated depreciation and amortization		(63,043,350)	(34,629,200)
TOTALS		$182,869,685	$166,657,155
Construction in Progress
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $12,461,250 as of September 30, 2022, represents open contracts for future projects.
Depreciation and Amortization
Depreciation and amortization expense charged to operations was $12,247,245 and $37,234,126 for the three and nine months ended September 30, 2022, and $1,158,374 and $2,463,549 for the three and nine months ended September 30, 2021, respectively.

NOTE 6 – LONG-TERM DEBT
Long-term debt consists of the following as of September 30, 2022, and December 31, 2021:

	September 30, 2022		December 31, 2021
$66,076 loan, with interest at 5.55%, due July 2021.	$—		$3,054
$75,000 loan, with interest at 12.67%, due April 2021.	—		7,312
$499,520 loan, with interest at 2.49%, due December 2023.	150,089		232,337
$499,895 loan, with interest at 2.95%, due July 2023.	153,985		246,720
$212,675 loan, with interest at 6.75%, due October 2022.	—		103,857
$517,465 loan, with interest at 4.78%, due October 2024.	381,452		490,600
$431,825 loan, with interest at 7.60%, due April 2024.	142,898		204,833
$565,500 loan, with interest at 4.48%, due January 2027.	495,897		—
$523,076 financing agreement for insurance, with interest at 5.99%, due March 2023.	307,385		—
$6,900,000 financing agreement for insurance, with interest at 3.45%, due July 2022.	—		4,299,721
$40,000,000 loan, with interest at 10.00%, due June 2023.	17,639,433	[A]	30,734,045
$33,750,000 loan, with interest at 10.00%, due May 2024.	20,194,118	[B]	—
$10,641,362 loan, with interest at 10.00%, due June 2023.	—	[C]	8,176,302
$14,077,800 loan, with interest at 10.00%, due June 2023.	—	[D]	10,816,694
$5,808,816 loan, with interest at 10.00%, due April 2023.	3,571,674	[E]	—
$6,814,000 loan, with interest at 10.00%, due October 2023.	4,986,747	[F]	—
$17,984,000 maximum advance loan, with interest at 9.99%, due December 2023. Balance is what has been advanced as of September 30, 2022.	—	[G]	10,790,400
$17,984,000 maximum advance loan, with interest at 9.99%, due December 2023. Balance is what has been advanced as of September 30, 2022.	17,052,794	[H]	7,769,088
$17,984,000 maximum advance loan, with interest at 9.99%, due December 2023. Balance is what has been advanced as of September 30, 2022.	14,387,200	[I]	—
$33,750,000 Convertible Note, with interest at 10.00%, due May 2024.	22,437,500	[J]	—
$92,381 loan, with interest at 1.49%, due April 2026.	84,891		—
$64,136 loan, with interest at 11.85%, due May 2024.	42,986
$196,909 loan, with interest at 6.49%, due May 2024.	196,909		—
	102,225,958		73,874,963
Less current portions, deferred debt issuance costs and discounts:
Outstanding loan	90,605,752		50,099,372
Deferred debt issuance costs	2,269,467		2,854,787
Discounts from issuance of stock	—		1,042,416
Discounts from issuance of warrants	1,743,499		1,499,547
	$7,607,240		$18,378,841
[A] The WhiteHawk Promissory Note has a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussion. On December 31, 2021, the Company amended the WhiteHawk Financing Agreement (as defined below) (the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021, to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $250,000 to WhiteHawk Finance LLC ("WhiteHawk"). These fees are included in deferred debt issuance costs. Refer to Note 33 – Subsequent Events for disclosure of the WhiteHawk Credit Agreement (as defined below) which closed on October 27, 2022, as a result of which the WhiteHawk equipment financing was refinanced.
[B] WhiteHawk Promissory Note agreement with a term of 24 months. Refer to Note 14 – Stock Issued Under Master Financing Agreements and Warrants for further discussion. Pursuant to the Second WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $275,414 and a closing fee of $500,000 to WhiteHawk. These fees are included in deferred debt issuance costs. Refer to Note 33 – Subsequent Events for disclosure of the WhiteHawk Credit Agreement which closed on October 27, 2022, as a result of which the above WhiteHawk equipment financing was refinanced.
[C] Arctos/NYDIG Financing Agreement (as defined below) [loan #1] with a term of 24 months. This debt tranche was extinguished as of September 30, 2022, as outlined below.
[D] Arctos/NYDIG Financing Agreement [loan #2] with a term of 24 months. This debt tranche was extinguished as of September 30, 2022, as outlined below.
[E] Arctos/NYDIG Financing Agreement [loan #3] with a term of 15 months. Deferred debt issuance costs of $232,353 are amortized over the term of the loan using the straight-line method.
[F] Arctos/NYDIG Financing Agreement [loan #4] with a term of 21 months. Deferred debt issuance costs of $272,560 are amortized over the term of the loan using the straight-line method.
[G] Second NYDIG Financing Agreement (as defined below) with a term of 24 months. This debt tranche was extinguished as of September 30, 2022, as outlined below.
[H] Second NYDIG Financing Agreement with a term of 24 months. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method.
[I] Second NYDIG Financing Agreement with a term of 24 months. Deferred debt issuance costs of $449,600 are amortized over the term of the loan using the straight-line method.
[J] Convertible Note with a term of 24 months. Refer to Note 32 – Private Placements for further discussion.
On August 16, 2022, the Company, Stronghold LLC, SDM and Stronghold Digital Mining BT, LLC, a Delaware limited liability company (“Digital Mining BT" and, together with SDM, the “APA Sellers” and, together with the Company and Stronghold LLC, the “APA Seller Parties”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NYDIG, formerly known as Arctos Credit, LLC, and The Provident Bank, a Massachusetts savings bank (“BankProv” and, together with NYDIG, “Purchasers” and each, a “Purchaser”).

Pursuant to the master equipment financing agreement entered into between SDM and Arctos Credit, LLC (“Arctos” now known as “NYDIG”) on June 25, 2021 (the “Arctos/NYDIG Financing Agreement”) and the master equipment financing agreement entered into between Digital Mining BT and NYDIG on December 15, 2021 (the “Second NYDIG Financing Agreement” and together with the Arctos/NYDIG Financing Agreement, the “NYDIG Financing Agreements”), certain miners were pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). The Sellers agreed to clean, service, package, ship, and deliver the APA Collateral and to bear the costs associated with such activities. Following (i) delivery of the APA Collateral to the Purchasers or their designees pursuant to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt was to be assigned to the Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”).

As a result of this transaction, the Company incurred a loss of $19,475,514 in the third quarter of 2022, comprising a loss on debt extinguishment of $15,316,510 and an impairment on assets held for sale of $4,159,004. As of September 30, 2022, three of the seven tranches of the NYDIG Debt were extinguished in conjunction with the sale of the associated miners and was recorded as a loss on debt extinguishment on the condensed consolidated statements of operations. The remaining four tranches of the NYDIG Debt, totaling $39,998,415 (excluding deferred debt issuance costs and discounts), were classified as current debt as of September 30, 2022, and an impairment on assets held for sale was recognized on the condensed consolidated statements of operations. The miners associated with the remaining four tranches of the NYDIG Debt were classified as assets held for sale as of September 30, 2022, on the condensed consolidated balance sheet. Subsequent to quarter end, three more tranches were extinguished on October 13, 2022, and the final tranche was extinguished on October 26, 2022.

Future scheduled maturities on the outstanding borrowings as of September 30, 2022, are as follows:

Years ending December 31:
2022 remaining (1)	$56,750,896
2023	40,484,040
2024	4,627,755
2025	222,234
2026	130,562
2027	10,471
$102,225,958
(1) 2022 includes the remaining four tranches of the NYDIG Debt, totaling $39,998,415, which were extinguished subsequent to quarter end.
NOTE 7 – CONCENTRATIONS
Credit risk is the risk of loss the Company would incur if counterparties fail to perform their contractual obligations (including accounts receivable). The Company primarily conducts business with counterparties in the cryptocurrency mining and energy industry. This concentration of counterparties may impact the Company’s overall exposure to credit risk, either positively or negatively, in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Company mitigates potential credit losses by dealing, where practical, with counterparties that are rated at investment grade by a major credit agency or have a history of reliable performance within the cryptocurrency mining and energy industry.
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with DEBM, which amounted to 100% of the Company’s energy revenues for the nine months ending September 30, 2022, and 2021. DEBM accounted for 85% and 100% of the Company’s accounts receivable balance as of September 30, 2022, and December 31, 2021, respectively.
For the nine months ended September 30, 2022, and 2021, the Company purchased 16% and 31%, respectively, of waste coal from two related parties. See Note 9 – Related-Party Transactions for further information.
As of September 30, 2022, the Company had entered into various Master Equipment Financing Agreements that have future delivery and installation timeframes for approximately 600 miners. There can exist a risk of not achieving the expected delivery timelines as well as the timeliness of generating guaranteed targeted terahash by each miner. However, this risk is not quantifiable at this time. See Note 8 – Contingencies and Commitments for further information.
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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of September 30, 2022, there were no remaining deposits owed. In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,200 of the 15,000 miners. As a result, an impairment totaling $12,228,742, was in the first quarter of 2022. As of September 30, 2022, MinerVa had delivered, refunded cash, or swapped into deliveries of industry-leading miners of equivalent value to approximately 9,100 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
Cryptech Solutions
The Company entered into a hardware purchase and sales agreement with Cryptech, effective April 1, 2021. Hardware included, but was not limited to ASIC Miners, power supply units, power distribution units, and replacement fans for ASIC Miners. Total purchase price was $12,660,000 for 2,400 Bitmain S19j miners to be delivered monthly in equal quantities (200/month) from November 2021 through October 2022. All hardware must be paid for in advance before being shipped to the Company. As of September 30, 2022, approximately 600 miners were still to be delivered under this agreement.
The Company made a 30% down payment of $3,798,000 on April 1, 2021, with the remaining 70% or $8,862,000 agreed to be paid in 17 installments. As of September 30, 2022, all 17 installments totaling $8,862,000 have been paid under this agreement according to the following payment schedule.

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
On December 7, 2021, the Company entered into a Hardware Purchase and Sales Agreement with Cryptech (the “Cryptech Purchase Agreement”) to acquire 1,000 Bitmain S19a miners with a hash rate of 96 Terahash per second ("TH/s") for a total purchase price of $8,592,000. As of September 30, 2022, all 1,000 Bitmain S19a miners had been paid for and received.

Bitmain Technologies Limited

On October 28, 2021, the Company entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain Technologies Limited ("Bitmain"). The first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. On October 29, 2021, the Company made a $23,300,000 payment comprising the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that had an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of $4,550,000, representing an additional 35% of the April 2022 batch of miners. During the nine-month period ending September 30, 2022, the Company paid installments totaling $24,196,500.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35% and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, the Company paid the first installment payment of 35% or $6,835,000 on November 18, 2021. During the first five months of 2022, the Company paid five installments totaling $5,733,000. The second Non-Fixed Price Sales and Purchase Agreement was sold in May 2022. Refer to Note 4 – Equipment Deposits and Miner Sales.

Luxor Technology Corporation

The Company paid for three separate purchases of miners from Luxor Technology Corporation ("Luxor"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amounts of $5,357,300 and $3,633,500, respectively, for an additional 750 and 500 miners. These miners were received and recorded as property, plant and equipment.

On November 30, 2021, the Company entered into a fourth purchase agreement with Luxor to acquire 400 Antminer T19 miners with a hash rate of 84 TH/s and 400 Antminer T19 miners with a hash rate of 88 TH/s for a total purchase price of $6,260,800. These miners were received and recorded as property, plant and equipment.

WhiteHawk Finance LLC

On June 30, 2021, Equipment LLC entered into an equipment financing agreement (the "WhiteHawk Financing Agreement") with WhiteHawk whereby WhiteHawk originally agreed to lend to Equipment LLC an aggregate amount not to exceed $40.0 million to finance the purchase of certain Bitcoin miners and related equipment (the "Total Advance"). The WhiteHawk Financing Agreement originally contained terms requiring that the 15,000 miners purchased pursuant to the MinerVa Purchase Agreement be delivered on or before December 31, 2021. MinerVa did not deliver all of the miners under the MinerVa Purchase Agreement by the December 31, 2021, deadline. On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the final MinerVa delivery date from December 31, 2021, to April 30, 2022. On March 28, 2022, Equipment LLC and WhiteHawk again amended the WhiteHawk Financing Agreement (the "Second WhiteHawk Amendment") to exchange the collateral under the WhiteHawk Financing Agreement, which removed MinerVa miners from the collateral package.

Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by the Company from various suppliers and (ii) WhiteHawk agreed to lend to the Company an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $275,414 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek Power Operating LLC ("Panther Creek") and Scrubgrass each agreed to a negative pledge of the coal refuse reclamation facility with 80 MW of net electricity generation capacity located near Nesquehoning, Pennsylvania (the "Panther Creek Plant") and a low-cost, environmentally beneficial coal refuse power generation facility that the Company has upgraded in Scrubgrass Township, Pennsylvania (the "Scrubgrass Plant"), respectively, and guaranteed the WhiteHawk Financing Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, the Company issued a warrant to WhiteHawk, to purchase 125,000 shares of Class A common stock, subject to certain anti-dilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032.

On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and $23.0 million in additional commitments (such additional commitments, the “Delayed Draw Facility”). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement.

The financing pursuant to the Credit Agreement (such financing, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold LLC as Borrower (the “Borrower”) and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The WhiteHawk Refinancing Agreement contains a covenant requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 01, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023, and (iv) 4.0:1.0 for each quarter ending thereafter.

The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with 3% closing fee on the drawn amount, paid when such amount was drawn. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. The Company also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.

Contingencies:

Legal Proceedings
The Company experiences litigation in the normal course of business. Management is of the opinion that none of this litigation will have a material adverse effect on the Company’s reported financial position or results of operations.

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

In November 2019, Allegheny Mineral Corporation ("Allegheny Mineral") filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of approximately $1,300,000. After unsuccessful mediation in August 2020, the parties again attempted to mediate the case on October 26, 2022, which led to a mutual agreement to settlement terms of a $300,000 cash payment, in part dependent upon the entry into a mutually agreeable supply agreement which remains subject to negotiation and definitive documentation. While finalization of the settlement document is ongoing, the Company expects this matter to be resolved and the outstanding litigation to be terminated in November 2022 with no material adverse effect on the Company or its operations.

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the

Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. Since the Company submitted its formal response to the OE's request, the Company has had further discussions with the OE regarding the Company's formal response. The OE's investigation regarding potential instances of non-compliance is continuing. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with any certainty the outcome of these proceedings.

Winter v. Stronghold Digital Mining Inc., et al., U.S District Court for the Southern District of New York

The Company, together with certain of its key personnel and the underwriters for the Company’s initial public offering, have been named in a lawsuit filed in the U.S District Court for the Southern District of New York captioned Winter v. Stronghold Digital Mining Inc., et al., alleging that the Company’s registration statement filed in connection with its initial public offering contained false or misleading statements in violation of the federal securities laws. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the Plaintiffs filed an amended complaint making the same basic allegations as in the amended complaint. The defendants believe the allegations in the amended complaint are without merit and intend to move for dismissal of the lawsuit on December 19, 2022. The Company intends to vigorously defend itself and believes this litigation is unlikely to have a material adverse effect on the Company's financial position.
NOTE 9 – RELATED-PARTY TRANSACTIONS

Waste Coal Agreement
The Company is obligated under a Waste Coal Agreement (the “WCA”) to take minimum annual delivery of 200,000 tons of waste coal as long as there is a sufficient quantity of waste coal that meets the Average Quality Characteristics (as defined in the WCA). Under the terms of the WCA, the Company is not charged for the waste coal itself but is charged a $6.07 per ton base handling fee as it is obligated to mine, process, load, and otherwise handle the waste coal for itself and also for other customers of Coal Valley Sales, LLC (“CVS”) from the Russellton site specifically. The Company is also obligated to unload and properly dispose of ash at the Russellton site. The Company is charged a reduced handling fee of $1.00 per ton for any tons in excess of the minimum take of 200,000 tons. The Company is the designated operator at the Russellton site, and therefore, is responsible for complying with all state and federal requirements and regulations.
In December 2020, the Company notified CVS by letter that it intends to restart operations at Russellton during the first quarter of 2021. It proposed a ramp-up of tons and payments at $25,000 a month until the economics of the plant steady and return to the minimum take per the contract. Subsequent to March 31, 2021, the Company resumed the semi-monthly minimum payments of approximately $51,000 per the WCA.
The Company purchases coal from Coal Valley Properties, LLC, a single-member limited liability company which is entirely owned by one individual who has ownership in Q Power, and from CVS. CVS is a single-member limited liability company which is owned by a coal reclamation partnership of which an owner of Q Power has a direct and an indirect interest in the partnership of 16.26%.

For the three and nine months ended September 30, 2022, the Company expensed approximately $278,208 and $581,708, respectively, which is included in fuel expense on the accompanying condensed consolidated statements of operations. No amount was due to CVS as of September 30, 2022. The Company owed Coal Valley Properties, LLC approximately $134,452 as of September 30, 2022, which is included in due to related parties on the condensed consolidated balance sheet.
Fuel Service and Beneficial Use Agreement

The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires on December 31, 2023. For the three and nine months ended September 30, 2022, the Company expensed $1,304,752 and $2,225,864, respectively, which is included in fuel expense on the accompanying condensed consolidated statements of operations. The Company owed NFS approximately $282,615 as of September 30, 2022, which is included in due to related parties on the condensed consolidated balance sheet.

Fuel purchases under these agreements for the nine months ended September 30, 2022, and September 30, 2021, are as follows:

	September 30, 2022	September 30, 2021
Coal purchases:
Northampton Fuel Supply Company, Inc.	$2,225,864	$173,216
Coal Valley Sales, LLC	581,708	631,416
Total	$2,807,572	$804,632
Fuel Management Agreement

Panther Creek Fuel Services LLC

Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The amount expensed for the three and nine months ended September 30, 2022, was $353,879 and $1,204,938, respectively, of which $124,904 was included in due to related parties on the condensed consolidated balance sheet as of September 30, 2022.

Scrubgrass Fuel Services, LLC

Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The amount expensed for the three and nine months ended September 30, 2022, was $247,009 and $580,626, respectively, of which $55,754 was included in due to related parties on the condensed consolidated balance sheet as of September 30, 2022.

O&M Agreements

Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provides certain operations and maintenance services to Stronghold LLC and employs certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC reimburses Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Panther Creek Plant and Scrubgrass Plant, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which has been deferred in 2022. The amount expensed for the three and nine months ended September 30, 2022, was $392,761 and $1,189,452, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance.

Effective October 1, 2022, Stronghold LLC will pay Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This is a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services.

Panther Creek Energy Services LLC

Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three and nine months ended September 30, 2022, was $886,569 and $2,911,738, respectively, of which $373,938 was included in due to related parties on the condensed consolidated balance sheet.

In connection with the equity contribution agreement effective July 9, 2021 (the "Equity Contribution Agreement"), the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

Scrubgrass Energy Services, LLC

Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services, LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The amount expensed for the three and nine months ended September 30, 2022, was $2,099,306 and $4,749,432, respectively, of which $701,770 was included in due to related parties on the condensed consolidated balance sheet.

In connection with the Equity Contribution Agreement effective July 9, 2021, the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Scrubgrass Amended O&M Agreement”) with Scrubgrass Energy Services LLC. Under the Scrubgrass Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Scrubgrass Amended O&M Agreement is the closing date of the Equity Contribution Agreement.

Effective October 1, 2022, Stronghold LLC no longer pays Olympus Stronghold Services a management fee for the Scrubgrass Plant.

Management Services Agreement
On May 10, 2021, a new management and advisory agreement was entered into between Q Power and William Spence. In consideration of the consultant’s performance of the services thereunder, Q Power will pay Mr. Spence a fee at the rate of $50,000 per complete calendar month (pro-rated for partial months) that Mr. Spence provides services thereunder, payable in arrears. The previous agreement requiring monthly payments of $25,000 was terminated. Q Power will not be liable for any other payments to Mr. Spence including, but not limited to, any cost or expenses incurred by Mr. Spence in the course of performing his obligations thereunder. The Company has made total payments of $150,000 and $450,000 for the three and nine months ended September 30, 2022.

Amounts due to related parties as of September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Due to related parties:
Coal Valley Properties, LLC	$134,452	$134,452
Q Power LLC	500,000	500,000
Coal Valley Sales, LLC	—	202,334
Panther Creek Energy Services	373,938	94,434
Panther Creek Fuel Services	124,904	47,967
Northampton Generating Co LP	282,615	321,738
Olympus Services LLC	—	129,735
Scrubgrass Energy Services	701,770	—
Scrubgrass Fuel Services	55,754	—
Keystone Reclamation Fuel Management LLC	38,712	—
TOTALS	$2,212,145	$1,430,660

NOTE 10 – PAYCHECK PROTECTION PROGRAM AND ECONOMIC INJURY DISASTER LOANS
On March 16, 2021, the Company received a second round Paycheck Protection Program ("PPP") loan in the amount of $841,670 that accrues interest of 1% per year and matures on the fifth anniversary of the date of the note. In January 2021, the Company was granted relief as forgiveness for the first round PPP loan in the amount of $638,800.
On June 8, 2021, the Company repaid the Economic Injury Disaster Loan (“EIDL”) received on March 31, 2020, in the amount of $150,000.
On May 25, 2022, the Company was granted relief as forgiveness for the second round PPP loan in the amount of $841,670.
NOTE 11 – COVID-19
The full impact of the coronavirus (“COVID-19”) outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, results of operations and liquidity. Management continues to monitor the impact of the COVID-19 on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the future effects of the COVID-19 outbreak on its financial condition, results of operations or liquidity.
NOTE 12 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. Our CEO is the primary decision-maker. The Company functions in two operating segments about which separate financial information is presented below.

Reportable segment results for the three and nine months ended September 30, 2022, and 2021, are as follows:

	Three Months Ended,		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues:
Energy Operations	$12,371,797	$3,459,466	$31,629,528	$8,262,647
Cryptocurrency Operations	12,376,974	2,560,247	50,997,751	5,643,668
Total Operating Revenues	$24,748,771	$6,019,713	$82,627,279	$13,906,315
Net Operating Income/(Loss):
Energy Operations	$(16,086,915)	$(2,121,260)	$(39,915,660)	$(5,907,066)
Cryptocurrency Operations	(23,092,642)	(1,824,772)	(67,786,643)	(1,896,152)
Net Operating Income/(Loss)	$(39,179,557)	$(3,946,032)	$(107,702,303)	$(7,803,218)
Other Income, net (a)	$(36,040,813)	$(2,333,997)	$(40,063,057)	$(1,958,776)
Net Income/(Loss)	$(75,220,370)	$(6,280,029)	$(147,765,360)	$(9,761,994)
Depreciation and Amortization:
Energy Operations	$(1,292,241)	$(149,426)	$(3,874,894)	$(430,965)
Cryptocurrency Operations	(10,955,004)	(1,008,948)	(33,359,232)	(2,032,584)
Total Depreciation and Amortization	$(12,247,245)	$(1,158,374)	$(37,234,126)	$(2,463,549)
Interest Expense:
Energy Operations	$(15,864)	$(22,264)	$(71,933)	$(90,570)
Cryptocurrency Operations	(3,377,203)	(2,438,404)	(10,741,369)	(2,504,181)
Total Interest Expense	$(3,393,067)	$(2,460,668)	$(10,813,302)	$(2,594,751)
(a)The Company does not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, and 2021, for further details.

Assets, at September 30, 2022, by energy operations and cryptocurrency operations totaled $55,815,516 and $218,326,804, respectively. Assets at September 30, 2021, by energy operations and cryptocurrency operations, totaled $8,855,271 and $166,496,829, respectively.

	September 30, 2022			September 30, 2021
	Energy Operations	Cryptocurrency Operations	Total	Energy Operations	Cryptocurrency Operations	Total
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Cash and cash equivalents	$1,866,394	$14,857,117	$16,723,511	$583,039	$40,851,371	$41,434,410
Digital currencies	—	2,186,704	2,186,704	—	3,228,698	3,228,698
Digital currencies, restricted	—	—	—	—	—	—
Accounts receivable	438,167	336,871	775,038	256,104	52,283	308,387
Due from related parties	58,735	—	58,735	—	—	—
Prepaid insurance	490,090	490,090	980,180	139,269	139,269	278,538
Inventory	3,316,716	—	3,316,716	367,601	—	367,601
Assets held for sale	—	39,008,651	39,008,651	—	—	—
Other current assets	1,411,026	116,912	1,527,938	1,889,831	1,889,832	3,779,663
Security deposits	227,369	121,519	348,888	—	—	—
Equipment deposits	—	24,385,876	24,385,876	—	85,624,852	85,624,852
Property, plant and equipment, net	46,046,621	136,823,064	182,869,685	5,404,263	34,710,524	40,114,787
Land	1,748,439	—	1,748,439	29,919	—	29,919
Road bond	211,958	—	211,958	185,245	—	185,245
	$55,815,516	$218,326,804	$274,142,319	$8,855,271	$166,496,829	$175,352,100

NOTE 13 – STOCK-BASED COMPENSATION
Stock compensation expense was $3,377,499 and $9,123,124 for the three and nine months ended September 30, 2022, respectively, and $976,528 and $1,246,460 for the three and nine months ended September 30, 2021, respectively. There is no tax benefit related to stock compensation expense due to a full valuation allowance on the net deferred tax assets at September 30, 2022.
NOTE 14 – STOCK ISSUED UNDER MASTER FINANCING AGREEMENTS AND WARRANTS
Stock Issued as part of an Equipment Financing Agreement
Arctos Credit LLC (NYDIG)
On June 25, 2021, SDM (i.e. "the Company") entered into a $34,481,700 Arctos/NYDIG Financing Agreement. As part of this agreement, NYDIG was issued a total of 126,274 shares of common stock of Stronghold Inc. The effective date of this issuance was as of the commencement date of the agreement. On July 2, 2021, the Company received two separate loans, against the $34,481,700, totaling $24,157,178 (net of debt issuance fees). The loans each have a maturity date of July 23, 2023, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum. On January 31, 2022, the Company amended the master equipment financing agreement with an affiliate of NYDIG to allow for a Maximum Advance Amount of $37,341,978. On February 1, 2022, the Company received two separate loans, against the $37,341,978, totaling $12,117,903 (net of debt issuance fees). The loans each have a maturity date of April 25, 2023, and October 25, 2023, respectively, where the full outstanding principal amount of the loans is due and payable. Interest for each of the loans is set at 10% per annum.

As of September 30, 2022, the fair value at the date of issuance (i.e., June 25, 2021) of the 126,274 common shares or $1,389,888 is presented on the condensed consolidated balance sheet as debt discounts that offset the net proceeds of the loans and amortized using the straight-line method over the terms of the loans (refer to Note 6 – Long-Term Debt for further details). For the nine months ended September 30, 2022, the Company recorded amortized costs in the amount of $347,472 related to the stock issued debt discounts. That amount is included in interest expense.

In addition, the agreement stipulates a "Standby Fee" if, prior to August 15, 2021, the Company has failed to take advances from NYDIG equal to the total agreement amount of $37,341,978. The Standby Fee is calculated as 1.75% times the remaining principal that has not been borrowed, or zero as of September 30, 2022. As a result, the Company has not paid a Standby Fee during the nine months ended September 30, 2022. That amount is included in interest expense.
Warrants

Private Placement Purchase Agreement

On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of $27 million.

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022 (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

On August 16, 2022, the Company entered into an amendment to the note and warrant purchase agreement (the “Purchase Agreement Amendment”), by and among the Company and the Purchasers, whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company will continue to make subsequent monthly, payments to the Purchasers on the 15th day of each of November 2022, December 2022, January 2023, and February 2023. The Company may elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a 20% discount to the average of the daily VWAPs for each of the 20 consecutive trading days preceding the payment date.

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
The fair value for the warrants, as of the issuance date, is $1,999,396 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $40,000,000 are allocated to the WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the nine months ended September 30, 2022, the Company has recorded amortized debt discount, related to the warrants, in the amount of $499,849, which is included in interest expenses.

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

The fair value for the warrants, as of the issuance date, is $1,150,000 and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $25,000,000 are allocated to the Second WhiteHawk Promissory Note and the warrants are being amortized based on the straight-line method over the twenty-four month term of the note. For the nine months ended September 30, 2022, the Company has recorded amortized debt discount, related to the warrants, in the amount of $143,750, which is included in interest expenses.
B. Riley Securities, Inc.
On each of April 1, 2021, and May 14, 2021, Stronghold Inc. entered into a warrant agreement with American Stock Transfer & Trust Company. B. Riley Securities, Inc. acted as the Company’s placement agent in connection with the Private Placements. In connection therewith, the Company issued B. Riley Securities, Inc. (i) a five-year warrant to purchase up to 97,920 shares of Series A Preferred Stock at a per share exercise price of $8.68 and (ii) a five-year warrant to purchase up to 18,170 shares of Series B Preferred Stock at a per share exercise price of $11.01. In each case the exercise price was equal to the respective private placement per share price. B. Riley Securities, Inc. and its affiliates purchased 439,200 and 91,619 shares of Series A Preferred Stock and Series B Preferred Stock, respectively, at the same private placement per share price.
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
Series A
The following are the Black-Scholes input assumptions for the 97,920 Series A warrants; and the changes in fair values as of April 1, 2021 (date of issuance), and October 19, 2021, respectively:

	As of		Changes in Fair Value Inputs
	April 1, 2021	October 19, 2021
Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.83	4.83	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$631,897	$1,628,311	$996,414
On April 1, 2021, the Company recorded a liability of $631,897, and as a debt issuance cost against the Preferred Shares. As of September 30, 2022, the fair value of this liability is zero.

Series B
The following are the Black-Scholes input assumptions for the 18,170 Series B warrants; and the changes in fair values as of May 14, 2021 (date of issuance), and October 19, 2021, respectively:

	As of		Changes in Fair Value Inputs
	May 14, 2021	October 19, 2021

Expected volatility	100.2%	117.6%	17.4%
Expected life (in years)	4.8	4.8	0
Risk-free interest rate	0.9%	1.2%	0.3%
Expected dividend yield	0.00%	0.00%	0.0%
Fair value	$148,575	$295,970	$147,395
On May 14, 2021, the Company recorded a liability of $148,575, and as a debt issuance cost against the Mezzanine Equity (see Note 15 – Redeemable Common Stock). As of September 30, 2022, the fair value of this liability is zero.
NOTE 15 – REDEEMABLE COMMON STOCK
Private Placements - Mezzanine Equity Series A & B
On April 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 9,792,000 shares of Series A Preferred Stock in the Series A Private Placement at a price of $8.68 per share to various accredited individuals for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and $631,897 as debt issuance costs for warrants issued as part of the Series A Private Placement.
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
On May 14, 2021, the Company completed the Series B Private Placement. The terms of the Series B Preferred Stock were substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of $20.0 million. In connection with the Series B Private Placement, the Company incurred approximately $1.6 million in fees and $148,575 as debt issuance costs for warrants issued as part of the Series B Private Placement.
The Company entered into registration rights agreements with the investors in the Private Placements concurrently with the closing of each Private Placement, with certain filing deadlines as defined in the agreements.

On October 22, 2021 (the closing date of the IPO), the net proceeds from the 9,792,000 shares of the Series A Preferred Stock and the 1,816,994 shares of the Series B Preferred Stock were converted to shares of Class A common stock on a one-for-one share basis at a par value of $0.0001 per share. As of December 31, 2021, these shares were no longer reported as redeemable common stock.

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
The Company classifies shares of Class V common stock held by Q Power as redeemable common stock based on its assessment of (i) the right (the “Redemption Right”) to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, (x) shares of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit redeemed, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions or (y) an approximately equivalent amount of cash as determined pursuant to the Stronghold LLC Agreement of Q Power, and (ii) the right (the “Call Right”), for administrative convenience, to acquire each tendered Stronghold LLC Unit directly from the redeeming Stronghold Unit Holder for, at its election, (x) one share of Class A common stock, subject to conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions, or (y) an approximately equivalent amount of cash as determined pursuant to the terms of the Stronghold LLC Agreement of the Company pursuant to ASC 480-10-S99-3A. For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair market value of the Class A common stock at the time of the redemption. For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the condensed consolidated balance sheet.
Class V common stock is classified as redeemable common stock in the condensed consolidated balance sheet as, pursuant to the Stronghold LLC Agreement, the Redemption Rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors that determine whether to make a cash payment upon a Stronghold Unit Holder’s exercise of its Redemption Right. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of September 30, 2022.
The Company recorded redeemable common stock as presented in the table below:

	Non- controlling Interest (1)	Series A		Series B		Common - Class V
		Preferred Shares	Amount	Preferred Shares	Amount	Shares	Amount	Total
Balance - December 31, 2021	$—			—	$—	27,057,600	$301,052,617	$301,052,617
Net loss - January 1 to September 30, 2022							(82,905,233)	(82,905,233)
Maximum redemption right valuation							(188,713,856)	(188,713,856)
Balance - September 30, 2022	$—	—	$—	—	$—	27,057,600	$29,433,528	$29,433,528
_______________
1Refer to Note 16 – Noncontrolling Interest for further discussion.
NOTE 16 – NONCONTROLLING INTEREST
The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the Common Units of Stronghold LLC held by Q Power. Changes in the Company’s ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as redeemable common stock transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest. Refer to Note 15 – Redeemable Common Stock that describes the redemption rights of the noncontrolling interest.

Class V Common Stock represents 56.1% ownership of Stronghold LLC, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares.

The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest from April 1, 2021, through September 30, 2022:

Temporary Equity Adjustments
Balance - April 1, 2021 (1)	$(2,877,584)
Net loss for the three months ended June 30, 2021	(2,235,219)
Maximum redemption right valuation (2)	172,774,052
Balance - June 30, 2021	$167,661,249
Net loss for the three months ended September 30, 2021	(4,328,460)
Adjustment of mezzanine equity to redemption amount (3)	79,669,600
Balance - September 30, 2021	$243,002,389
Net loss for the three months ended December 31, 2021	(8,594,196)
Adjustment of temporary equity to redemption amount (4)	66,644,424
Balance - December 31, 2021	$301,052,617
Net loss for the three months ended March 31, 2022	(18,125,837)
Adjustment of temporary equity to redemption amount (5)	(110,222,560)
Balance - March 31, 2022	$172,704,220
Net loss for the three months ended June 30, 2022	(22,576,255)
Adjustment of temporary equity to redemption amount (6)	(102,888,062)
Balance - June 30, 2022	$47,239,903
Net loss for the three months ended September 30, 2022	(42,203,141)
Adjustment of temporary equity to redemption amount (7)	24,396,766
Balance - September 30, 2022	$29,433,528

(1) As of the date of reorganization - refer to Note 1 – Business Combinations.
(2) Based on 27,057,600 Class V Common stock outstanding at $6.39 issuance price as of April 1, 2021.
(3) Based on 27,057,600 Class V Common stock outstanding at $9.33 fair valuation price as of September 30, 2021.
(4) Based on 27,057,600 Class V Common stock outstanding at $11.99 fair valuation price as of December 31, 2021, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

(5) Based on 27,057,600 Class V Common stock outstanding at $7.72 fair valuation price as of March 31, 2022, using a 10-day VWAP of trading dates including the closing date.
(6) Based on 27,057,600 Class V Common stock outstanding at $1.75 fair valuation price as of June 30, 2022, using a 10-day VWAP of trading dates including the closing date.
(7) Based on 27,057,600 Class V Common stock outstanding at $1.09 fair valuation price as of September 30, 2022, using a 10-day VWAP of trading dates including the closing date.
Common Units
The Company is the sole managing member of Stronghold LLC and as a result consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the Common Units of Stronghold LLC held by Olympus Power, LLC plus a corresponding number of Class V vote-only shares of common stock in the Company. Olympus Power, LLC can exchange these Common Units along with corresponding shares of Class V common stock, on a one-for-one basis, for shares of Class A common stock. Because of the Class V voting rights, the Company has assessed the exchange right as a “Redemption Right” to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, one share of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit.
Common Units represent 2.4% ownership of Stronghold LLC, where the original owners of Olympus Power, LLC have economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally and a redemption right into Class A shares.

Changes in the Company's ownership interest in Stronghold LLC while the Company retains its controlling interest in Stronghold LLC will be accounted for as permanent equity. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in a change in ownership and reduce or increase the amount recorded as noncontrolling interest.

The following summarizes the permanent equity adjustments pertaining to the noncontrolling interest from November 2, 2021 (date of issuance), through September 30, 2022:

Permanent Equity Adjustments
Balance - November 2, 2021 (1)	$38,315,520
Net loss	(645,359)
Balance - December 31, 2021	$37,670,161
Net loss	(771,800)
Balance - March 31, 2022	$36,898,361
Net loss	(961,300)
Balance - June 30, 2022	$35,937,061
Net loss	(1,797,014)
Balance - September 30, 2022	$34,140,047

(1) As of November 2, 2021, the date of issuance. 1,152,000 Series A Preferred units outstanding at $33.26 per public trading share price (Nasdaq closing price).
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic earnings (loss) per share of Class A common stock for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(75,220,370)	$(6,280,029)	$(147,765,360)	$(9,761,994)
Less: net loss attributable to noncontrolling interest	$(44,000,155)	$(4,328,460)	$(86,435,347)	$(6,730,940)
Net loss attributable to Stronghold Digital Mining, Inc.	$(31,220,215)	$(1,951,569)	$(61,330,013)	$(3,031,054)
Denominator:
Weighted average number of Class A common shares outstanding	24,631,626	322,342	21,772,057	173,532
Basic net loss per share	$(1.27)	$(6.05)	$(2.82)	$(17.05)
Diluted net loss per share	$(1.27)	$(6.05)	$(2.82)	$(17.05)
Securities that could potentially dilute earnings (loss) per share in the future that were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2022, because their inclusion would be antidilutive, are as follows:

September 30, 2022
Series A preferred units not yet exchanged for Common A shares	1,152,000
Class V common shares not yet exchanged for Class A common shares	27,057,600
Total	28,209,600

NOTE 18 – RENEWABLE ENERGY CREDITS (RECs)
Starting late in 2021, and for the nine months ended September 30, 2022, the Company has significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative periods ended September 30, 2021. As a result, the Company's usage of coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, significantly increased. DEBM acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized based on this open market measured by consumer demands. The Company records an offset to fuel costs when RECs are sold to third parties.
RECs offset against the Company's fuel operating costs were $2,335,668 and $4,936,898 for the three and nine months ended September 30, 2022, respectively, and $956,366 and $1,746,352 for the three and nine months ended September 30, 2021, respectively.
NOTE 19 – ASPEN INTEREST (“OLYMPUS”) BUYOUT
On April 1, 2021, the Company, using in part 576,000 shares of newly issued Series A Preferred Stock and in part proceeds from the Series A Private Placement, acquired the Aspen Interest.
The total consideration was a combination of the newly issued Series A Preferred Stock valued at the issuance price of $8.68 per share or $5,000,000, plus an additional $2,000,000 in cash. A total of $7,000,000 is treated as a buyout of the Partners’ Deficits of the Limited Partner (i.e., Aspen Interest) as of April 1, 2021.
The following table details the Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net loss - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	$(1,408,471)
NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplementary cash flows disclosures as of September 30, 2022, and 2021:

	September 30, 2022	September 30, 2021
Acquisition of PP&E included in accrued liabilities	$4,197,350	$—
Reclassifications from deposits to PP&E	$54,207,076	$—
Equipment financed with debt	$60,256,322	$63,389,457
McClymonds arbitration award – paid by Q Power	$5,038,122	$—
Interest paid on equipment financings	$2,536,789	$2,594,751
Supplementary non-cash financing activities as of September 30, 2022, and 2021:

	September 30, 2022	September 30, 2021
Issued as part of equipment debt financing:
Warrants - WhiteHawk	$1,150,000	$1,999,396
Common Class A shares - NYDIG	—	1,389,888
Warrants issued as part of stock registrations - B. Riley Warrants	—	780,472
Series A redeemable and convertible preferred stock units - Aspen Interest buyout	—	5,000,000
Warrants issued as part of convertible note	6,604,881	—
Premium financing	523,076	—
Total	$8,277,957	$9,169,756

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
No deferred tax asset or liability has been recorded with respect to the TRA because an exchange that triggers the amounts owed by the Company under the TRA (i.e., the redemption of Stronghold LLC Units for shares of Class A common stock or cash) has not occurred. Estimating the amount and timing of the Company's realization of tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when redemptions actually occur. Accordingly, the Company has not recorded any deferred tax asset or any liability with respect to the TRA.

NOTE 22 – PROVISIONS FOR INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2022, was zero, resulting in an effective income tax rate of zero. The provisions for income taxes for the year ended December 31, 2021, and nine months ended September 30, 2021, were also zero, resulting in effective income tax rates of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and nine months ended September 30, 2022, is primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred tax assets. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the year ended December 31, 2021, and the nine months ended September 30, 2021, was primarily due to pre-tax losses attributable to the noncontrolling interest and the period prior to the Reorganization (i.e., prior to the incorporation of Stronghold Inc.), and due to maintaining a valuation allowance against the Company’s deferred tax assets. Prior to the Reorganization, Scrubgrass and Stronghold Power were pass-through or disregarded entities for income tax purposes such that any taxable income or loss was included in the income tax returns of their owners. Accordingly, no income tax provision was recorded in the Company’s financial statements for the three months ended March 31, 2021.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred tax assets, as required by applicable accounting standards (ASC 740). In light of the criteria under ASC 740 for recognizing the tax benefit of deferred tax assets, the Company maintained a valuation allowance against its federal and state deferred tax assets as of September 30, 2022, and December 31, 2021.
The CHIPS and Science Act of 2022 (“CHIPS” Act) enacted on August 9, 2022, and the Inflation Reduction Act of 2022 (“IRA”) enacted on August 16, 2022, included several provisions applicable to U.S. income taxes for corporations, generally effective beginning in 2023. The Company considered the impact of this federal legislation in the period of enactment and concluded there was not a material impact to the Company’s current or deferred income tax balances. In addition, Pennsylvania H.B. 1342 was signed into law on July 8, 2022, including a reduction to the state’s corporate income tax rate from 9.99% to 4.99% phased in over 2023-2031. The effect of the change in state income tax rates on the Company’s deferred tax balances, including net operating losses, was considered in the period of enactment but was not material given the valuation allowance against the Company’s deferred tax assets.

NOTE 23 – PREPAID INSURANCE

As of September 30, 2022, and December 31, 2021, the Company had an unamortized prepaid insurance balance of $980,180 and $6,301,701, respectively. The September 30, 2022, unamortized balance consists of $944,984 to cover directors and officers, including corporate reimbursement (the "D&O Policy"), and various commercial property and risk coverages totaling $35,196.

The D&O Policy was a financed premium (refer to Note 29 – Premium Financing Agreement) in the amount of $6,890,509 less a $1,378,102 down payment. The term of the policy was 12 months and expired on October 19, 2022. The monthly amortization to insurance expense was $574,209 per month. Effective October 20, 2022, the D&O Policy was renewed for an additional 12 months. Refer to Note 29 – Premium Financing Agreement for disclosure of the annual premiums and financing details. The commercial property and risk coverages vary in policy term expirations and are renewable on an annual basis.

NOTE 24 – ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Legal and professional fees	$612,816	$1,457,727
Payroll and taxes	—	73,819
Shipping and handling	229,680	230,779
Interest expense	865,492	79,267
Sales and use taxes	4,756,605	2,609,664
Upcharge penalties reserve	420,126	420,126
Rent	131,598	—
Accrued miscellaneous expenses	130,941	182,575
Fuel and purchased power	238,000	—
Total	$7,385,258	$5,053,957

NOTE 25 – ACQUISITION

On July 9, 2021, the Company entered into a purchase agreement, as contemplated by the letter of intent with Olympus, with Panther Creek Reclamation Holdings, LLC ("Panther Creek Reclamation"), a subsidiary of Olympus (the "Panther Creek Acquisition"). Pursuant to the Panther Creek Acquisition, the Company acquired all of the assets of Panther Creek, comprising primarily the Panther Creek Plant. Stronghold Inc. completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $3.0 million in cash ($2.192 million after deducting 50% of land closing costs agreed to be split with the seller) subject to certain closing adjustments, and 1,152,000 Stronghold LLC Units, together with a corresponding number of shares of Class V common stock. Pursuant to the Redemption Right (as defined herein), each Stronghold LLC Unit, combined with a corresponding share of Class V common stock, may be redeemed for one share of Class A common stock (or cash, in certain instances).

Furthermore, on November 5, 2021, the Company entered into a Registration Rights Agreement with Panther Creek Reclamation, whereby the Company agreed to register the 1,152,000 shares of Class A common stock that may be received upon a redemption by Panther Creek. Refer to Note 16 – Noncontrolling Interest for further details.

The transaction was analyzed in accordance with ASC 805, Business Combinations, to first determine whether the acquired assets constitute a business. This requires a screen test that makes a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If the assets acquired are not a business, then the reporting entity should record the transaction as an asset acquisition in accordance with ASC 805-50 (using the cost accumulation model, rather than the fair value model that applies to business combinations).

The following steps were performed to determine whether substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or group of similar identifiable assets.

Step 1. Combine the identifiable assets into a single identifiable asset: The Company concluded that none of the assets qualified for combination into a single identifiable asset per ASC 805-10-55-5B.

Step 2. Combine the assets into similar assets: The Company concluded that none of the assets qualified for combination as similar assets under ASC 805-10-55-5C.

Step 3. Measure the fair value of the gross assets acquired: The Company concluded that the gross assets acquired included any consideration transferred in excess of the fair value of the net identifiable assets acquired (i.e., goodwill in a business combination), but it did not include goodwill that results from the effects of deferred tax liabilities, cash and cash equivalents, deferred taxes, or liabilities.

Step 4. Determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets: The Company compared the fair value of the single identifiable asset (or group of similar assets) to the fair value of the gross assets acquired.

Based on the above analysis, substantially all of the fair value of the gross assets acquired were concentrated in a single identifiable asset or group of similar identifiable assets. As a result, the transaction met the screen as outlined in paragraphs 805-10-55-5A through 55-5C and was treated as asset acquisition.

As discussed above in the screen test section of this overall analysis, the Panther Creek Acquisition by the Company did not meet the definition of a business combination.

The following represented the fair value of the identifiable assets and liabilities as of the acquisition date of November 2, 2021:

The purchase price allocation was as follows (in thousands):
Cash and cash equivalents	$491
Accounts receivable - trade	831
Prepaids and other current assets	429
Materials and supplies	1,559
Land and Rights of Way	1,727
Property, plant and equipment	43,782
Accounts payable	(2,943)
Accrued expenses	(298)
Due to related parties	(73)
Total identifiable assets and liabilities	45,505
Total purchase consideration (1)	$45,505

(1) The $45.5 million purchase price consideration consisted of $38.316 million fair value of 1,152,000 Series A Redeemable Preferred Units (registered for public sale), $2.192 million in cash (net of a purchase of plant site 50% share or $808 thousand), $501 thousand in asset retirement obligations, $218 thousand in assumed notes payable, $613 thousand in purchase related legal and professional fees, and $3.665 million related to the settlement of various existing relationship payables (partially offset by receivables).

NOTE 26 – VARIABLE PREPAID FORWARD SALES CONTRACT DERIVATIVE
On December 15, 2021, the Company entered into a Forward Sale with NYDIG Trading providing for the sale of the Sold Bitcoin at a floor price of $28,000 per Bitcoin. Pursuant to the Forward Sale, NYDIG Trading paid the Company the Initial Sale Price on December 16, 2021, times the 250 Bitcoin provided for sale.
On September 24, 2022, the Forward Sale was settled and the Sold Bitcoin was sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price of $7.0 million, subject to a capped final sale price of $85,500 per Bitcoin.

On March 16, 2022, the Company executed additional option transactions. The net effect of those transactions was to adjust the capped final sale price to $50,000 from $85,500 per Bitcoin, resulting in approximately $1.0 million of proceeds to the Company.
As a result of the embedded price floor and cap mechanisms, this transaction was considered a compound derivative instrument which is required to be presented at fair value and is subject to remeasurement each reporting period. The Company has not formally designated this instrument as a hedge, and as such, the change in fair value is recorded in earnings as "Changes in fair value of forward sale derivative".
To determine the fair value of the compound derivative instrument, the Company used a Black-Scholes option pricing model to assess the combined net value of the embedded call feature and the embedded put feature.

On July 27, 2022, the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result of the July transaction, the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability.

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

NOTE 28 – HOSTING SERVICES AGREEMENT
On August 17, 2021, Stronghold LLC entered into a Hosting Services Agreement with Northern Data PA, LLC ("Northern Data") whereby Northern Data agreed to construct and operate a colocation data center facility located on the Scrubgrass Plant (as defined below) (the "Hosting Agreement"), the primary business purpose of which was to provide hosting services and support cryptocurrency miners. In October 2021, the final deposit owed to Northern Data was paid, and Northern Data began to deliver the 9,900 miners committed in the Hardware and Purchase Agreement dated April 14, 2021. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out was complete. In addition, the Company has executed additional hardware agreements with Northern Data as described in Note 8 – Contingencies and Commitments - "Supplier Purchase Agreements". On August 10, 2022, the Company and Northern Data terminated the provision of the restructured Hosting Agreement related to the additional 2,675 miners. As a result, the Company neither made payment for such additional miners nor obtained title to such additional miners.
The Company determined the arrangement with Northern Data met the definition of a lease under Topic 842 and also determined the proper accounting for this lease. Based on our analysis and the quoted guidance, we have recorded lease expense related to the variable payments for Northern Data's profit share as Bitcoins are mined each period. Once operational, after deducting an amount equal to $0.027 per kilowatt-hour for the actual power used, 65% of all cryptocurrency revenue generated by the miners in Northern Data's pods were payable to the Company and 35% of all cryptocurrency revenue generated by the miners were payable to Northern Data or its designee and recorded as lease expense.

On September 30, 2022, the Company entered into a settlement agreement with Northern Data (the "Settlement Agreement") whereby the Hosting Agreement was mutually terminated. Pursuant to the Settlement Agreement, for a term of two years until October 1, 2024, the Company has the right to lease from Northern Data for its exclusive use, access, and operation of (i) 24 Northern Data manufactured pods capable of supporting approximately 550 Bitcoin miners each for an aggregate amount of approximately 13,200 available slots and (ii) four Strongboxes that the Company previously sold to Northern Data capable of supporting approximately 264 Bitcoin miners each for an aggregate of approximately 1,056 mining slots for $1,000 annually. Following the Settlement Agreement, no future revenue share will be applicable for miners in the Northern Data pods or Strongboxes, and the Company will receive 100% of the profits generated by Bitcoin miners in the Northern Data pods and Strongboxes. At the end of the two-year term of the Settlement Agreement, the Company has the option, but not the obligation, to purchase the Northern Data pods and Strongboxes for an amount between $2 million and $6 million based on the prevailing hash price at the time, net of a maximum of $1.5 million of expenditures that the Company has the option to use to upgrade the Northern Data pods throughout the two-year term.

Pursuant to the Settlement Agreement, the Company will pay Northern Data an aggregate amount of $4.5 million as follows: (i) $2.5 million to Northern Data not later than October 3, 2022, which amount was paid to Northern Data in full on October, 3, 2022; (ii) $1.0 million to Northern Data not later than October 31, 2022, which amount was paid to Northern Data in full on October 31, 2022; and (iii) $1.0 million to Northern Data not later than November 30, 2022, and included in accounts payable on the condensed consolidated balance sheet as of September 30, 2022. The Company recorded the settlement costs of $4.5 million in September 2022, partially offset by the elimination of approximately $2.6 million payable to Northern Data. The net impact of $1.9 million was recorded as operations and maintenance expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

NOTE 29 – PREMIUM FINANCING AGREEMENT
Effective October 21, 2021, the Company entered into a director and officer insurance policy with annual premiums totaling $6,900,000. The Company executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that financed the payment of the total premiums owed. The agreement required a $1,400,000 down payment, with the remaining $5,500,000 plus interest to be paid over nine months. Monthly payments of $621,300 started November 21, 2021, and ended July 21, 2022. As of September 30, 2022, the premiums were paid in full. The term of the director and officer insurance policy expired on October 19, 2022.

Effective October 20, 2022, the director and officer insurance policy was renewed for an additional 12 months with annual premiums totaling $5,484,449. On November 8, 2022, the Company executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 9.460%, that financed the payment of the total premiums owed. The agreement requires a $750,000 down payment, with the remaining $4,734,449 plus interest to be paid over nine months. Monthly payments of $552,849 will begin on January 1, 2023.
Effective April 29, 2022, the Company entered into a commercial property insurance policy with annual premiums totaling $523,076. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC, over a term of eleven months, with an annual interest rate of 5.99%, that finances the payment of the total premiums owed. The agreement required a $44,793 down payment, with the remaining $478,283 plus interest paid over eleven months. Monthly payments of $44,793 started May 29, 2022, and end March 29, 2023. As of September 30, 2022, the unpaid balance is $307,385.
NOTE 30 – COVENANTS
On December 31, 2021, Equipment LLC and WhiteHawk entered into the WhiteHawk Amendment to extend the Final MinerVa Delivery Date (as defined therein) from December 31, 2021, to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $250,000 to WhiteHawk. Pursuant to the WhiteHawk Amendment's covenants, WhiteHawk can accelerate payment of the loan if the revised final MinerVa delivery date is not achieved.

On March 28, 2022, Equipment LLC and WhiteHawk entered into the Second WhiteHawk Amendment to remove all MinerVa miners from the collateral package in exchange for other miners and to increase the Total Advance by an additional $25 million.

On October 27, 2022, the Company entered into the Credit Agreement with WhiteHawk to refinance the equipment financing agreement, effectively terminating the WhiteHawk Financing Agreement. Refer to Note 8 – Commitments and Contingencies for additional details regarding the WhiteHawk Refinancing Agreement. The WhiteHawk Refinancing Agreement contains a covenant requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023, and (iv) 4.0:1.0 for each quarter ending thereafter.

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
The Company paid compensation to the non-employee directors totaling zero and $275,843 during the three and nine months ended September 30, 2022, respectively, but the latter amount was reduced to a net $200,843 after reversing the December 31, 2021, accrual.

This plan requires payment of compensation in arrears, so the Company accrued $75,000 in compensation costs as of December 31, 2021, for the periods after October 19, 2021 (the eligibility date of this plan), through December 31, 2021. In the quarter ended March 31, 2022, the Company paid the $75,000 accrued as of December 31, 2021.

NOTE 32 – PRIVATE PLACEMENTS

May 2022 Private Placement

On May 15, 2022, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby the Company agreed to issue and sell to Purchasers, and Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A common stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of $27.0 million.

In connection with the 2022 Private Placement, the Company undertook to negotiate with the Purchasers, and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the 2022 Private Placement, the terms of a new series of preferred stock (the “Series C Preferred Stock”).

In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to the Warrant Agreement. The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.

On August 16, 2022, the Company entered into the Purchase Agreement Amendment, by and among the Company and the Purchasers, whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company will continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company may elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.

The issuance of the Convertible Note is within the scope of ASC 480-10, and therefore, has been measured at fair value as described in ASC 480-10-30-7 and will be remeasured each reporting period as described in paragraph 480-10-25-8. Additionally, under the guidance provided by ASC 815-40-15-7, it has been determined that the warrants are indexed to the Company's stock. The warrants will initially be recorded at their fair value and recorded in equity. The Convertible Note was valued using the gross yield method under the income approach. As of the issuance date of May 15, 2022, a calibration analysis was performed by back solving the implied yield associated with the Convertible Notes, such that the total value of the Convertible Notes and the May 2022 Warrants is equal to the purchase amount. The calibrated yield was then rolled forward for changes to the risk-free rate and option-adjusted spreads to the August 16, 2022, valuation date to value the Convertible Notes.

September 2022 PIPE

On September 13, 2022, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with Armistice Capital Master Fund Ltd. (“Armistice”) and Greg Beard, the Company's co-chairman and chief executive officer (together with Armistice, the “September PIPE Purchasers”), for the purchase and sale of 2,274,350 and 602,409 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $1.60 and $1.66, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share (subject to certain adjustments). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased the pre-funded warrants to purchase 2,725,650 shares of Class A common stock (the "Pre-Funded Warrants") at a purchase price of $1.60 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds, before deducting offering expenses, from the sale of such securities was approximately $9.0 million. The Company intends to use the proceeds from this offering for general corporate purposes, which may include acquisition of Bitcoin miners.

The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of the change in warrant liabilities in the condensed consolidated statements of operations. The fair value of the warrant liability was estimated using a Black-Scholes model with significant inputs as follows:

September 30, 2022
Expected volatility	134.7%
Expected life (in years)	4.75
Risk-free interest rate	2.95%
Expected dividend yield	0.00%
Fair value	$20,110,511

Pursuant to the Armistice Securities Purchase Agreement, the Company entered into a registration rights agreement with Armistice (the “Armistice Registration Rights Agreement”), and agreed to prepare and file a registration statement covering the resale of all Registrable Securities (as defined in the Armistice Registration Rights Agreement), and to use its commercially reasonable efforts to cause the registration statement to become effective within the timeframes specified in the Armistice Registration Rights Agreement; failure to do so will result in certain liquidated damages as set forth in the Armistice Registration Rights Agreement.

Subject to certain exceptions, until 30 days after the effective date of the registration statement (the “Effective Date”), the Company will be prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock, or filing, amending or supplementing certain other registration statements. Until six months after the Effective Date, the Company will also be prohibited from effecting or entering into an agreement to effect any issuance involving a variable rate transaction.

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

WhiteHawk Credit Agreement

On October 27, 2022, the Company entered into a Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and a $23.0 million Delayed Draw Facility. Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement.

The WhiteHawk Refinancing Agreement was entered into by Stronghold LLC as Borrower and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The WhiteHawk Refinancing Agreement contains a covenant requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023, and (iv) 4.0:1.0 for each quarter ending thereafter.

The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the SOFR plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.50% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with 3% closing fee on the drawn amount, paid when such amount was drawn. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. The Company also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.

Extinguishment of Final Tranche of NYDIG Debt

On August 16, 2022, the APA Seller Parties entered into the Asset Purchase Agreement with the Purchasers.

Pursuant to the NYDIG Agreements, certain miners were pledged as collateral under such agreements. Under the Asset Purchase Agreement, the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of the NYDIG Debt. The APA Sellers agreed to clean, service, package, ship and deliver the APA Collateral, and to bear the costs associated with such activities. Following (i) delivery of the APA Collateral to the Purchasers or their designees pursuant to a master bill of sale and (ii) a subsequent inspection period of up to 14 days upon acceptance of the APA Collateral, the related portion of the NYDIG Debt was assigned to the APA Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement.

On September 30, 2022, the APA Seller Parties completed the sale in two separate settlements of six tranches of APA Collateral to BankProv and NYDIG in exchange for the extinguishment of an aggregate of $65.3 million of principal under the NYDIG Debt and related interest. On October 26, 2022, the APA Seller Parties completed the transfer of the seventh and final tranche of the APA Collateral to NYDIG pursuant to the Asset Purchase Agreement in exchange for the extinguishment of $2.1 million of principal under the NYDIG Debt and related interest (the “Final Settlement”). Following the Final Settlement, the aggregate amount of principal under the NYDIG Debt extinguished is $67.4 million, the entire amount of the NYDIG Debt, and it will therefore no longer be reflected on the Company’s balance sheet.

Foundry Hosting Agreement

On November 7, 2022, Stronghold Digital Mining Hosting, LLC entered into a definitive hosting agreement with Foundry Digital LLC (“Foundry”) (the “Foundry Hosting Agreement”). Pursuant to the Foundry Hosting Agreement, Foundry will deliver over 4,500 Bitcoin miners (the “Foundry Miners”) with associated hash rate capacity of approximately 420 PH/s to the Panther Creek Plant. The Company will provide power and hosting services to the Foundry Miners for a fee of $60 per MWh. Pursuant to the Foundry Hosting Agreement, Stronghold will receive 50% of the Bitcoins mined by the Foundry Miners after deducting the $60 per MWh fee. The Foundry Hosting Agreement does not restrict Stronghold’s ability to curtail mining in order to sell power to the grid. Simultaneous with the execution of the Foundry Hosting Agreement, Stronghold Digital Mining Hosting, LLC and Foundry entered into a non-binding Letter of Intent (the “Foundry LOI”), pursuant to which Stronghold would purchase the 4,500 miners in exchange for cash, equity and a profit share that applies to the Foundry Miners as well as to power that is sold to the grid when the Foundry Miners are curtailed. In the event that definitive documents are entered into pursuant to the Foundry LOI, the terms of the Foundry Hosting Agreement will terminate. To date, the Company has already received approximately 3,000 of the Foundry Miners and expects to install all Foundry Miners by the end of November 2022.

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
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, the COVID-19 pandemic and the other risks described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 and the quarter ended June 30, 2022, each as filed with the U.S. Securities and Exchange Commission (the "SEC"), and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” as filed in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 and the quarter ended June 30, 2022, each as filed with the U.S. Securities and Exchange Commission (the "SEC"), and this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K, first quarter 2022 Form 10-Q or second quarter 2022 Form 10-Q.
Overview

We are a vertically integrated crypto asset mining company currently focused on mining Bitcoin. We wholly own and operate two low-cost, environmentally-beneficial coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and has the capacity to generate approximately 83.5 megawatts ("MW") of electricity (the "Scrubgrass Plant") and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November 2021 and which has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant"), each of which is as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations. We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that we believe is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of its peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $14.50 per megawatt hour and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, if power prices exceed the price of Bitcoin, we may choose to sell power to the PJM grid instead of producing Bitcoin, as we has recently done, on an opportunistic basis. In addition, we operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with an additional source of revenue. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.

In light of the recent downturn in the price of Bitcoin, we have taken steps that we believe will strengthen our balance sheet and liquidity position by transferring a portion of our Bitcoin miners back to certain equipment lenders in exchange for cancellation of indebtedness and have acted, in part, on our ability to sell power generated at the Company’s power plants to the grid on an opportunistic basis. We are actively monitoring the Bitcoin miner market for both new and used Bitcoin miners and evaluating options to purchase additional miners or otherwise enter into arrangements to replenish our current unfilled mining capacity. With lower Bitcoin margins and higher power costs, we have been consistently toggling between selling power to the grid and mining. Nevertheless, we believe that the price of Bitcoin will recover over time, and our primary strategy remains to expand our Bitcoin mining capacity (including through opportunistic hosting agreements or joint ventures) over time through opportunistic Bitcoin miner purchases.

Bitcoin Mining
During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. We have been expanding our mining operations since such date. As of September 30, 2022, we operated approximately 18,200 Bitcoin mining computers (known as “miners”) with hash rate capacity of approximately 1.6 EH/s. As of September 30, 2022, we had entered into definitive agreements with one supplier to deliver approximately 600 additional miners with capacity of approximately 54 PH/s through the end of 2022. We intend to house our miners at the Scrubgrass Plant and the Panther Creek Plant data centers. On August 16, 2022, the Company agreed to sell approximately 26,000 NYDIG-secured Bitcoin miners to NYDIG ABL, LLC, a Delaware limited liability company formerly known as Arctos Credit LLC ("NYDIG"), fewer than 19 thousand of which were installed as of August 16, 2022, to NYDIG in exchange for assignment to us and cancellation of the NYDIG Debt (as defined below). Through October 26, 2022, we have sold or assigned all of the approximately 26,000 miners that we agreed to sell or assign and cancelled all of the NYDIG Debt.
As of November 8, 2022, we operate approximately 21,900 Bitcoin miners with hash rate capacity of approximately 1.9 EH/s. Of these Bitcoin miners, approximately 19,000 are wholly owned with hash rate capacity of approximately 1.7 EH/s. We will host the remaining approximately 2,900 Bitcoin miners, for which we will receive a hosting fee of $60 per MWh and profit share of 50% of the Bitcoin mining profit. As of November 8, 2022, we have entered into definitive agreements to receive an additional approximately 8,400 Bitcoin miners with hash rate capacity of approximately 0.8 EH/s, which includes approximately 0.4 EH/s related to the MinerVa Purchase Agreement that have not yet been scheduled for delivery. We do not know when the remaining MinerVa miners will be received, if at all.
Power Plant Acquisitions
On March 3, 2021, Stronghold Digital Mining LLC (“SDM”) entered into a non-binding letter of intent (the “Olympus LOI”) with Olympus Power, LLC (together with its affiliates, "Olympus") for the purchase of (i) the ownership interest in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass”) held by Aspen Scrubgrass Participant, LLC (the “Aspen Interest”), (ii) the Panther Creek Plant, and (iii) a third coal refuse power generation facility (the "Third Plant").
On July 9, 2021, Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) entered into a purchase agreement for the Panther Creek Plant (the “Panther Creek Acquisition”), as contemplated by the Olympus LOI, from Olympus. The Panther Creek Acquisition includes all of the assets of Panther Creek Power Operating LLC, comprising primarily the Panther Creek Plant. We completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $2.2 million ($3 million less $0.8 million in shared land closing costs) in cash and 1,152,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”), together with a corresponding number of shares of Class V common stock.
We continue to evaluate the acquisition of the Third Plant as contemplated by the Olympus LOI, although we do not consider this acquisition to be probable at this time. The acquisition of the Third Plant is subject to further due diligence and the negotiation of a definitive agreement, and there is no assurance that the acquisition will be completed.
Initial Public Offering
We completed the issuance and sale of our Class A common stock, par value $0.0001 per share, in an initial public offering (the "IPO") on October 22, 2021, and our Class A common stock is listed on the Nasdaq Global Market ("Nasdaq") under the symbol “SDIG.”
Stock Split
We effected a 2.88-for-1 stock split on October 22, 2021, pursuant to which each share of common stock held of record by the holder thereof was reclassified into approximately 2.88 shares of common stock. No fractional shares were issued. Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time, each “Stronghold LLC Unit” was also split on a corresponding 2.88-for-1 basis, such that there are an equivalent number of Stronghold LLC Units outstanding as the aggregate number of shares of Class V common stock and Class A common stock outstanding following the stock split. We refer to this collectively as the “Stock Split.”
Bitmain

On October 28, 2021, we entered into an agreement with Bitmain Technologies Limited (“Bitmain”) to purchase 12,000 miners, which were to be delivered in six equal batches on a monthly basis beginning in April 2022 (the "First Bitmain Purchase Agreement"). Per the First Bitmain Purchase Agreement, on October 29, 2021, we made an initial payment of $23,300,000 to Bitmain for the miners. On November 18, 2021, we made an additional payment of $4,550,000. Subsequent payments were to be made in the future in connection with additional deliveries of miners under the First Bitmain Purchase Agreement. The miners associated with the First Bitmain Purchase Agreement were part of the APA Collateral pursuant the Asset Purchase Agreement whereby the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of the NYDIG Debt.
On November 16, 2021, we entered into a second agreement with Bitmain to purchase 1,800 miners, which were to be delivered in six equal batches on a monthly basis beginning in July 2022 (the "Second Bitmain Purchase Agreement"). Per the Second Bitmain Purchase Agreement, on November 18, 2021, we made an initial payment of $6,835,000 to Bitmain for the miners. Subsequent payments were to be made in the future in connection with additional deliveries of miners under the Second Bitmain Purchase Agreement.
The miners purchased pursuant to the two agreements with Bitmain were to have an aggregate hash rate capacity of approximately 1,450 PH/s.
On May 13, 2022, we entered into a purchase order to transfer the Second Bitmain Purchase Agreement for 1,800 Bitmain Antminer S19 XP miners (the "Bitmain Sale") to Cryptech Solutions, Inc. ("Cryptech") for a total value of $12,600,000, including a $5,638,500 payment to the Company along with a transfer of the responsibility of the future payments to Cryptech.
Nowlit Solutions Corp.
We paid for two separate purchases of miners from Nowlit Solutions Corp. The first purchase payment was made on November 23, 2021, in the amount of $1,605,360 for 190 miners. The second purchase payment was made on November 26, 2021, in the amount of $2,486,730 for an additional 295 miners.
Luxor Technology Corporation
We paid for three separate purchases of miners from Luxor Technology Corporation ("Luxor"). The first purchase payment was made on November 26, 2021, in the amount of $4,312,650 for 770 miners. The second and third purchase payments were made on November 29, 2021, in the amount of $5,357,300 for 750 miners and $3,633,500 for 500 miners, respectively.
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
Supplier Purchase Agreements
On December 10, 2021, we entered into a Hardware Purchase and Sale Agreement (the “First Supplier Purchase Agreement”) to acquire 3,000 MicroBT WhatsMiner M30S miners (the “M30S Miners”) with a hash rate per unit of 87 TH/s. Pursuant to the First Supplier Purchase Agreement, the unit price per M30S Miner was $6,960 for a cumulative purchase price of $20,880,000 that was paid in full within five business days of the execution of the First Supplier Purchase Agreement.
On December 16, 2021, we entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S Miners and MicroBT WhatsMiner M30S+ miners with a hash rate per unit of 100 TH/s (the “M30S+ Miners”). Pursuant to the Second Supplier Purchase

Agreement, the unit price per M30S Miner was $2,714 and the unit price per M30S+ Miner was $3,520 for a cumulative purchase price of $11,340,373.
NYDIG ABL LLC
On December 15, 2021, we entered into a Master Equipment Finance Agreement (the “Second NYDIG Financing Agreement”) with NYDIG whereby NYDIG agreed to lend Stronghold Digital Mining BT, LLC ("Digital Mining BT") up to $53,952,000 to finance the purchase of certain Bitcoin miners and related equipment (the “Second NYDIG-Financed Equipment”). Outstanding borrowings under the Second NYDIG Financing Agreement were secured by the Second NYDIG-Financed Equipment, contracts to acquire Second NYDIG-Financed Equipment, and the Bitcoin mined by the Second NYDIG-Financed Equipment. The Second NYDIG Financing Agreement included customary restrictions on additional liens on the Second NYDIG-Financed Equipment.
See “—Recent Developments” and Note 6 – Long-Term Debt for further discussion of the transactions we completed on October 26, 2022, pursuant to the Asset Purchase Agreement, which resulted in the cancellation of all of the NYDIG
Debt and the termination of the NYDIG Financing Agreements.
O&M Agreement
On November 2, 2021, we entered into the Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provides certain operations and maintenance services to Stronghold LLC, as well as employs certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC reimburses Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services are approved by Stronghold LLC. Stronghold LLC also pays Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement. Effective October 1, 2022, Stronghold LLC only pays Olympus Stronghold Services a management fee in the amount of $500,000 per year, payable monthly, for services provided at the Panther Creek Plant.
Miner Sales Agreement
During the second quarter of 2022, the Company entered into multiple miner sales agreements with multiple buyers. The Company previously disclosed its effort to optimize its Bitcoin miner fleet through its sale of 3,425 miners (approximately 411 PH/s) with a historical carrying value of $21.9 million, or $50.70 per TH/s. The Company recognized a realized loss on sale of miner assets of approximately $8.0 million on these miners during the second quarter of 2022. The Company undertook these sales due to its priorities of improving its liquidity position and improved returns over growth. The loss was recorded in Realized loss on sale of miner assets on the consolidated statements of operations. The various buyers paid the Company an aggregate of $13.8 million up front and took over the remaining installment payment obligations upon transfer of the contract, relieving the Company of the outstanding purchase obligation.

During the third quarter of 2022, the Company consensually delivered approximately 26,000 Bitcoin miners (approximately 18,700 of which were plugged in and operating prior to delivery) to NYDIG and BankProv and the related debt was cancelled pursuant to the terms of the Asset Purchase Agreement. See Note 6 – Long-Term Debt in the notes to our financial statements for further discussion of the Asset Purchase Agreement.
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
Scrubgrass Plant and Data Center
During the fourth quarter of 2021 and continuing into the second and third quarter of 2022, the Scrubgrass Plant had downtime that was greater than anticipated, driven largely by mechanical failures. The upgrades and maintenance that were necessary took longer and were more extensive than originally anticipated. Additionally, during the first half of 2022, higher than anticipated requirements from PJM Interconnection LLC (“PJM”) resulted in unplanned and extended outages of our mining operations at the Scrubgrass Plant, diverting capacity away from our mining operations at a time that was not economical for our business strategy. These diversions of power away from our mining operations during the first and second quarters had a material adverse effect on our business, financial condition and results of operations. The Scrubgrass Plant also experienced higher than expected cost capping, as the result of its role as a capacity resource, from PJM which obligated the Scrubgrass Plant to supply power to the PJM grid at pre-set prices in an effort to stabilize PJM grid pricing. Starting in June, Scrubgrass Plant was no longer classified as a capacity resource, and is now an energy resource, which allows the plant to sell power to the grid at market prices.
Starting in the third quarter of 2022, the Scrubgrass Plant conducted its planned maintenance outage that lasted for approximately two weeks from the end of September into early October, during which time it did not generate power. During the outage, management undertook a thorough review of plant-level profitability and identified opportunities for immediate cost reductions including improved fuel purchasing, headcount reductions and optimization, and inventory and maintenance planning enhancements. Given seasonally low power prices in October, and some additional desired maintenance objectives, management kept the plant offline while it implemented the cost reduction program and improved the fuel mix through accelerated deliveries of low-cost fuel, and then returned Scrubgrass to service in late October. Following the outage, the Scrubgrass Plant has demonstrated the ability to run at baseload output levels, as expected. During the outage, the Scrubgrass Data Center imported power from the grid to support operations.
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
As previously disclosed on the Company's Current Report on Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million.
In the third quarter of 2022, the Panther Creek Plant completed its planned maintenance outage which lasted for approximately two weeks, during which time it did not generate power. The outage went as planned, and the plant was restored to service in October. During the outage, the Panther Creek Data Center imported power from the grid to support operations.

Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and has ranged from approximately $18,000 to approximately $48,000 year-to-date as of November 7, 2022. Since the IPO, the price of Bitcoin has dropped over 70%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine.
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

On September 30, 2022, the Company entered into a settlement agreement with Northern Data (the "Settlement Agreement") whereby the Hosting Agreement was mutually terminated. Pursuant to the Settlement Agreement, for a term of two years until October 1, 2024, the Company has the right to lease from Northern Data for its exclusive use, access, and operation of (i) 24 Northern Data manufactured pods capable of supporting approximately 550 Bitcoin miners each for an aggregate amount of approximately 13,200 available slots and (ii) four Strongboxes that the Company previously sold to Northern Data capable of supporting approximately 264 Bitcoin miners each for an aggregate of approximately 1,056 mining slots for $1,000 annually. Following the Settlement Agreement, no future revenue share will be applicable for miners in the Northern Data pods or Strongboxes, and the Company will receive 100% of the profits generated by Bitcoin miners in the Northern Data pods and Strongboxes. At the end of the two-year term of the Settlement Agreement, the Company has the option, but not the obligation, to purchase the Northern Data pods and Strongboxes for an amount between $2 million and $6 million based on the prevailing hash price at the time, net of a maximum of $1.5 million of expenditures that the Company has the option to use to upgrade the Northern Data pods throughout the two-year term.

Pursuant to the Settlement Agreement, the Company will pay Northern Data an aggregate amount of $4.5 million as follows: (i) $2.5 million to Northern Data not later than October 3, 2022, which amount was paid to Northern Data in full on October, 3, 2022; (ii) $1.0 million to Northern Data not later than October 31, 2022, which amount was paid to Northern Data in full on October 31, 2022; and (iii) $1.0 million to Northern Data not later than November 30, 2022, and included in accounts payable on the condensed consolidated balance sheet as of September 30, 2022. The Company recorded the settlement costs of $4.5 million in September 2022, partially offset by the elimination of approximately $2.6 million payable to Northern Data. The net impact of $1.9 million was recorded as operations and maintenance expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. As of September 30, 2022, MinerVa has delivered, refunded cash, or swapped into deliveries of industry leading miners of equivalent value to approximately 9,100 of the 15,000 miners. We do not know when the remaining MinerVa miners will be received, if at all. As a result, an impairment totaling $12,228,742 was recognized on March 31,

2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
Second WhiteHawk Amendment
On March 28, 2022, Equipment LLC and WhiteHawk Finance LLC (“WhiteHawk”) amended the WhiteHawk Financing Agreement (as defined below) for a second time (the "Second WhiteHawk Amendment") to exchange the collateral under the equipment financing agreement dated June 30, 2021, by and between Stronghold LLC and WhiteHawk (the "WhiteHawk Financing Agreement"). Pursuant to the Second WhiteHawk Amendment, (i) the approximately 11,700 remaining miners under the MinerVa Purchase Agreement were exchanged as collateral for additional miners received by us from other suppliers and (ii) WhiteHawk agreed to lend to us an additional amount not to exceed $25.0 million to finance certain previously purchased Bitcoin miners and related equipment (the "Second Total Advance"). Pursuant to the Second WhiteHawk Amendment, Equipment, LLC paid an amendment fee in the amount of $275,414.40 and a closing fee with respect to the Second Total Advance of $500,000. In addition to the purchased Bitcoin miners and related equipment, Panther Creek and Scrubgrass each agreed to a negative pledge of the Panther Creek Plant and Scrubgrass Plant, respectively, and guaranteed the WhiteHawk Financing Agreement. Each of the negative pledge and the guaranty by Panther Creek and Scrubgrass will be released upon payment in full of the Second Total Advance, regardless of whether the Total Advance remains outstanding. In conjunction with the Second WhiteHawk Amendment, we issued a warrant to WhiteHawk to purchase 125,000 shares of Class A common stock, subject to certain antidilution and other adjustment provisions as described in the warrant agreement, at an exercise price of $0.01 per share (the “Second WhiteHawk Warrant”). The Second WhiteHawk Warrant expires on March 28, 2032.
May 2022 Private Placement
On May 15, 2022, we entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby we agreed to issue and sell to Purchasers, and Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A Common Stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “May 2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of $27.0 million.
In connection with the May 2022 Private Placement, the Company undertook to negotiate with the Purchasers, and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the May 2022 Private Placement, the terms of a new series of preferred stock (the “Series C Preferred Stock”).
In connection with the May 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022 (the “Warrant Agreement”). The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.
McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs Scrubgrass Generating Company, L.P.
On May 9, 2022, an award in the amount of $5.0 million plus interest computed as of May 15, 2022, in the amount of $0.8 million was issued in favor of the McClymonds Supply & Transit Company, Inc. in the previously disclosed dispute over a trucking contract between the claimant and our subsidiary. The two managing members of Q Power, LLC, our primary Class V shareholder, have agreed to and begun to pay the full amount of the award such that there will be no effect on the financial condition of the Company.

May 2022 Private Placement Amendment

On August 16, 2022, the Company entered into an amendment to the note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “Purchasers”), whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company will continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company may elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.

September 2022 Private Placement

On September 13, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with Armistice Capital Master Fund Ltd. (“Armistice”) and Greg Beard, our co-chairman and chief executive officer, for the purchase and sale of 2,274,350 and 602,409 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $1.60 and $1.66, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share (subject to certain adjustments) (the “September 2022 Private Placement”). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased pre-funded warrants to purchase 2,725,650 shares of Class A common stock (the “Pre-Funded Warrants”) at a purchase price of $1.60 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds, before deducting offering expenses, from the sale of such securities was approximately $9.0 million. The Company intends to use the proceeds from this offering for general corporate purposes, which may include acquisition of Bitcoin miners.

Pursuant to the Armistice Purchase Agreement, we entered into a registration rights agreement with Armistice (the “Armistice Registration Rights Agreement”), filed a registration statement covering the resale of all Registrable Securities (as defined in the Armistice Registration Rights Agreement), and agreed to use our commercially reasonable efforts to cause the registration statement to become effective within the timeframes specified in the Armistice Registration Rights Agreement; failure to do so will result in certain liquidated damages as set forth in the Armistice Registration Rights Agreement.

Subject to certain exceptions, until 30 days after the effective date of the registration statement (the “Effective Date”), we will be prohibited from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Class A common stock or securities convertible or exercisable into Class A common stock, or filing, amending or supplementing certain other registration statements. Until six months after the Effective Date, we will also be prohibited from effecting or entering into an agreement to effect any issuance involving a variable rate transaction.
WhiteHawk Refinancing Agreement
On August 16, 2022, we entered into a commitment letter (the “Commitment Letter”) with WhiteHawk to provide for committed financing to refinance the WhiteHawk Financing Agreement and provide up to $20 million in additional commitments for an aggregate loan not to exceed $60.0 million.

On October 27, 2022, we entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and $23.0 million in additional commitments (such additional commitments, the “Delayed Draw Facility”). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. The Credit Agreement and Delayed Draw Facility together reduce monthly principal payments and added approximately $21 million of cash to the Company’s balance sheet following the Company’s draw down on the full amount of the Delayed Draw Facility. The full amount of the WhiteHawk Financing Agreement has been drawn as of the date hereof.

The financing pursuant to the Credit Agreement (such financing, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold LLC as Borrower (the “Borrower”) and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The WhiteHawk Refinancing Agreement also contains covenants requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023 and (iv) 4.0:1.0 for each quarter ending thereafter.

The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025 and bear interest at a rate of either (i) the Secured Overnight Financing Rate (“SOFR”) plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.50% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with 3% closing fee on the drawn amount, paid when such amount was drawn. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. The Company also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share.
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

Pursuant to the June 25, 2021 $34,481,700 master equipment financing agreement with an affiliate of NYDIG (the “Arctos/NYDIG Financing Agreement” and the Second NYDIG Financing Agreement (collectively, the “NYDIG Agreements”), certain miners were pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest, and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). Following (i) delivery of the APA Collateral to the Purchasers or their designees pursuant to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt will be assigned to the APA Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”).

On September 30, 2022, the APA Seller Parties completed the sale, in two separate settlements, of six tranches of APA Collateral to BankProv and NYDIG in exchange for the extinguishment of an aggregate of $65.3 million of principal under the NYDIG Debt and related interest. On October 26, 2022, the APA Seller Parties completed the transfer of the seventh and final tranche of the APA Collateral to NYDIG pursuant to the Asset Purchase Agreement in exchange for the extinguishment of $2.1 million of principal under the NYDIG Debt and related interest (the “Final Settlement”). Following the Final Settlement, the aggregate amount of principal under the NYDIG Debt extinguished is $67.4 million, the entire amount of the NYDIG Debt, and it will therefore no longer be reflected on our balance sheet. The NYDIG Agreements were terminated concurrently with the Final Settlement.

Debt Restructuring Initiatives

In August and September of 2022, the Company undertook several steps aimed to improve its liquidity and flexibility to deploy capital opportunistically through cycles in the Bitcoin and power markets. Largely driven by depressed Bitcoin mining economics, the Company’s ability to sell power to the PJM grid, and the value of miner collateral per terahash under the Company’s non-recourse financing agreements, on August 16, 2022, the Company (i) entered into the Asset Purchase Agreement, (ii) May 2022 Private Placement Amendment, and (iii) WhiteHawk Refinancing Agreement. The Company also entered into the Settlement Agreement.

Collectively, the Asset Purchase Agreement, May 2022 Private Placement Amendment and WhiteHawk Refinancing Agreement (i) reduced the Company’s principal amount of debt outstanding by approximately $79 million (approximately 55% of total principal amount outstanding as of June 30, 2022), (ii) reduce cash interest and principal payments through year-end 2023 by approximately $113 million, and (iii) improved the Company's forecasted cash flow through year-end 2023 through a reduction in interest and principal payments and monetization of the power capacity formerly dedicated to miners. The Company believes the Asset Purchase Agreement, May 2022 Private Placement Amendment, WhiteHawk Refinancing Agreement and Settlement Agreement provide the Company with increased operational control to opportunistically take advantage of the distressed Bitcoin miner market at attractive prices while preserving liquidity. For context on the Bitcoin miner market, pursuant to the Asset Purchase Agreement, the Company transferred approximately 26,000 miners, to NYDIG and The Provident Bank, in exchange for the extinguishment of approximately $67 million of debt. Based on recent publicly disclosed Bitcoin miner purchases as well as offerings provided to the Company by third-party brokers of Bitcoin miners, the Company estimates that the current market value of these miners is between $30 million and $35 million, primarily due to the decrease in the market value of Bitcoin miners generally from the dates we acquired them to now. Since executing the Asset Purchase Agreement, the Company has received over 6,300 miners for an existing fleet of 21,900 miners, and expects to receive an additional approximately 4,000 miners, bringing the total number of miners operated by the Company to over 25,900 upon receipt. Of the current Bitcoin miners, approximately 19,000 are wholly owned with hash rate capacity of approximately 1.7 EH/s. We host the remaining approximately 2,900 Bitcoin miners.

Critical Accounting Policies and Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation, and business combinations. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed.
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
Cryptocurrency Machines
Management has assessed the basis of depreciation of our cryptocurrency machines used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which we generate digital assets and, therefore, consume the economic benefits of our Bitcoin miners is influenced by a number of factors including the following:
1.The complexity of the Bitcoin mining process which is driven by the algorithms contained within the Bitcoin open-source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in petahash units); and
3.Technological obsolescence reflecting rapid development in the Bitcoin miner industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
We operate in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise it as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life of its Bitcoin miners are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
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
1.Step 1: Identify the contract with the customer.
2.Step 2: Identify the performance obligations in the contract.
3.Step 3: Determine the transaction price.
4.Step 4: Allocate the transaction price to the performance obligations in the contract.
5.Step 5: Recognize revenue when we satisfy a performance obligation.
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) per ASC 606 if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Noncash consideration; and
•Consideration payable to a customer.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate. There were no revenue streams with variable consideration during the nine months ended September 30, 2022, and 2021.
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
The Company has determined that the Bitcoin awarded through its Bitcoin mining operations are a current asset and should be accounted for as cash flow from operating activities due to the fact that it has been selling cryptocurrency on a regular basis in order to fund its operations. As such, any changes in the balance of the current asset account, including those resulting from mining revenue, sales of Bitcoin and any associated gains and losses, and impairments, should be accounted for as cash flows from operating activities as opposed to cash flows from investing activities, where sales of Bitcoin had appeared previously.
Fair value of the digital asset award received is determined using the quoted price of the related cryptocurrency at the time of receipt.
Our policies with respect to our revenue streams are detailed below.
Energy Revenue
We operate as a market participant through PJM Interconnection, an RTO that coordinates the movement of wholesale electricity. We sell energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and that have the same pattern of transfer to the customer over time and, therefore, are accounted for as a distinct performance obligation. The transaction price is based on pricing published in the day ahead market which constitutes the stand-alone selling price.
Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. We apply the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the performance obligation completed to date.
Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as we stand ready to provide it if called upon by the PJM RTO.
Capacity Revenue
We provide capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and that have the same pattern of transfer to the customer over time and, therefore, are accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the stand-alone selling price. As capacity represents our stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since we stand ready equally throughout the period to deliver power to the PJM RTO if called upon. We apply the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Cryptocurrency Hosting
We have entered into customer hosting contracts whereby we provide electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevent them from cryptocurrency mining. Advanced payments and customer deposits are reflected as contract liabilities.
Cryptocurrency Mining
We have entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party, and our enforceable right to compensation only begins when we provide computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as reduction to cryptocurrency mining revenues) for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. Our fractional share is based on the proportion of computing power we contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing computing power in Bitcoin miners is an output of our ordinary business activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we measure at fair value on the date received, which is not materially different than the fair value at contract inception or the time we have earned the award from the pools. The consideration is not variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration we will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
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
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the estimated useful life of the long-lived asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement. Our asset retirement obligation represents the cost we would incur to perform environmental clean-up or dismantle certain portions of the facilities.
Impairment of long-lived assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset (group) that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable (i.e., information indicates that an impairment might exist). We are responsible for routinely assessing whether impairment indicators are present and ensuring systems or processes are in place to assist in the identification of potential impairment indicators.
We are not required to perform an impairment analysis (i.e., test the asset (group) for recoverability and potentially measure an impairment loss) if indicators of impairment are not present. We assess the need for an impairment write-down only if an indicator of impairment (e.g., a significant decrease in the market value of a long-lived asset (group)) is present. The Company performed an impairment test on its long-lived assets and $11.6 million and $16.6 million was recognized as expenses for the three and nine months ended September 30, 2022, respectively. No impairment indicators existed as of September 30, 2021, that required impairment testing of our long-lived assets in the prior year.
Derivative Contracts

In accordance with guidance on accounting for derivative instruments and hedging activities all derivatives should be recognized at fair value. Derivatives or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the accompanying condensed consolidated balance sheets. Certain contracts that require physical delivery may qualify for, and be designated as, normal purchases/normal sales. Such contracts are accounted for on an accrual basis.
We use derivative instruments to mitigate our exposure to various energy commodity market risks. We do not enter into any derivative contracts or similar arrangements for speculative or trading purposes. We will, at times, sell our forward unhedged electricity capacity to stabilize our future operating margins.
We also use derivative instruments to mitigate the risks of Bitcoin market pricing volatility. We entered into a variable prepaid forward sale contract that mitigates Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. This contract settled in September 2022. The contract meets the definition of a derivative transaction pursuant to guidance under ASC 815 and is considered a compound derivative instrument which is required to be presented at fair value subject to remeasurement each reporting period. The change in fair value is recorded as changes in fair value of forward sale derivative as part of earnings.
Stock Based Compensation
For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity-classified awards include the issuance of stock options and restricted stock units (“RSUs”).
Notes Payable
We record notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.
Warrant Liabilities
We record warrant liabilities at their fair value as of the balance sheet date and recognize changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in the fair value of warrant liabilities expense. At the issuance date, each series of warrants was convertible and redeemable to preferred stock.
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
Income Taxes
The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state and local tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying values and the tax bases of existing assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets.
As of September 30, 2022, and December 31, 2021, we maintained a valuation allowance on our deferred tax assets. The valuation allowance remains in place based on the uncertainty of future events, including the Company’s ability to generate future taxable income in light of its recent losses, and management considered this and other factors in evaluating the realizability of our deferred tax assets. Any changes in the positive or negative evidence evaluated when determining if our deferred tax assets will be realized could result in a material change to our consolidated financial statements.

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
As we further implement controls, processes and infrastructure applicable to companies with publicly traded equity securities, it is likely that we will incur additional selling, general and administrative expenses relative to historical periods. Our future results will depend on our ability to efficiently manage our consolidated operations and execute our business strategy.
As we continue to acquire miners and utilize our power generating assets to power such miners, we anticipate that a greater proportion of our revenue and expenses will relate to crypto asset mining.
As previously discussed in the Critical Accounting Policies section, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, investments, intangible assets, stock-based compensation, and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.
Results of Operations

Highlights of our consolidated results of operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 include:

Operating Revenue

Revenue increased $18.7 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to a $10.2 million increase in cryptocurrency mining revenue from deploying additional miners, and a $9.1 million increase in energy revenue driven by higher prevailing power prices per MW and higher MW generation as a result of the November 2021 Panther Creek Acquisition. Cryptocurrency hosting revenue decreased by $0.2 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Revenue increased $68.7 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to a $46.8 million increase in cryptocurrency mining revenue from deploying additional miners, and a $21.1 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation as a result of the November 2021 Panther Creek Acquisition. Capacity revenue also increased $2.2 million due to the Panther Creek Acquisition.

Operating Expenses

Total operating expenses increased $54.0 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $16.7 million increase in operations and maintenance expense as a result of the November 2021 Panther Creek Acquisition, higher labor and maintenance costs related to the previously disclosed planned fall outage, and the ramp up of cryptocurrency mining operations, (2) a $11.1 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (3) a $7.9 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, and (4) a $6.1 million increase in fuel expenses driven by higher MW generation, primarily due to the November 2021 Panther Creek Acquisition, and increased fuel delivery costs from higher diesel prices.

Total operating expenses increased $168.6 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily driven by (1) a $41.4 million increase in operations and maintenance expense driven by major maintenance costs and labor at the Scrubgrass Plant associated with increasing plant uptime, higher costs as a result of the November 2021 Panther Creek Acquisition, and the ramp up of cryptocurrency mining operations including higher lease expenses for our hosting services agreement, (2) a $34.8 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (3) a $26.5 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, (4) a $20.0 million increase in fuel expenses driven by higher MW generation and increased fuel delivery costs from higher diesel prices, and (5) a $12.2 million impairment on equipment deposits for MinerVa miners discussed in Note 4 – Equipment Deposits and Miner Sales and Note 8 – Contingencies and Commitments. Impairments on digital currencies of $8.2 million were primarily attributed to the June decline in the price of Bitcoin. In March 2022, the Company evaluated the MinerVa equipment deposits for impairment and determined an impairment charge of $12.2 million based on lack of miner delivery per agreement. In June 2022, the Company evaluated miner assets and determined an impairment charge of $16.6 million for certain miners attributable to the decline in the price of Bitcoin.

Other Income (Expense)

Total other income (expense) decreased $33.7 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily driven by (1) the strategic decision to sell approximately 26 thousand miners under an Asset Purchase Agreement that resulted in a $15.3 million loss on debt extinguishment and a $4.2 million impairment on assets held for sale discussed in Note 6 – Long-Term Debt and Note 33 – Subsequent Events and (2) a $13.4 million loss on the revaluation of warrant liabilities related to the September 2022 PIPE.

Total other income (expense) decreased $38.1 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily driven by (1) the strategic decision to sell approximately 26 thousand miners under an Asset Purchase Agreement that resulted in a $15.3 million loss on debt extinguishment and a $4.2 million impairment on assets held for sale discussed in Note 6 – Long-Term Debt and Note 33 – Subsequent Events, (2) a $13.4 million loss on the revaluation of warrant liabilities related to the September 2022 PIPE, (3) a $8.2 million increase in interest expense on additional financing agreements used to fund the growth of cryptocurrency operations, (4) a $8.0 million realized loss on the sale of miner assets that occurred in the second quarter of 2022, (5) a $3.4 million increase from a change in value of the forward sale derivative, and (6) a $2.2 million decrease in the fair value of the convertible note discussed in Note 32 – Private Placements. See Note 6 – Long-Term Debt and Note 14 – Stock Issued Under Master Financing Agreements and Warrants in the notes to our financial statements for further information on financing agreements.
Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended,		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Revenues
Energy Operations	$12,371,797	$3,459,466	$31,629,528	$8,262,647
Cryptocurrency Operations	12,376,974	2,560,247	50,997,751	5,643,668
Total Operating Revenues	$24,748,771	$6,019,713	$82,627,279	$13,906,315
Net Operating Income/(Loss)
Energy Operations	$(16,086,915)	$(2,121,260)	$(39,915,660)	$(5,907,066)
Cryptocurrency Operations	(23,092,642)	(1,824,772)	(67,786,643)	(1,896,152)
Net Operating Income/(Loss)	$(39,179,557)	$(3,946,032)	$(107,702,303)	$(7,803,218)
Other Income, net (a)	$(36,040,813)	$(2,333,997)	$(40,063,057)	$(1,958,776)
Net Income/(Loss)	$(75,220,370)	$(6,280,029)	$(147,765,360)	$(9,761,994)
Depreciation and Amortization
Energy Operations	$(1,292,241)	$(149,426)	$(3,874,894)	$(430,965)
Cryptocurrency Operations	(10,955,004)	(1,008,948)	(33,359,232)	(2,032,584)
Total Depreciation & Amortization	$(12,247,245)	$(1,158,374)	$(37,234,126)	$(2,463,549)
Interest Expense
Energy Operations	$(15,864)	$(22,264)	$(71,933)	$(90,570)
Cryptocurrency Operations	(3,377,203)	(2,438,404)	(10,741,369)	(2,504,181)
Total Interest Expense	$(3,393,067)	$(2,460,668)	$(10,813,302)	$(2,594,751)
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the nine months ended September 30, 2022 and 2021 for further details.

Energy Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
OPERATING REVENUES
Energy	$11,454,016	$2,388,752	$9,065,264	$26,946,549	$5,875,574	$21,070,975
Capacity	878,610	1,069,040	(190,430)	4,591,038	2,352,276	2,238,762
Other	39,171	1,674	37,497	91,941	34,797	57,144
Total operating revenues	12,371,797	3,459,466	8,912,331	31,629,528	8,262,647	23,366,881

OPERATING EXPENSES
Fuel - net of crypto segment subsidy[1]	5,578,137	1,084,247	4,493,890	17,138,049	4,686,062	12,451,987
Operations and maintenance	15,730,182	2,442,004	13,288,178	37,199,699	5,535,701	31,663,998
General and administrative	339,364	991,405	(652,041)	1,097,054	991,405	105,649
Depreciation and amortization	1,292,241	149,426	1,142,815	3,874,894	430,965	3,443,929
Total operating expenses	$22,939,924	$4,667,082	$18,272,842	$59,309,696	$11,644,133	$47,665,563
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	$(10,568,127)	$(1,207,616)	$(9,360,511)	$(27,680,168)	$(3,381,486)	$(24,298,682)
Corporate overhead	5,518,788	913,644	4,605,144	12,235,492	2,525,580	9,709,912
NET OPERATING LOSS	$(16,086,915)	$(2,121,260)	$(13,965,655)	$(39,915,660)	$(5,907,066)	$(34,008,594)

INTEREST EXPENSE	$(15,864)	$(22,264)	$6,400	$(71,933)	$(90,570)	$18,637
1 Cryptocurrency operations consumed $2.9 million and $9.3 million of electricity generated by the Energy Operations segment for the three and nine months ended September 30, 2022 and $1.3 million and $1.8 million for the three and nine months ended September 30, 2021. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues

Total operating revenue increased $8.9 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to a $9.1 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation. Capacity revenue decreased $0.2 million. Effective June 1, 2022 through May 31, 2024, both plants strategically reduced their exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM. The Company chose to be an energy resource after achieving its RegA certification, which will reduce monthly capacity revenue and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenue. This also gives our plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. Over the course of 2022, the PJM grid has seen stronger around the clock prices, and stronger daily "peak" prices suggesting tight supply and demand grid conditions. When high power prices call for more electricity to be supplied by our plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both Revenue as well as grid support over time.

Total operating revenue increased $23.4 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to a $21.1 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation. Capacity revenue increased $2.2 million resulting from the November 2021 Panther Creek Acquisition.

Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for the crypto asset operations.

Operating Expenses

Total operating expenses increased $18.3 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to the incremental expenses associated with operating the Panther Creek Plant after its November 2021 acquisition. Operations and maintenance expense increased $13.3 million primarily driven by higher labor, plant maintenance and one-time upgrades. Fuel expenses increased $4.5 million primarily due to higher MW generation resulting from the November 2021 Panther Creek Acquisition and increased fuel delivery costs from higher diesel prices, partially offset by higher costs being allocated to the Cryptocurrency Segment due to higher electric consumption for bitcoin mining operations, and greater REC sales. REC sales of $2.3 million and $1.0 million were recognized as contra-expense to offset fuel expenses for the three months ended September 30, 2022, and 2021, respectively. Depreciation and amortization expense increased $1.1 million primarily due to the Panther Creek Acquisition.

Corporate overhead increased $4.6 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Total operating expenses increased $47.7 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to the incremental operations and maintenance and fuel expenses associated with operating the Panther Creek Plant after its November 2021 acquisition. Operations and maintenance increased $31.7 million primarily driven by payroll, major maintenance and upgrade expenditures. Fuel expenses increased $12.5 million primarily due to higher MW generation resulting from the November 2021 Panther Creek Acquisition and increased fuel delivery costs from higher diesel prices, partially offset by higher costs being allocated to the Cryptocurrency Segment due to higher electric consumption for bitcoin mining operations, and greater REC sales. REC sales of $4.9 million and $1.7 million were recognized as contra-expense to offset fuel expenses for the nine months ended September 30, 2022, and 2021, respectively. Depreciation and amortization expense increased $3.4 million primarily due to the Panther Creek Acquisition.

Corporate overhead increased $9.7 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
OPERATING REVENUES
Cryptocurrency mining	$12,283,695	$2,060,523	$10,223,172	$50,715,424	$3,901,426	$46,813,998
Cryptocurrency hosting	93,279	499,724	(406,445)	282,327	1,742,242	(1,459,915)
Total operating revenues	12,376,974	2,560,247	9,816,727	50,997,751	5,643,668	45,354,083

OPERATING EXPENSES
Electricity - purchased from energy segment	2,888,451	1,326,939	1,561,512	9,347,047	1,825,644	7,521,403
Operations and maintenance	3,797,906	393,311	3,404,595	10,249,478	504,472	9,745,006
General and administrative	97,501	549,859	(452,358)	667,046	619,977	47,069
Impairments on digital currencies	465,651	91,040	374,611	8,176,868	466,286	7,710,582
Impairments on equipment deposits	—	—	—	12,228,742	—	12,228,742
Impairments on miner assets	11,610,000	—	11,610,000	16,600,000	—	16,600,000
Realized gain on sale of digital currencies	(185,396)	—	(185,396)	(936,506)	(149,858)	(786,648)
Loss on disposal of fixed assets	461,940	—	461,940	2,231,540	—	2,231,540
Realized loss on sale of miner assets	—	—	—	8,012,248	—	8,012,248
Depreciation and amortization	10,955,004	1,008,948	9,946,056	33,359,232	2,032,584	31,326,648
Total operating expenses	$30,091,057	$3,370,097	$26,720,960	$99,935,695	$5,299,105	$94,636,590
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	$(17,714,083)	$(809,850)	$(16,904,233)	$(48,937,944)	$344,563	$(49,282,507)
Corporate overhead	5,378,559	1,014,922	4,363,637	18,848,699	2,240,715	16,607,984
NET OPERATING LOSS	$(23,092,642)	$(1,824,772)	$(21,267,870)	$(67,786,643)	$(1,896,152)	$(65,890,491)

INTEREST EXPENSE	$(3,377,203)	$(2,438,404)	$(938,799)	$(10,741,369)	$(2,504,181)	$(8,237,188)
Operating Revenues

Total operating revenues increased by $9.8 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to increased cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and the nine-month period ended September 30, 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. Cryptocurrency hosting revenue decreased by $0.4 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Total operating revenues increased by $45.4 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to increased cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and the nine-month period ended September 30, 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. Cryptocurrency hosting revenue decreased by $1.5 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.

Operating Expenses

Total operating expenses increased by $26.7 million for the three-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to (1) an $11.6 million impairment on miner assets attributable to lower projected cash flows from mining operations due to prolonged declines in Bitcoin prices and growth of the Bitcoin global network hash rate, (2) a $9.9 million increase in depreciation and amortization resulting from the deployment of miners and infrastructure assets, (3) a $3.4 million increase in operations and maintenance primarily due to the $1.9 million net settlement expense from terminating the Northern Data hosting agreement discussed in Note 28 – Hosting Services Agreement and higher labor costs, and (4) a $1.6 million increase of intercompany electric charges related to the ramp up of cryptocurrency mining operations.

Corporate overhead increased by $4.4 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Total operating expenses increased by $94.6 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021, primarily due to (1) a $31.3 million increase in depreciation and amortization resulting from the deployment of miners and infrastructure assets, (2) a $16.6 million impairment on miner assets, (3) a $12.2 million impairment on equipment deposits for MinerVa miners, (4) a $9.7 million increase in Operations and maintenance due to $4.5 million of lease expense and settlement expenses from the Northern Data Hosting Agreement discussed in Note 28 – Hosting Services Agreement, increased purchases of power supplies and power cables, and higher labor costs, (5) a $8.0 million Realized loss on sale of miner assets as discussed in Note 4 – Equipment Deposits and Miner Sales, (6) a $7.7 million increase in Impairments on digital currencies primarily related to the June 2022 decrease in Bitcoin pricing, and (7) a $7.5 million increase of intercompany electric charges related to the ramp up of cryptocurrency mining operations.

Corporate overhead increased by $16.6 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairment on Digital Currencies

Impairments on digital currencies of $0.5 million and $8.2 million were recognized for the three and nine-months ended September 30, 2022, respectively, as a result of the negative impacts from the crypto coin spot market declines. As of September 30, 2022, the Company held approximately 113 Bitcoin on its balance sheet at carrying value. The spot market price of Bitcoin was $19,424 as of September 30, 2022, per Coinbase Global Inc.
Interest Expense
Interest expense increased $0.9 million and $8.2 million for the three and nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the borrowings from our WhiteHawk promissory notes, draws against the Arctos/NYDIG Financing Agreement discussed in Note 14 – Stock Issued Under Master Financing Agreements and Warrants in the notes to our financial statements, and accrued interest from the May 2022 Private Placement discussed in Note 32 – Private Placements.
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

Our cash needs are primarily for growth through acquisitions, capital expenditures, working capital to support equipment financing and the purchase of additional miners and general operating expenses. We have incurred and may continue to incur significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance, and build out costs associated with equipping such facilities to house miners to mine Bitcoin.

We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2021 and the first quarter of 2022, we received $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG, net proceeds of $131.5 million from the IPO, net proceeds of $96.8 million from two private placements of convertible preferred securities, and an additional $25.0 million from WhiteHawk as a result of the Second WhiteHawk Amendment. Additionally, on May 15, 2022, we received $33.75 million (net of loan fees and debt issuance costs) pursuant to the May 2022 Private Placement, and on September 13, 2022, we received approximately $9.0 million pursuant to the September PIPE . Please see “—Recent Developments – WhiteHawk Refinancing Agreement” for more information regarding our Credit Agreement with WhiteHawk. Please see “—Debt Agreements - Equipment Financing Transactions” for more information regarding our financing arrangements. These cash sources provided additional short and long-term liquidity to support our operations in fiscal year 2021 and through the third quarter of 2022.

As of September 30, 2022 and November 7, 2022, we had approximately $18.9 million and $27.4 million, respectively, of cash, cash equivalents and Bitcoin on our balance sheet, which included 113 Bitcoin and 19 Bitcoin. As of September 30, 2022 and November 7, 2022, we had principal amount outstanding indebtedness of $102.2 million and $82.2 million, respectively.

If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement, May 2022 Notes and September 2022 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.

Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $75.2 million and $147.8 million for the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of $211.3 million as of September 30, 2022. We experienced a number of previously disclosed setbacks and unexpected challenges, including a longer-than-expected and continuing delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance, the Panther Creek Plant's mining operations shutdown in April 2022 and the outages of our mining operations due to higher than anticipated requirements from PJM. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. Pursuant to the Second WhiteHawk Amendment, the MinerVa miners were exchanged for collateral for additional miners received by the Company. Due to the delay, we determined an impairment charge totaling $12.2 million that was recognized on March 31, 2022. We spent approximately $5.1 million in fiscal year 2021 on maintenance and repair costs at the Scrubgrass Plant, and an additional $7 million in 2022 on major repairs and upgrades, primarily during the planned maintenance outage that occurred beginning in September 2022.

As previously disclosed, the Panther Creek Plant's mining operations were offline for ten days in April due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million.

As previously disclosed in the Company's Current Report on Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million.

Taking into account the Second WhiteHawk Amendment, May 2022 Private Placement, the WhiteHawk Refinancing Agreement, the Bitmain Sale, other miner sales, equitization of the May 2024 Convertible Notes, September PIPE and transactions subsequent to the September 30, 2022 quarter end which include the NYDIG Debt extinguishment, the WhiteHawk Credit Agreement and the Foundry Hosting Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.

We have no material off balance sheet arrangements.

Cash Flows
Analysis of Cash Flow Changes Between the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
($ in thousands)	(in thousands)
Net cash provided by (used in) operating activities	$(14,656.5)	$12,456.2	$(27,112.8)
Net cash provided by (used in) investing activities	(67,864.1)	(120,390.1)	52,526.0
Net cash provided by (used in) financing activities	67,454.0	149,065.1	(81,611.1)
Net change in cash	$(15,066.6)	$41,131.2	$(56,197.8)
Operating Activities. Net cash used in operating activities was $14.7 million for the nine months ended September 30, 2022 compared to $12.5 million provided by operating activities for the nine months ended September 30, 2021. The $27.1 million net decrease in cash from operating activities was primarily due to higher cash outflows for increases in operations and maintenance expenses related to major repairs and upgrades to the Scrubgrass Plant and increases in general and administrative expenses from higher legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations and year-over-year decreases in accounts payable and accrued liabilities. Interest expense increased for the same period driven by incremental borrowings discussed in Note 6 – Long-Term Debt in the notes to our financial statements. These increases in cash paid were partially offset by higher proceeds from the sale of digital currencies and higher energy revenue after the acquisition of the Panther Creek Plant.
Investing Activities. Net cash used in investing activities was $67.9 million for the nine months ended September 30, 2022 compared to $120.4 million used in investing activities for the nine months ended September 30, 2021. The $52.5 million decrease in net cash used in investing activities was primarily attributable to lower outflows for equipment deposits, partially offset by higher outflows for the purchase of property, plant and equipment for the continued ramp up of cryptocurrency mining operations. These investments require significant deposits to be made with equipment vendors as commitments for future deliveries of miners and cryptocurrency mining infrastructure. Cash outflows were partially offset by the sale of some of our unproductive, excess or not-in-use assets. See Note 4 – Equipment Deposits and Miner Sales.
Financing Activities. Net cash provided by financing activities was $67.5 million for the nine months ended September 30, 2022 compared to $149.1 million provided by financing activities for the nine months ended September 30, 2021. The $81.6 million net decrease in cash provided by financing activities was due to lower proceeds from private placements, the WhiteHawk promissory note and equipment financings, and increased cash outflows for payments on long-term debt and financed insurance premiums. See the promissory note, equipment financing agreements and convertible note discussed in Note 6 – Long-Term Debt and Note 14 – Stock Issued Under Master Financing Agreements and Warrants and Note 32 – Private Placements.
Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.

We entered into the WhiteHawk Financing Agreement on June 30, 2021 and amended the agreement on December 31, 2021 and March 28, 2022 totaling $65.0 million. As of September 30, 2022, the amount owed under the debt agreements totaled $34.8 million, with repayment terms extending through March 31, 2024. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.
Four draws against the Arctos/NYDIG Financing Agreement totaled $37.3 million secured by our equipment contract commitments for future miner deliveries. As of September 30, 2022, the amount owed under the debt agreements totaled $8.2 million (net of debt issuance costs) and was cancelled pursuant to the terms of the Asset Purchase Agreement in October of 2022. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.

Three draws against the Second NYDIG Financing Agreement totaled $54.0 million secured by our equipment contract commitments for future miner deliveries. As of September 30, 2022, the amount owed under the debt agreements totaled $30.8 million (net of debt issuance costs) and was cancelled pursuant to the terms of the Asset Purchase Agreement in October of 2022. For additional information, see Note 6 – Long-Term Debt in the notes to our financial statements.

Total net obligations under all debt agreements as of September 30, 2022 were $97.9 million (excluding finance insurance premiums).
Effective October 21, 2021, we entered into a director and officer insurance policy with annual premiums totaling $6.9 million. We have executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 3.454%, that finances the payment of the total premiums owed. The agreement requires a $1.4 million down payment, with the remaining $5.5 million plus interest paid over nine months. Monthly payments of $621.3 thousand started November 21, 2021 and end July 21, 2022. As of September 30, 2022, the premiums were paid in full.
Effective April 29, 2022, we entered into a commercial property insurance policy with annual premiums totaling $523,076. The Company has executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC, over a term of eleven months, with an annual interest rate of 5.99%, that finances the payment of the total premiums owed. The agreement requires a $44,793 down payment, with the remaining $478,283 plus interest paid over eleven months. Monthly payments of $44,793 started May 29, 2022 and end March 29, 2023. As of September 30, 2022, the unpaid balance is $307,385.
Amended May 2022 Notes

On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the Purchasers (the "May 2022 Notes"), bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. On August 16, 2022, we entered into an agreement with the Purchasers, whereby we agreed to amend the terms of the May 2022 Notes such that an aggregate of $11.25 million of the outstanding principal under the May 2022 Notes (the “Amended May 2022 Notes”) was exchanged for the amended and restated warrant agreement pursuant to which the strike price of the aggregate 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction under the Amended May 2022 Notes, we will continue to make subsequent payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023 and February 2023. We may generally elect to make each such payment (A) in cash or (B) in shares of common stock, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
Equipment Purchase and Financing Transactions

MinerVa Semiconductor Corp Purchase Agreement
On April 2, 2021, we entered into the MinerVa Purchase Agreement for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash. The price per miner is $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment of 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2021, there are no remaining deposits owed. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,350 of the 15,000 miners. We do not know when the remaining MinerVa miners will be received, if at all. As a result, we may write off some or all of the approximately 7,800 undelivered MinerVa miners. Refer to Note 30 – Covenants that describes covenants referencing the anticipated final delivery timeframe of April 2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement. The aggregate purchase price does not include shipping costs, which are our responsibility and shall be determined at which time the miners are ready for shipment.

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
Supplier Purchase Agreements
On April 14, 2021, we entered into an agreement with a supplier to provide approximately 9,900 miners for $21,011,287. We were required to make an initial payment on the miners that are currently being delivered starting in October 2021. We made a 75% deposit of $15,758,432 in April 2021, and the remaining 25%, or $5,252,755 plus sales taxes has been invoiced in October 2021. Once operational, after deducting an amount equal to $0.027 per kWh for the actual power used, 65% of all cryptocurrency revenue generated by the miners in the supplier's pods shall be payable to us and 35% of all cryptocurrency revenue generated by the miners shall be payable to this party or its designee. As of September 30, 2022, there are no miners operating that will contractually obligate us to pay the 35% revenue share (refer to Note 28 – Hosting Services Agreement in the notes to our financial statements for further discussion).
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
On December 16, 2021, we entered into a Second Hardware Purchase and Sale Agreement (the “Second Supplier Purchase Agreement") to acquire a cumulative amount of approximately 4,280 M30S+ Miners. Pursuant to the Second Supplier Purchase Agreement, the unit price per M30S Miner was $2,714 and the unit price per M30S+ Miner was $3,520 for a cumulative purchase price of $11,340,373.
Bitmain Technologies Limited Purchase Agreement
On October 28, 2021, we entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain. This first agreement covers six batches of 2,000 miners, or 12,000 in total, arriving on a monthly basis from April through September 2022. Each batch has an assigned purchase price that totals to $75,000,000, to be paid in three installments of 25%, 35% and 40% over the six-month delivery period. Per the agreement, on October 29, 2021, the Company made a $23,300,000 payment comprising the 25% installment payment plus 35% of the April 2022 batch of 2,000 miners that have an assigned purchase price of $13,000,000. On November 18, 2021, the Company made an additional payment of 35% or $4,550,000 towards the April 2022 batch of miners. During the three-month period ending September 30, 2022, the Company paid installments totaling $24,196,500.

On November 16, 2021, the Company entered into the second Non-Fixed Price Sales and Purchase Agreement with Bitmain. This second agreement covers six batches of 300 miners, or 1,800 in total, arriving on a monthly basis from July 2022 through December 2022. Each batch has an assigned purchase price that totals $19,350,000, to be paid in three installments of 35%, 35% and 30% of the total purchase price over the six-month delivery period. Per the second Non-Fixed Price Sales and Purchase Agreement, the Company paid the first installment payment of 35% or $6,835,000 on November 18, 2021. During the first five months of 2022, the Company paid five installments totaling $5,733,000. The second Non-Fixed Price Sales and Purchase Agreement was sold in May 2022. Refer to Note 4 – Equipment Deposits and Miner Sales in the notes to our financial statements for more information.
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

Arctos/NYDIG Financing Agreement

On June 25, 2021, we entered into the $34,481,700 ("Maximum Advance Amount") Arctos/NYDIG Financing
Agreement with an affiliate of Arctos Credit, LLC (“Arctos,” now known as “NYDIG”). The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments, with a 1.25% fee due if the Maximum Advance Amount is not requested prior to August 15, 2021. Outstanding borrowings under the Arctos/NYDIG Financing Agreement are secured by certain miners (the "Arctos/NYDIG Financed Equipment") and the contracts to acquire the Arctos/NYDIG Financed Equipment. The Arctos/NYDIG Financing Agreement includes customary restrictions on additional liens on the Arctos/NYDIG Financed Equipment. As of September 30, 2022, $35.7 million (net of debt issuance costs) has been borrowed, leaving zero funds available to be drawn under the Arctos/NYDIG Financing Agreement. The Arctos/NYDIG Financing Agreement may not be terminated by us or prepaid in whole or in part. In conjunction with the Arctos/NYDIG Financing Agreement, we issued 126,273 shares of Class A common stock to Arctos (adjusted for the Stock Split) and may issue additional shares of Class A common stock to Arctos in consideration of future financings.
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

NYDIG ABL LLC Financing Agreement

In connection with the Asset Purchase Agreement, the debt under the NYDIG Agreements was extinguished. Please see “—Recent Developments - NYDIG Asset Purchase Agreement” for more information.

WhiteHawk Refinancing Agreement
On June 30, 2021, we entered into the WhiteHawk Financing Agreement with WhiteHawk whereby WhiteHawk agreed to lend to us an aggregate amount not to exceed $40.0 million (the “Total Advance”) to finance the purchase of certain Bitcoin miners and related equipment (the “WhiteHawk-Financed Equipment”). At August 30, 2021, the entirety of the Total Advance was drawn under the WhiteHawk Financing Agreement. The aggregate principal outstanding bears interest of 10% and will be repaid in 24 monthly payments. Outstanding borrowings under the WhiteHawk Financing Agreement are secured by the WhiteHawk Financed Equipment and the contracts to acquire the WhiteHawk-Financed Equipment. The WhiteHawk Financing Agreement includes customary restrictions on additional liens on the WhiteHawk-Financed Equipment and is guaranteed by the Company. The WhiteHawk Financing Agreement may be terminated early if we, among other things, pay the Early Termination Fee (as defined therein). In conjunction with the WhiteHawk Financing Agreement, we issued a stock purchase warrant to WhiteHawk, which provides for the purchase of a number of shares of Class A common stock at $0.01 per share, equal to approximately $2.0 million, subject to adjustment as described in the warrant agreement (the “WhiteHawk Warrant”). The WhiteHawk Warrant expires on June 30, 2031.
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

On October 27, 2022, we entered into the Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and a $23.0 Delayed Draw Facility. Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. The Credit Agreement and Delayed Draw Facility together reduce monthly principal payments and added approximately $21 million of cash to our balance sheet following the our draw down on the full amount of the Delayed Draw Facility. The full amount of the WhiteHawk Financing Agreement has been drawn as of the date hereof.

The WhiteHawk Refinancing Agreement was entered into by Stronghold LLC as Borrower and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The WhiteHawk Refinancing Agreement also contains covenants requiring the Borrower and its subsidiaries to maintain a minimum (x) of $7.5 million of liquidity at all times, (y) a minimum liquidity of $10 million of average daily liquidity for each calendar month (rising to $20 million beginning July 1, 2023) and (z) a maximum total leverage ratio covenant of (i) 7.5:1.0 for the quarter ending December 31, 2022, (ii) 5.0:1.0 for the quarter ending March 31, 2023, (iii) 4.0:1.0 for the quarter ending June 30, 2023 and (iv) 4.0:1.0 for each quarter ending thereafter.

The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025 and bear interest at a rate of either (i) the SOFR plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.50% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with 3% closing fee on the drawn amount, paid when such amount was drawn. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. We also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Topic 842 also expands the required quantitative and qualitative disclosures surrounding leases. The new guidance will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2020, the FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, the FASB deferred the effective date by an additional year. Topic 842 became effective for the Company on January 1, 2022, to be presented in its annual report on Form 10-K for the year ending December 31, 2022.

The Company is currently in the process of finalizing the effects that the adoption of Topic 842 will have on its consolidated financial statements. Topic 842 provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company not to reassess, under the new guidance, our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect Topic 842 to have a material impact on its consolidated balance sheet, results of operations or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039

In November 2019, Allegheny Mineral filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of approximately $1,300,000. After unsuccessful mediation in August 2020, the parties again attempted to mediate the case on October 26, 2022, which led to a mutual agreement to settlement terms of a $300,000 cash payment, in part dependent upon the entry into a mutually agreeable supply agreement which remains subject to negotiation and definitive documentation. While finalization of the settlement document is ongoing, the Company expects this matter to be resolved and the outstanding litigation to be terminated in November 2022 with no material adverse effect on the Company or its operations.

PJM Notice of Breach

On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC (“MAIT”) pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. Since the Company submitted its formal response to the OE's request, the Company has had further discussions with the OE regarding the Company's formal response. The OE's investigation regarding potential instances of non-compliance is continuing. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations although the Company cannot predict with certainty the final outcome of these proceedings.

Winter v. Stronghold Digital Mining Inc., et al., U.S. District Court for the Southern District of New York

Additionally, on April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the Plaintiffs filed an amended complaint making the same basic allegations as in the complaint. The defendants believe the allegations in the amended complaint are without merit and intend to move for dismissal of the lawsuit on December 19, 2022.
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

We have operated and expect to continue to operate at a loss as we continue to establish our business model and if Bitcoin prices continue to be low or decline further. In addition, we expect to need to raise additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

The Credit Agreement, May 2022 Notes and September 2022 Private Placement contain covenants and restrictions that may limit our ability to take advantage of certain business opportunities advantageous to us.

The agreements governing our indebtedness and the terms of the September 2022 Private Placement contain various covenants that limit our ability to undertake certain activities, including covenants related to the maintenance of certain liquidity thresholds and leverage ratios and certain restrictions on equity raises. These restrictions could limit our ability to obtain future financing, make acquisitions, fund needed capital expenditures, issue additional equity, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities, including miner purchases, that may arise.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us. Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions, including miner acquisitions, will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation may negatively impact our business by increasing our operating costs. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of September 30, 2022 we had principal amount outstanding indebtedness of $102.2 million. Our outstanding indebtedness could have important consequences such as:

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

Subject to restrictions in our existing debt documents, we may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, would increase. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures and operating expenses. Our ability to pay our debt depends upon our operating performance. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, restructure our debt, sell assets, limit certain capital expenditures, or reduce spending or we may be required to issue equity at prices that dilute our existing shareholders. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we were to seek certain restructuring transactions, either within or outside of Chapter 11, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity.

We cannot predict the outcome of the legal proceedings with respect to our current and past business activities. An adverse determination could have a material adverse effect on our business, financial condition and results of operations.

We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. For example, on May 9, 2022, an arbitration award in the amount of $5,042,350.46 plus interest computed as of May 15, 2022 in the amount of $793,193.99 was issued in favor of the claimant, a trucking company, against one of our subsidiaries in a commercial dispute over a trucking contract between the claimant and our subsidiary. In addition, on April 14, 2022, we and certain of our current and former directors, and officers, as well as the underwriters in our initial public offering, were named in a putative class action complaint filed in the United States District Court for the Southern District of New York relating to a drop in our stock price following our disclosure about the delays we have experienced in the delivery of certain miners we have purchased from MinerVa and other operational issues that have adversely affected our results of operations. On November 19, 2021, the Company received from PJM Interconnection, LLC (“PJM”) a notice of breach by Scrubgrass of the Interconnection Service Agreement – No. 1795 (the “ISA”) relating to an alleged failure by Scrubgrass to provide advance notice under the ISA of certain modifications made to the Scrubgrass Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the OE is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. These regulatory proceedings are ongoing. For more detail regarding these proceedings, see “Item 1 - Legal Proceedings.” We cannot predict the ultimate outcome of these types of matters before they are resolved, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and has ranged from approximately $18,000 to approximately $48,000 year-to-date as of September 30, 2022.

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

We have a limited operating history, with operating losses as we have grown. To date, we have not achieved positive net earnings and we have relied on additional equity and debt financing, in addition to operating cash flow, to fund our operations; if we are unable to raise additional equity and debt financing in the future, our ability to continue to operate as a going concern could be adversely affected.

We have undergone a transformation of our business in recent years and began Bitcoin mining in May 2018. We have experienced recurring losses from operations in prior years, and to date, we have not achieved positive net earnings. We have also relied on additional equity and debt financings, in addition to operating cash flow, to fund our operations. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the Bitcoin mining and power generation sectors, including fluctuating Bitcoin to U.S. Dollar prices, the costs of Bitcoin miners, supply chain constraints and other factors that cause delays in miner deliveries, the number of market participants mining Bitcoin, interruptions in the operation of power generation facilities due to wear and tear or other factors and the need for investment in repairs and maintenance, the availability of other power generation facilities to expand operations and regulatory changes. Additionally, in light of our recent miner sales, including in connection with the
Asset Purchase Agreement, we are currently more dependent on current energy prices and our ability to sell power to the grid until such time that we are able to replenish our miner fleet, if at all If we are unable to raise additional equity and debt financing in the future, including due to restrictions in our existing debt documents and covenants related to the maintenance of certain liquidity thresholds and leverage ratios, or if our operating cash flow is insufficient, our ability to continue to operate as a going concern could be adversely affected.

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

Further, we could experience delays in shipment or losses related to seizures by the U.S. Customs and Border Control with respect to miners that are being delivered from international locations. Many of the competitors in our industry have historically purchased mining equipment at scale, which at times, has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. We cannot ensure that our brokers or suppliers will perform services to our satisfaction or on commercially reasonable terms. Our brokers or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. There are no assurances that any miner manufacturers will be able to keep pace with the surge in demand for mining equipment. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive miners. For example, China has been experiencing power shortages, and certain of our miner suppliers have been impacted by related intermittent power outages. Additionally, certain companies, including Bitmain, may move their production of miners out of China and into other countries following the September 2021 blanket ban on crypto mining and transactions by Chinese regulators. Such power outages and production relocations could result in cancellations or delays and may negatively impact our ability to receive mining equipment on a timely basis or at all. If our brokers or suppliers are not able to provide the agreed services at the level of quality and quantity we require or become unable to handle the volume of miners we seek, we may not be able to replace such brokers or suppliers in a timely manner.

Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.

The closing of the transaction under the Asset Purchase Agreement was completed, yet there can be no assurances it will have the impact we expect.

On August 16, 2022, we entered into the Asset Purchase Agreement pursuant to which the APA Sellers agreed to sell, and the Purchasers or their respective designees have agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all NYDIG Debt, as various tranches of the APA Collateral are delivered to the Purchasers or their respective designees. As of October 27, 2022, we have closed on the sale of all 7 tranches of the APA Collateral and the extinguishment of approximately $67.4 million of principal under the NYDIG Debt associated with such APA Collateral. Even though the closing of the APA Collateral is now achieved in full, the desired benefits from such closing, such as reduced leverage and cost of debt from the cancellation of the NYDIG Debt and resulting increased liquidity, may not ultimately have as positive an impact on our operating performance as we expect.

We are opportunistically evaluating opportunities to purchase additional miners to replenish our miner fleet following the sale of miners under the Asset Purchase Agreement, but there can be no assurances as to the timing of such sales, if at all, or the availability of miners at opportunistic prices.

After giving effect to the sale of miners contemplated under the Asset Purchase Agreement, as of November 8, 2022, we operate approximately 21,900 crypto asset miners with hash rate capacity of approximately 1.9 EH/s, which includes approximately 2,900 Bitcoin miners that we host and do not own. This represents a 37% decrease in our miner fleet as compared to our fleet immediately preceding signing of the Asset Purchase Agreement. We are opportunistically evaluating opportunities to purchase additional miners to replenish our miner fleet, following the full settlement under the Asset Purchase Agreement and sale of all of the approximately 26,000 miners. However, we have experienced significant delays in the delivery of certain of the miners we have purchased, including from MinerVa, and there is no assurance that we will not experience additional delays (including delays or seizure of equipment by U.S. Customs and Border Control). Further, our brokers or suppliers may not be able to secure additional miners on our behalf to our satisfaction or on commercially favorable terms, if at all. If we are not able to secure additional miners, we may not be able to mine at operational capacity, which could have an adverse effect on our revenue and financial conditions.

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

Our current power generation facility and plants that we may acquire in the future require periodic maintenance and repair. We have experienced higher-than-anticipated maintenance costs related to the Scrubgrass Plant, and we may continue to experience unexpected expenses at the Scrubgrass Plant or our other facilities in the future. During the fourth quarter of 2021 and continuing into 2022, the Scrubgrass Plant had downtime that was greater than anticipated, driven largely by mechanical failures. The upgrades we made that are necessary as a result of the deferred maintenance have taken longer and are more extensive than originally anticipated, although we expect these investments to be completed in the second half of 2022. Once finished, the Scrubgrass Plant is expected to be operational at nameplate capacity with higher uptime and lower operating costs. Nonetheless, the unexpected maintenance required to remedy plant downtime is necessarily coupled with decreased mining capacity while miners are out of operation during the downtime, which has resulted in and could continue to have significant impacts on our profitability. These or any other such unexpected plant expenses or failures, including failures associated with breakdowns, forced outages or any unanticipated capital expenditures, could have an adverse impact on our financial conditions.

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

The operation of our power generation facilities, information technology systems and other assets and conduct of other activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, failure to receive spare parts in a timely manner, and performance below expected levels. During the second quarter of 2022, the Panther Creek Plant's mining operations were offline for ten days due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million. As previously disclosed in the Company's Current Report on Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million. Further, in the third quarter of 2022, both the Scrubgrass Plant and the Panther Creek Plant underwent planned maintenance, during which time they were not generating power. These events have impacted, and may in the future impact, our ability to conduct our businesses efficiently, leading to increased costs, expenses or losses. Planned and unplanned outages at our power generation facilities may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them. Having to purchase power at then-market rates could also have a negative impact on the cost structure of our crypto asset mining operations. Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

3.2	Amended and Restated Bylaws of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).
4.2
Pre-funded Common Stock Purchase Warrant, dated September 19, 2022, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).

10.1
Commitment Letter, dated as of August 16, 2022, by and between Stronghold Digital Mining Holdings, LLC and Whitehawk Capital Partners, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.2¥
Asset Purchase Agreement, dated as of August 16, 2022, by and among Stronghold Digital Mining LLC, Stronghold Digital Mining BT, LLC, NYDIG ABL LLC, The Provident Bank, Stronghold Digital Mining, Inc. and Stronghold Digital Mining Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.3¥
Form of Amended and Restated 10.0% Note, dated August 16, 2022. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.4
Form of Amended and Restated Class A Common Stock Warrant, dated August 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.5¥
Credit Agreement, dated as of October 27, 2022, by and among Stronghold Digital Mining Holdings LLC as Borrower, Stronghold Digital Mining, Inc. as Holdings and a Guarantor, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on November 1, 2022).

10.6¥
Securities Purchase Agreement, dated September 13, 2022, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd., together with a schedule identifying a substantially identical agreement between Stronghold Digital Mining, Inc. and Gregory A. Beard. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).

10.7¥
Registration Rights Agreement, dated September 13, 2022, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).

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

¥ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2022 STRONGHOLD DIGITAL MINING, INC.
(registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)