Form 10-K
period 2022-12-31
Stronghold Digital Mining, Inc.
filed 2023-04-03
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Registrant's telephone number, including area code: (845) 579-5992

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates on June 30, 2022 (based upon the closing price of the registrant's Class A common stock on The Nasdaq Stock Market LLC), was approximately $33 million.
As of March 28, 2023, the registrant had 41,046,186 shares of Class A common stock, par value $0.0001 per share, and 26,057,600 shares of Class V common stock, par value $0.0001 per share, outstanding.

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
Part I

Item 1. Business
Overview
Stronghold Digital Mining, Inc. (“Stronghold Inc.,” the “Company,” “we,” “us,” or “our”) was incorporated as a Delaware corporation on March 19, 2021. We are a low-cost, environmentally beneficial, vertically integrated crypto asset mining company currently focused on mining Bitcoin with environmental remediation and reclamation services. We wholly own and operate two coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the “Scrubgrass Plant”) and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November 2021 and which has the capacity to generate approximately 80 MW of electricity (the “Panther Creek Plant”), each of which is as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $18.00 per megawatt hour ("MWh") and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when power revenue exceed Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid, and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners
We expect that our net cost of power, taking into account RECs and waste coal tax credits that we receive, will be approximately $45.00 to $50.00 per MWh in the first quarter of 2023 and thereafter. This $45.00 to $50.00 per MWh corresponds to a cost per Bitcoin of $12,000 to $13,500 with modern miners and assuming a network hash rate of approximately 285 exahash per second (“EH/s”). We believe this cost to mine is attractive versus the price of Bitcoin and generally below the prevailing market price of power that many of our publicly traded peers who engage in Bitcoin mining, who do not generate their own power but instead must purchase it. For reference, per Bloomberg, as of March 24, 2022, the estimated cost to procure electricity over the forward 24-month period based on the forward power price curve for six major pricing points (Electric Reliability Council of Texas (“ERCOT”) North, ERCOT West, Mid-continent Independent System Operator (“MISO”) Illinois, MISO Indiana, PJM East, and PJM West) is approximately $52 per MWh, to which our expected cost of approximately $45.00 to $50.00 per MWh compares favorably.
As of March 28, 2023, we operate more than 29,500 Bitcoin miners with hash rate capacity of approximately 2.6 EH/s. Of these Bitcoin miners, more than 25,000 are wholly owned and not subject to a profit share component with hash rate capacity of approximately 2.2 EH/s. We host the remaining approximately 4,500 Bitcoin miners with hash rate capacity of approximately 420 petahash per second ("PH/s"). As of March 28, 2023, we expect to receive an additional approximately 0.2 EH/s related to the purchase agreement we entered into with MinerVa Semiconductor Corp. (“MinerVa”) dated April

2, 2021 (the “MinerVa Purchase Agreement”), representing 15% of the contracted hash rate. We believe that the remaining MinerVa miners are available to be shipped, but they have not yet been scheduled for delivery, and we do not know when they will be received, if at all We are actively evaluating incremental opportunities, representing over 2.5 EH/s, to fill our remaining data center slots. While no assurances can be made that we will receive the remaining MinerVa miners or be able to consummate any of these transactions, we believe that we will be able to fill our existing 4 EH/s of data center capacity later this year.
As we produce Bitcoin through our mining operations, we will from time-to-time exchange Bitcoins for fiat currency based on our internal cash management policy. We intend to hold enough fiat currency or hedge enough of our Bitcoin exposure to cover our projected near-term fiat currency needs, including liabilities and anticipated expenses and capital expenditures. In identifying our fiat currency needs, we will assess market conditions and review our financial forecast. We safeguard and keep private our digital assets by utilizing storage solutions provided by Anchorage Digital Bank ("Anchorage"), which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.
Our Competitive Strengths
•Environmentally beneficial, coal refuse-powered electricity generation classified by the Commonwealth of Pennsylvania as a Tier II alternative energy source. Our Scrubgrass Plant and the Panther Creek Plant, respectively, are powered by coal refuse. Coal refuse is a waste product historically generated by coal mining in Pennsylvania and neighboring states, and coal refuse is a significant contributor to air and water pollution in these geographies. Because generating power from the coal refuse facilitates its removal and reclamation of the land, coal refuse is classified by the Commonwealth of Pennsylvania as a Tier II Alternative Energy Source, a classification that also applies to other energy sources such as large-scale hydropower. Both the Scrubgrass Plant and Panther Creek Plant are recognized as Alternative Energy Systems. In contrast, most of our competitors with integrated power assets rely on traditional fuels, such as coal or natural gas. Given the power-intensive nature of crypto asset mining and the implications for the environment with regards to the current widespread availability of coal refuse piles in Pennsylvania that may be used in the waste-to-power process, we believe that our access to inexpensive, environmentally beneficial power represents a meaningful and durable competitive advantage. In addition, we believe that buyers of the Bitcoin we mine could ascribe value due to the environmentally beneficial manner in which they were mined as it results in the removal of legacy coal refuse and facilitates the remediation of land and water, with power generation being the byproduct of this activity.
•Vertically integrated crypto asset mining and power generation operations, driving among the lowest costs of crypto asset production in our industry. We operate vertically integrated power generation and crypto asset mining operations. Our miners are located on the same premises as our Scrubgrass and Panther Creek Plants to maximize efficiency and minimize cost. The Scrubgrass and Panther Creeks Plants’ recognition as Alternative Energy Systems also allows us to earn RECs under Pennsylvania law, and coal refuse is inexpensive and in abundant supply near our operations. Given our ability to generate power, we believe we are also uniquely positioned to take advantage of power pricing both to shutdown mining operations and sell power to the grid at high power pricing and to import power from the grid when power prices at lower power pricing.
•Strong track record of acquiring and operating power assets. Our management team has a distinguished track record of sourcing, financing, and operating power assets. Gregory A. Beard, our Chairman of the Board and Chief Executive Officer, previously served as Senior Partner and Head of Natural Resources at Apollo Global Management Inc. ("Apollo Global") and as a Founding Member and Managing Director at Riverstone Holdings LLC, two leading private equity firms. During his private equity tenure, Mr. Beard sourced and led 23 energy investments, representing $8.8 billion in proceeds.
Our Growth Strategies
•Continue to opportunistically source new miners through our multiple procurement channels to accelerate our business plan and increase our mining capacity. Since our IPO, we have executed purchase orders for the acquisition of industry-leading miners from multiple miner manufacturers and miner brokers, and we have entered into agreements to host other companies' miners. We believe that these purchase orders and agreements demonstrate our abilities to leverage our industry relationships to expand our mining capacity in opportunistic ways. We expect to benefit from these strong relationships to purchase additional miners on favorable economic terms as we continue to expand our power generation capacity through the acquisition of additional plants. By operating the Scrubgrass and Panther Creek Plants at capacity, we expect to grow our mining operations to approximately 4 EH/s during 2023.
•Drive operational excellence and structure alignment with key industry partners, including equipment manufacturers, power generation facility owners and the broader crypto currency and investment ecosystem. We are committed to building the leading vertically integrated crypto asset mining and environmentally beneficial power generation platform. To achieve this objective, we have developed a network of technology and service providers, and we are emphasizing long-term partnerships and equity alignment. For example, we believe that we negotiated favorable economic and delivery terms for the purchase of miners by providing an equity incentive to certain sellers of the miners, subject to meeting specified performance obligations. Similarly, our anticipated partnership with our Bitcoin mining and data center operator provides for sharing of the economic rights to Bitcoin produced by the partnership, motivating our partner to manage mining operations to achieve maximum efficiency. By aligning interests, we believe that we are driving operational excellence, thereby enabling further expansion and accelerating our growth.
•Acquire additional environmentally beneficial power generation assets. We have entered into a non-binding letter of intent to purchase a third coal refuse power generation facility (the "Third Plant"), which is a coal refuse plant. However, there is no assurance that the acquisition of the Third Plant will be completed as such acquisition is subject to due diligence and the negotiation of a definitive agreement. Additionally, we are strategically considering acquisition opportunities for additional power assets. We believe that our expected expansion of power generation capacity dedicated to Bitcoin mining is repeatable and scalable. With the extensive experience and relationships that our leadership team has in the industry, we have an acquisition pipeline of additional environmentally friendly power assets, and we believe that the acquisition of additional power generation facilities will enable us to drive further growth in crypto asset mining.
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
The operation of our power generation facilities with coal refuse allows the reclamation of large geographic areas that have been ravaged by the presence of coal refuse, the environmentally harmful byproduct of Pennsylvania’s legacy coal-mining operations. Coal refuse is a non-renewable fossil fuel constituting a Tier II Alternative Energy Source under Pennsylvania law, the combustion of which results in air emissions, including carbon dioxide ("CO2"), nitrogen oxides ("NOx"), sulfur dioxide and particulate matter, which are subject to regulation as pollutants under the federal Clean Air Act (as amended from time to time, the "CAA") and analogous state law. Tier I Alternative Energy Sources under Pennsylvania law include “clean” renewable sources such as solar photovoltaic energy, wind power, and low-impact hydropower, which sources do not result in the emission of regulated pollutants and generally are not subject to the same level of regulatory scrutiny. Nonetheless, the coal refuse targeted for combustion by us is from existing legacy coal refuse piles, and we believe the refuse’s conversion into a power source as well as the subsequent reclamation of the refuse pile areas constitute environmentally beneficial aspects of our power generation facility, as discussed herein. As coal refuse is not a renewable source, the sustainability of this waste-to-power process is dependent upon the continued availability of coal refuse for economic transport from former coal mines to our power generation facility. Additionally, we recognize that combustion of coal refuse results in offsetting adverse impacts to the environment, which impacts do not arise when using clean renewables such as Pennsylvania Tier I wind and solar photovoltaic energy sources.
Coal mining began in earnest in Pennsylvania in the later part of the 19th century to help meet the nation’s growing demand for steel and continued through the 20th century as Pennsylvania and other coal producing states mined the fuel needed to power the industrial revolution in the United States and fight two World Wars. While the placement of coal refuse became more strictly regulated with the passage of the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), the decades of operations prior to the SMCRA’s adoption produced large piles of refuse near now-abandoned coal mining operations. The Pennsylvania Bureau of Abandoned Mine Reclamation (“BAMR”) estimates that today there are 840 coal refuse sites, covering approximately 9,000 acres, filled by over 220 million tons of coal refuse in legacy piles located throughout the state. We estimate that, based on the number of coal refuse sites we are currently reclaiming in close proximity to the Scrubgrass Plant, there is at least 30 years’ worth of fuel available for that plant alone. We expect the additional plants that we intend to acquire will also have access to a multi-year supply of coal refuse.
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
Low-Cost Power Generation
Given that the price of electricity has a significant impact on the ultimate economics and profitability of crypto asset mining, we believe long-term value is enabled primarily by the reduction of power costs and securing environmentally beneficial power generation assets. Our miners are powered by the electricity produced by our own assets. This contributes to our value creation strategy, which is based on four concepts: (i) securing and operating low-cost, environmentally beneficial energy assets, (ii) protecting operational profitability and efficiently managing risk across different pricing environments, (iii) optimizing returns over invested capital through strategic and innovative sourcing of power and mining equipment (including through partnerships with suppliers) and (iv) potentially extending the economic life of our equipment through the use of low cost of power.
Due to the specialized nature of coal refuse power generation facilities that utilize CFB technology, we estimate the replacement cost for an electricity generation facility utilizing this technology that operates on the scale of our Scrubgrass Plant or our Panther Creek Plant would be approximately $500 million.
Pennsylvania has deemed the reclamation of coal refuse sites as an environmental priority, and, since the early 1990s, an unofficial public-private-relationship has developed between the coal refuse reclamation to energy industry and the Commonwealth of Pennsylvania. In 2016, Pennsylvania adopted a performance-based tax credit targeting coal refuse removal by alternative electricity generation facilities utilizing CFB technology, such as the Scrubgrass Plant and the Panther Creek Plant an. To qualify for the tax credit, 75% of the fuel used by these facilities must be qualified coal refuse, plant design must include CFB technology, utilizing limestone injection and a fabric filter for particulate emissions control, ash produced by the facilities must be put to beneficial use as defined by PADEP, and, finally, at least 50% of that beneficial use ash must be used to reclaim coal mining affected sites.
Due to the government's recognition of the benefits created by our facilities, we also qualify for Tier II RECs in Pennsylvania. These RECs are currently valued at approximately $18 per MWh. Particularly challenging and often remote piles also require partnerships with federal, state, and local environmental groups in order to accomplish the remediation and reclamation goals of a project. These projects include the use of federal grants combined with millions of private dollars invested by the coal refuse reclamation to energy project companies. Our coal refuse reclamation to energy facility has frequently partnered with the U.S. Department of the Interior’s Office of Surface Mining Reclamation and Enforcement, BAMR and local environmental groups to remediate these piles. The Scrubgrass Plant has partnered with state agencies since the mid-1990s to identify and reclaim waste sites and have removed over 16 million tons from the environment since start of operations.
While crypto asset mining continues to consume a massive amount of energy worldwide, which energy can be generated from traditional and environmentally harmful sources, we are able to conduct our activities in a manner that benefits both the environment and our profitability.
Mining Operations
As of March 28, 2023, we operate more than 29,500 Bitcoin miners with hash rate capacity of approximately 2.6 EH/s. Our current fleet comprises Bitmain Technologies Ltd. ("Bitmain"), MicroBT, Canaan and MinerVa miners. These miners have hash rate capacity between approximately 50 terahash per second ("TH/s") and 110 TH/s per miner and efficiency between approximately 30 joules per terahash (“J/TH”) and 50 J/TH. We manage our fleet of miners through internal employees.
Through our innovative strategic initiatives and existing commercial relationships, we believe that we will continue to efficiently secure high-quality equipment necessary to maximize our operational advantages. Using our access to and control of environmentally beneficial and low-cost power as leverage, we are focused on opportunistically sourcing the latest crypto asset mining technology and engaging in transactions to align our interests with those of other key industry stakeholders, including equipment manufacturers and high-performance-computing infrastructure managers. We are actively adding to our existing fleet through the execution of definitive agreements. As of March 27, 2023, we operate more than 11,600 miners at our Scrubgrass Plant, with aggregate hash rate capacity of approximately 1.0 EH/s, and we operate approximately 17,900 miners at the Panther Creek Plant, with aggregate hash rate capacity of approximately 1.7 EH/s. Based on data center capacity, we ultimately expect to house approximately 19,000 miners in our data centers at the Scrubgrass Plant and approximately 21,000 miners in our data centers at the Panther Creek Plant. Our location in the cooler northeastern United States and access to comparatively low priced power allow us to cool our miners at lower cost than if we were located in warmer regions and also affords us the flexibility to buy power off the grid when the cost of such power is cheaper than our cost of production and sell power to the grid when prices are opportunistic or when called upon by the grid, resulting in our ability to maximize crypto asset mining operations through low variable costs and cost per MWh. Our current focus is on mining Bitcoin, which we may convert to fiat currency to the extent necessary to fund our development.
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
Environmental Matters
Our operations are subject to stringent federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste management and disposal and other environmental matters. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. The more significant of these existing environmental laws and regulations include the following U.S. legal standards, as amended from time to time:
•the CAA, which imposes standards that restrict the emission of air pollutants from many sources, imposes various pre-construction, operational, monitoring, permitting and reporting requirements, and that the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (“GHG”) emissions;

•the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;
•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport and disposal of hazardous and nonhazardous solid waste, classifies coal combustion residuals (“CCRs”) as nonhazardous wastes, and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care; and
•the Toxic Substances Control Act, which gives EPA the authority to require reporting, recordkeeping and testing requirements, and to place restrictions relating to chemical substances and/or mixtures, including polychlorinated biphenyls.
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
Coal refuse is a non-renewable fossil fuel constituting a Tier II Alternative Energy Source under Pennsylvania law, the combustion of which results in air emissions, including CO2, NOx, sulfur dioxides and particulate matter, which emissions are subject to regulation as pollutants under the CAA and analogous state law. Additionally, improper management of coal residues following the combustion of coal refuse may result in contamination of soils, surface water and groundwater, which contamination is regulated under the federal RCRA, the CWA, and analogous state laws. Nonetheless, the coal refuse targeted for combustion by us is from existing legacy coal refuse piles, and we believe the refuse’s conversion into a power source as well as the subsequent reclamation of the refuse pile areas constitute environmentally beneficial aspects of our power generation facility. As the coal refuse is not a renewable source, the sustainability of such refuse in our power generation facility is dependent upon its continued existence and availability for economic transport from coal refuse piles in the state; moreover, acknowledging that combustion of coal refuse results in offsetting adverse impacts to the environment, our continued use of such refuse is dependent upon its continued inclusion as a Tier II Alternative Energy Source.
Over time, the trend in environmental laws and regulations is typically to place more restrictions and limitations on activities that may adversely affect the environment. Examples of environmental laws or regulatory initiatives that impact our ability to operate through the firing of coal refuse include the following:
Firing of Coal Refuse
The EPA published a final rule in April 2020 establishing a new subcategory in the Mercury and Air Toxic Standards (“MATS”) applicable to a narrow set of power generation facilities that fire certain types of coal refuse found in the locality of inactive or abandoned mining operations, usually as tailing piles or spoil tips. The subcategory specifically applies to a limited set of existing electric utility steam generating units in Pennsylvania and West Virginia firing eastern bituminous coal refuse, which includes the Scrubgrass and Panther Creek Plants, and is only for emissions of acid gas hazardous air pollutants (“HAPs”). Without the continued existence of this subcategory under MATS, it may prove challenging for one or more of those power generation facilities covered under this subcategory to continue to operate in an economic manner. If the EPA were to reconsider the continued existence of the new subcategory, or if Pennsylvania, under applicable state law, were to implement more rigid standards in the future that limited the utility of this MATS subcategory, we and the other power generation facility operators covered under the current new subcategory could experience increased costs of complying with applicable requirements that could have material adverse impacts to our business and results of operations.

Coal Combustion Residuals
Pursuant to a 2015 EPA-published final rule regulating the disposal of CCR from electric utilities, CCR is classified as “nonhazardous waste” and allowed for beneficial use, with some restrictions. The regulation establishes standards in respect of design, structural integrity, assessment criteria, monitoring protection and remedial procedures for new and existing landfills and surface impoundments receiving CCR as well as existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contain liquids as of the effective date of the rule. This final rule was amended in 2018 (referred to as “Phase 1, Part 1”) in regard to certain closure deadlines and groundwater protection standards but left unchanged the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure. The Phase I, Part 1 rule has been the subject of litigation by environmental groups, resulting in remand of the rule to EPA without vacatur, and pursuant to which EPA has issued rulemakings that, among other things, established an April 11, 2021, deadline to cease placement of CCR and non-CCR waste streams into unlined ash basins and initiate closure, and established procedures to allow facilities to request approval to operate an existing CCR surface impoundment with an alternate liner. In January 2022, EPA announced it would pursue rulemakings to finalize a federal permitting program for the disposal of coal ash and establish regulations for legacy coal ash surface impoundments. The EPA is expected to take additional actions regarding these initiatives in Summer 2023. Legacy impoundments continue to be regulated by the states, including Pennsylvania.
National Ambient Air Quality Standards (“NAAQS”)
Under the CAA, the EPA has set NAAQS for six principal pollutants considered harmful to public health and the environment, including ground-level ozone, particulate matter, nitrogen dioxide and sulfur dioxide, some of which may result from coal combustion. Each state must develop a plan to bring nonattainment areas for specific pollutants into compliance with the NAAQS, which may include imposing operating limits on individual plants. The EPA is required to review NAAQS at five-year intervals. For example, in 2015, the EPA issued a final rule under the CAA, making the NAAQS for ground-level ozone more stringent. In 2020, EPA published notice of a final action to retain the 2015 ozone NAAQS without revision. However, the EPA under the Biden Administration is currently reconsidering the 2020 decision. If EPA were to adopt more stringent NAAQS for ground-level ozone as a result of its reconsideration efforts, which are expected to be completed by the end of 2023, state implementation of the revised NAAQS could, among other things, require reductions of emissions from our power generation facility, result in longer permitting timelines, and cause us to incur compliance costs that could be material.
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
Cross-State Air Pollution
The Cross-State Air Pollution Rule (“CSAPR”) requires 28 states in the eastern half of the United States, including Pennsylvania, to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. A cap-and-trade system is used to reduce the target pollutants—sulfur dioxide and NOx. Our operations are subject to the CSAPR and comply through operation of existing controls and purchases of allowances on the open market, as needed. Beginning in 2016, 22 states, including Pennsylvania, have been the subject of EPA final rulemaking and associated legal actions focused primarily on federal implementation plans that both updated existing CSAPR nitrogen oxide ozone season emission budgets for electric generating units within those states and implemented those budgets through modifications to the CSAPR nitrogen oxide ozone season allowance trading program. Affected facilities began to receive fewer ozone season nitric oxide allowances in 2017, resulting in the need to purchase additional allowances. More recently, in March 2021, the agency issued a final rule in which the agency found that the projected 2021 ozone season NOx emissions for 12 of those states (including Pennsylvania) significantly contribute to downwind states’ nonattainment or maintenance problems for the 2008 ozone NAAQS and therefore created an additional geographic group and ozone season trading program for those 12 states (referred to as Group 3) that will be covered by a new CSAPR NOX Group 3 emissions budget, which Group 3 emissions budget is expected to result in fewer ozone season nitrogen allowances than previously allowed. The electric generating units covered by the federal implementation plans and subject to the Group 3 emissions budget are fossil-fired electric generating units with greater than 25 MW capacity. While our CSAPR compliance costs to date have been immaterial, the future availability of and cost to purchase allowances to meet the emission reduction requirements is uncertain at this time, but it could be material if our facility will need to purchase additional allowances based on reduced allocations.
Regional Haze
The EPA’s “Regional Haze Rule” is intended to reduce haze and protect visibility in Class I federal areas, such as National Parks and wilderness areas, and sets guidelines for determining the best available retrofit technology (“BART”) at affected plants and how to demonstrate “reasonable progress” toward attaining natural visibility conditions by the end of 2064. The Regional Haze Rule requires states to consider five factors when establishing BART for sources, including the availability of emission controls, the cost of the controls, and the effect of reducing emission on visibility in Class I areas. The Rule requires compliance within five years after the EPA approves the relevant SIP or issues a federal implementation plan, although individual states may impose more stringent compliance schedules. States, including Pennsylvania, were obligated to submit plans in mid-2021 for the second implementation period (covering years 2018 through 2028) for Regional Haze in Class I areas and those plans are subject to EPA review and approval. Pennsylvania did not submit a Regional Haze Plan for the second implementation period. Under the CAA, the EPA has until August 2024 to promulgate a Federal Implementation Plan (“FIP”) addressing regional haze in Pennsylvania, unless the state first submits, and EPA approves, a State Implementation Plan. Under any new Federal or State Implementation Plan, states may need to require additional emissions controls for visibility impairing pollutants, including on BART sources, during the second implementation period. We currently cannot predict the impact of this second implementation period, including any potential compliance costs, if any, on our operations.
Climate Change
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. In addition, President Biden identified addressing climate change and the energy transition a priority under his Administration, has issued, and may continue to issue, executive orders and regulatory directives related to climate change, and recommitted the United States to long-term international goals to reduce emissions. In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs and has included climate change considerations in its funding bills. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives, was signed into law in August 2022 and could accelerate the transition away from fossil fuels.
At the federal level, the EPA has also adopted rules that, among other things, establish construction and operating permit reviews, emissions control standards, and monitoring and annual reporting for GHG emissions from certain large stationary sources. In November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen and sustainable biofuels, eliminating subsidies provided to the fossil fuel industry, reducing non-CO2 GHG emissions and increasing the emphasis on climate-related risks across government agencies and economic sectors. Additionally, from time to time the EPA has proposed, revised, and adopted rules establishing new source performance standards (“NSPS”) for certain pollutants from coal-fueled electric generating plants. Under NSPS programs, new construction or major modifications of facilities may trigger more stringent emissions requirements, the costs of which may be material. While the EPA’s 2015 Clean Power Plan and 2019 Affordable Clean Energy Rule have been vacated by U.S. Federal Courts, the EPA and Biden Administration could opt to pursue additional regulatory actions or reprise previous agency initiatives that impose more stringent emissions limitations on the fossil fuel power generation sector. According to the EPA’s Fall 2022 regulatory agenda, the EPA will propose a new NSPS rule for fossil fuel-fired existing electric generating units in April 2023. While we cannot predict how any such proposed regulations may impact our power generating facilities, any new agency action or rulemaking that applies to our facilities could increase our compliance costs or otherwise restrict our operations. Additionally, enhanced public and private support for low-carbon power sources and products could impact the public perception of our business.
At the international level, the United States re-entered the United Nations-sponsored “Paris Agreement,” a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020, shortly after President Biden took office in February 2021. Then, in April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in November 2021 and November 2022 for the annual United Nations Climate Change Conference of the Parties, where the United States, the

European Union, and other partners announced reaffirmed their emissions reduction commitments and made further climate change goals. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement or other international conventions cannot be predicted at this time
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing financial, political, and litigation risks in the United States. Certain states, municipalities, community coalitions, and other parties, including proponents of renewable energy that are opposed to the burning of fossil fuels, including coal, have sought to further restrict GHG emissions and recover damages from fossil fuel companies through lawsuits regardless of federal legislative and regulatory initiatives on the matter. Moreover, financial risks could increase, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability issues and some of them may elect not to provide funding for fossil fuel energy companies in the future, which could adversely impact our ability to raise capital and develop additional coal refuse power generation facilities.
While we cannot predict the outcome of legislative or regulatory initiatives related to climate change, we anticipate that initiatives to reduce GHG emissions will continue to develop. Federal, state and international GHG and climate change initiatives, associated regulations or other voluntary commitments to reduce GHG emissions could adversely affect coal production and consumption, require the installation of emissions control technologies, increase the expense associated with the purchase of emissions reduction credits to comply with future emissions reduction programs, the expense of any future carbon tax, or limitations on the combustion of fossil fuels by a future national clean energy standard. Additionally, litigation, and financial risks may result in restrictions or cancellations in development and expansion activities or increases in the cost of consuming hydrocarbons and thereby reducing demand for energy from fossil fuels, including coal. Moreover, the increased competitiveness of alternative energy sources (such as Tier I Alternative Energy Sources, including wind and solar photovoltaic) that do not generally have the adverse impact to the environment that is associated with the combustion of coal and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels.
Increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic vents. These climatic events have the potential to cause physical damage to our facilities or disrupt our supply chains. Consequently, one or more of these developments could have an adverse effect on our business, financial condition, results of operations, and cash flows.
Finally, crypto asset mining has become more heavily scrutinized from a climate change and energy consumption perspective in recent years. Politicians, environmental groups, and climate activists alike have called for increased oversight, regulation, and reporting of energy use and GHG emissions of crypto asset mining companies, among other measures. Certain members of the U.S. Congress and other non-governmental organizations have made investigations into, and published claims and reports regarding, the crypto asset mining industry’s impact on global GHG emissions and energy consumption and raised concerns over the diversion of power sources for crypto mining and possible impacts on consumer electricity prices. For example, in early 2022, a group of U.S. Senators solicited information from various crypto asset mining companies on their respective energy use and emissions. Then, in July 2022, that same group of Senators authored a letter to the EPA and Department of Energy urging the agencies to investigate energy and climate impacts of mining companies and to consider regulations requiring the monitoring and reporting of emissions and energy consumption by certain crypto asset operations. Moreover, the Crypto Asset Environmental Transparency Act was introduced to the U.S. Senate on March 6, 2023, and, if passed, would impose emissions reporting obligations on mining operations that consume electricity above a specified threshold and would direct the EPA to investigate the environmental and climate impacts of the crypto asset mining industry. Separately, in September 2022, the Biden Administration released its report on Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. Certain state governments have also introduced legislation imposing restrictions on the crypto asset mining industry, citing similar concerns. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the federal government or states in which we operate to restrict, limit, condition, or otherwise regulate our power production or crypto asset mining operations, whether as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition, and results of operations. Similarly, public statements by government officials and non-governmental organizations regarding the impact of crypto asset mining on global energy consumption, GHG emissions and grid stability, whether valid or not, could harm our reputation and stakeholder goodwill.
Customers
We are not dependent on any one customer or group of customers, and no individual customer, or together with its affiliates, contributed on an aggregate basis 10% or more to our revenues. However, we use a third party to collect, analyze, and advise the company regarding energy market operations and the receipt of revenue from PJM and to a lesser extent, other entities. Direct Energy Business Marketing LLC amounted to approximately 72% and 100% of our energy operations segment revenues for the years ended December 31, 2022, and December 31, 2021, respectively. Customized Energy Solutions, Ltd , accounted for 28% of our energy operations segment revenues for the year ended December 31, 2022. Over the course of 2022, we transitioned entirely to CES, and expect that they will represent approximately 100% of our energy segment revenue in 2023.
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
Coal-Fired Power Plant Wastewater Discharges
Current EPA regulations issued in 2020 limit the obligation of many coal-fired power plants to mitigate the discharge of lead, mercury and selenium, among other constituents, into surface waters. However, in March 2023, the EPA issued a proposed rule that would establish more stringent discharge standards for several wastewater types commonly generated at coal fired power plants. The proposed rule also established new standards for legacy wastewater in existing surface impoundments. While we are currently evaluating the potential effect of this proposed rule on our operations, and the ultimate form and substance of this proposed rule is uncertain, the implementation of new rules imposing more stringent wastewater discharge limits for coal-fired power plants, including ours, could result in increased compliance costs at our facilities.
Intellectual Property
We use specific hardware and software for our crypto asset mining operation. In certain cases, source code and other software assets may be subject to an open-source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently directly own any patents in connection with our existing and planned blockchain and crypto asset related operations. In the future we may pursue patents in connection our blockchain and crypto assets, but do not have immediate plans to do so. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our crypto asset mining operations.
Competition
In crypto asset mining, companies, individuals and groups generate units of crypto assets through mining. Miners can range from individuals to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating crypto asset exchanges, developing programming for the blockchain, and mining activities. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.
Several public companies (traded in the U.S. and internationally), such as the following, may be considered to compete with us, although we believe there is no company, including the following, which engages in the same scope of activities with a focus on environmentally beneficial operations as we do.
•Marathon Digital Holdings, Inc (MARA)
•Riot Platforms Inc. (RIOT)
•Cleanspark Inc (CLSK)
•Bitfarms Ltd (BITF)
•Hive Blockchain Technologies Ltd (HIVE)
•Hut 8 Mining Corp. (HUT)
•Argo Blockchain Plc (ARBK)
•Terawulf Inc (WULF)
•Bit Digital Inc (BTBT)
•Greenidge Generation Holdings Inc. (GREE)
•Iris Energy Ltd (IRIS)
•Cipher Mining Inc (CIFR)
•Mawson Infrastructure Group Inc (MIGI)
•Northern Data AG (NB2 GY)
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
Human Capital Resources
As of December 31, 2022, we had 171 employees across our entities, of which 168 were full-time and 3 were part time. On November 2, 2021, Stronghold Digital Mining Holdings, LLC (“Stronghold LLC”) entered into the Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services will employ certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Beginning May 1, 2023, Stronghold plans to migrate all employees operating the Panther Creek Plant and Scrubgrass Plant, and the corresponding data centers, from Olympus Stronghold Services to Stronghold Digital LLC over the course of the second quarter of 2023.
General Digital Asset Market Conditions
The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and ranged from approximately $16,000 to approximately $48,000 throughout 2022. During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including Core Scientific Inc. (“Core Scientific”), Celsius Network LLC (“Celsius”), Voyager Digital Ltd. (“Voyager Digital”), Three Arrows Capital, BlockFi Lending LLC (“BlockFi”), FTX Trading Ltd. (“FTX”), and Genesis Global Holdco LLC (“Genesis Holdco”),. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, that engages in the trading of our mined Bitcoin. The hosting agreement is performing in line with our expectations, and we continue to work towards the previously disclosed acquisition of the miners subject to the hosting agreement in exchange for cash, equity and profit share. Upon acquisition of these miners, the hosting arrangement would cease. The recent bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted this acquisition or the currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius Network LLC, First Republic Bank, FTX Trading Ltd., Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third-parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage Digital Bank (“Anchorage”), which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are generally liquidate our mined Bitcoin often, and at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “—Crypto Asset Mining Related Risks— Our crypto assets may be subject to loss, damage, theft or restriction on access” for additional information.
Corporate Information
We are subject to the informational requirements of the Exchange Act and in accordance therewith file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The website address of the SEC is www.sec.gov. We make available free of charge on or through our website at www.strongholddigitalmining.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or otherwise furnish it to the SEC. In addition to our reports filed or furnished with the SEC, we also publicly disclose material information from time to time in our press releases, at annual meetings of stockholders, in investor presentations, and through our website. References to our website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference into this Form 10-K of the information contained on, or available through, our website, and such information should not be considered part of this Form 10-K.
Item 1A. Risk Factors
Summary Risk Factors
Investing in our Class A common stock involves risks. You should carefully read the section of this Form 10-K entitled “Risk Factors” below for an explanation of these risks before investing in our Class A common stock. In particular, the following considerations may offset our competitive strengths or have a negative effect on our strategy or operating activities, which could cause a decrease in the price of our Class A common stock and a loss of all or part of your investment.
•We have a hybrid business model which is highly dependent on the price of Bitcoin. A decline in the price of Bitcoin could result in significant losses.
•If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.

•We have an evolving business model which is subject to various uncertainties.
•Our loss of any of our management team or workforce, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.
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
•If we are unable to comply with the covenants or restrictions contained in the Credit Agreement with our senior secured lender, the lender could declare all amounts outstanding under the Credit Agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.
•Our existing operations and future development plans require substantial capital expenditures, which we may be unable to provide.
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
•We may not be able to operate the power generation facility as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.
•Land reclamation requirements may be burdensome and expensive.
•Changes in tax credits related to coal refuse power generation could have a material adverse effect on our business, financial condition, results of operations and future development efforts.
•Competition in power markets may have a material adverse effect on our results of operations, cash flows and the market value of our assets.
•Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.
•Our operations are subject to a number of risks arising out of the threat of climate change, and environmental laws, energy transitions policies and initiatives and regulations relating to emissions and coal residue management, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
•Operation of power generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.
•We are a holding company whose sole material asset is our equity interests in Stronghold LLC; accordingly, we will be dependent upon distributions from Stronghold LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
•We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
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
•In certain cases, payments under the Tax Receivable Agreement ("TRA") may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
•We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
•To date, we have not achieved positive net earnings and we have relied on additional equity and debt financing, in addition to operating cash flow, to fund our operations; if we are unable to raise additional equity and debt financing in the future, our ability to continue to operate as a going concern could be adversely affected.
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
We have undergone a transformation of our business in recent years and began Bitcoin mining in May 2018. We have experienced recurring losses from operations in prior years, and to date, we have not achieved positive net earnings. We have also relied on additional equity and debt financings, in addition to operating cash flow, to fund our operations. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the Bitcoin mining and power generation sectors, including fluctuating Bitcoin to U.S. Dollar prices, the costs of Bitcoin miners, supply chain constraints and other factors that cause delays in miner deliveries, the number of market participants mining Bitcoin, interruptions in the operation of power generation facilities due to wear and tear or other factors and the need for investment in repairs and maintenance, the availability of other power generation facilities to expand operations and regulatory changes. Additionally, in light of our recent miner sales, including in connection with the Asset Purchase Agreement (as defined below), we are currently more dependent on current energy prices and our ability to sell power to the grid until such time that we are able to replenish our miner fleet, if at all. If we are unable to raise additional equity and debt financing in the future, including due to restrictions in our existing debt documents and covenants related to the maintenance of certain liquidity thresholds and leverage ratios, or if our operating cash flow is insufficient, our ability to continue to operate as a going concern could be adversely affected.
We have a hybrid business model which is highly dependent on the price of Bitcoin. A decline in the price of Bitcoin could result in significant losses.
We have a hybrid business model. We are an independent power generation company that maintains the flexibility to both sell power to PJM, a regional transmission organization that coordinates the movement of wholesale electricity in all or part of 13 states and the District of Columbia, at higher prices and draw on PJM at lower prices. During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and ranged from approximately $16,000 to approximately $48,000 throughout 2022. If the dollar value of Bitcoin decreases, we could incur future losses and these losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. We are closely monitoring our cash balances, cash needs and expense levels, but significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in Bitcoin prices could significantly impact our financial performance. Our mining operations are costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
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
Our success and future growth will depend to a significant degree on the skills and services of our management team, including Gregory A. Beard, Matthew J. Smith and Richard J. Shaffer. The loss of key members of our management team could inhibit our growth prospects. Additionally, we will need to continue to grow our management team in order to alleviate pressure on our existing team and in order to continue to develop our business and execute on our business plans. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management team, the loss of such management personnel may significantly disrupt our business. William Spence, former Co-Chairman of our Board, and now an independent consultant, is a pancreatic cancer survivor and is currently in remission. Mr. Spence is continuing to fulfill his responsibilities as an independent consultant with no interruption.
Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. Following our initial public offering ("IPO"), and the closing of the Panther Creek Acquisition (as defined below), we entered into the Omnibus Services Agreement whereby an affiliate of Olympus Power, LLC (together with its affiliates, "Olympus") is responsible for employing certain personnel to operate the Panther Creek Plant and Scrubgrass Plant. Beginning April 1, 2023, we will begin migrating all employees operating the Panther Creek Plant and Scrubgrass Plant, and the corresponding data centers, from Olympus Stronghold Services to Stronghold Digital LLC over the course of the second quarter of 2023. Should we be required to hire additional or replacement personnel to operate these plants, we may have difficulty finding and hiring such personnel .
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
While we are considering strategic acquisitions of additional power assets, we have not identified, and there are no assurances that we will be able to identify or acquire, additional power assets. If we do not acquire additional power assets, certain of the miners that we have purchased, or expect to purchase, to date may not be utilized, and we may not achieve our anticipated hash rates.
We are dependent on third-party brokers and direct suppliers to source some of our miners and we have experienced delays in the delivery of some of the miners we have purchased from certain brokers and suppliers, which delays have had, and additional delays could continue to have, a material adverse effect on our business, prospects or operations.
We rely on third-party brokers and direct suppliers to source some of our miners. Historically, we have experienced significant delays in the delivery of certain of the miners we have purchased, which delays have materially adversely affected us. For example, due to a delay in miner deliveries from MinerVa, we recorded an impairment charge totaling $12,228,742 on March 31, 2022. There is no assurance that we will not experience additional delays in the future. As of March 27, 2023, we have received approximately 85%, or 12,700 Bitcoin miners or equivalent value in the form of refunds or high-spec Bitmain miners, leaving approximately 230 PH/s or 2,300 remaining miners to be delivered on the 15,000 miner order with MinerVa.
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
We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. For example, on May 9, 2022, an arbitration award in the amount of $5,042,350 plus interest computed as of May 15, 2022, in the amount of $793,194 was issued in favor of the claimant, a trucking company, against one of our subsidiaries in a commercial dispute over a trucking contract between the claimant and our subsidiary. In addition, on April 14, 2022, we and certain of our current and former directors, and officers, as well as the underwriters in our initial public offering, were named in a putative class action complaint filed in the United States District Court for the Southern District of New York relating to a drop in our stock price following our disclosure about the delays we have experienced in the delivery of certain miners we have purchased from MinerVa and other operational issues that have adversely affected our results of operations. On November 19, 2021, the Company received from PJM Interconnection, LLC (“PJM”) a notice of breach by Scrubgrass of the Interconnection Service Agreement – No. 1795 (the “ISA”) relating to an alleged failure by Scrubgrass to provide advance notice under the ISA of certain modifications made to the Scrubgrass Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the OE is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. These regulatory proceedings are ongoing. For more detail regarding these proceedings, see Item 3 - Legal Proceedings. We cannot predict the ultimate outcome of these types of matters before they are resolved, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.
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
After giving effect to the sale of miners contemplated under the Asset Purchase Agreement and other recent transactions, as of March 28, 2023, we operate more than 29,500 crypto asset miners with hash rate capacity of approximately 2.6 EH/s, which includes approximately 4,500 Bitcoin miners that we host and do not own. This represents an approximately 14% decrease in our miner fleet as compared to our fleet immediately preceding signing of the Asset Purchase Agreement. We are opportunistically evaluating opportunities to purchase additional miners to replenish our miner fleet, following the full settlement under the Asset Purchase Agreement and sale of all of the approximately 26,000 miners. However, we have experienced significant delays in the delivery of certain of the miners we have purchased, including from MinerVa, and there is no assurance that we will not experience additional delays (including delays or seizure of equipment by U.S. Customs and Border Control). Further, our brokers or suppliers may not be able to secure additional miners on our behalf to our satisfaction or on commercially favorable terms, if at all. If we are not able to secure additional miners, we may not be able to mine at operational capacity, which could have an adverse effect on our revenue and financial conditions.
Risks Related to Our Indebtedness and Liquidity
We may be unable to raise additional capital needed to grow our business.
We have operated and expect to continue to operate at a loss as we continue to establish our business model and as Bitcoin prices continue to be low or decline further. In addition, we expect to need to raise additional capital to fund our working capital requirements, expand our operations, pursue our growth strategies and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Further, the crypto assets industry has been negatively impacted by recent events such as the bankruptcies of Core Scientific In. (“Core Scientific”), Celsius Network LLC (“Celsius”), Voyager Digital Ltd. (“Voyager Digital”), Three Arrows Capital, BlockFi Lending LLC (“BlockFi”), FTX Trading Ltd. (“FTX”), and Genesis Global Holdco LLC (“Genesis Holdco”). In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. Increased credit pressures on the cryptocurrency industry, such as banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry through lending, have had and may continue to have a material impact on our business. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.
The Credit Agreement and September 2022 Private Placement contain covenants and restrictions that may limit our ability to take advantage of certain business opportunities advantageous to us.
The agreements governing our indebtedness and the terms of the September 2022 Private Placement (as defined below) contain various covenants that limit our ability to undertake certain activities, including covenants related to the maintenance of certain liquidity thresholds and leverage ratios and certain restrictions on equity raises. These restrictions could limit our ability to obtain future financing, make acquisitions, fund needed capital expenditures, issue additional equity, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities, including miner purchases, that may arise.
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
As of December 31, 2022, we had principal amount of indebtedness outstanding of approximately $75 million. As of March 28, 2023, we had principal amount of indebtedness outstanding of approximately $60 million. Our outstanding indebtedness could have important consequences such as:
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
If we are unable to comply with the covenants or restrictions contained in the Credit Agreement with our senior secured lender, the lender could declare all amounts outstanding under the Credit Agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.
As previously announced, on October 27, 2022, we entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk to refinance the equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC (“Stronghold LLC”) and WhiteHawk (the “WhiteHawk Financing Agreement”) effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and $23.0 million in additional commitments (such additional commitments, the “Delayed Draw Facility”). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. The Credit Agreement and Delayed Draw Facility together reduce monthly principal payments and added approximately $21 million of cash to our balance sheet following our draw down on the full amount of the Delayed Draw Facility. The full amount of the WhiteHawk Financing Agreement has been drawn as of the date hereof.
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP, as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to, among other things, modify certain covenants, modify certain amortization payments and remove certain prepayment requirements contained therein. In addition to modifying the amortization payment and certain prepayment requirements under the Credit Agreement, the First Amendment modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024 and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024 through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The financing pursuant to the Credit Agreement (such financing, as amended by the First Amendment, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold LLC as Borrower (the “Borrower”) and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. As of March 28, 2023, we had approximately $7.7 million of cash on hand and approximately 39 Bitcoin.
The covenants and other restrictions contained in the Credit Agreement and other current or future debt agreements could, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, substantially all of our borrowed money obligations are secured by certain of our assets.
A failure to comply with any restrictions or covenants in our debt agreements, or to make payments of interest or principal when due or make other payments we are obligated to make under our debt agreements, could have serious consequences to our financial condition or result in a default under those debt agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt, among other remedies. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements, and we may not be able to restructure or refinance our debt on terms acceptable to us, or at all. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. If we were to seek certain restructuring transactions, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity and on our business, financial performance, and liquidity
Our existing operations and future development plans require substantial capital expenditures, which we may be unable to provide.
Our existing operations and future plans are in part dependent upon our acquisitions of additional assets and power-generations facilities, and maintenance of our current assets and facilities, which require substantial capital expenditures. We have experienced higher than-anticipated maintenance costs related to one of our plants, and we may continue to experience higher than-anticipated maintenance costs for any of our plants in the future. We also require capital for, among other purposes:
•equipment and the development of our mining operations, including acquiring miners and data center buildouts;
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
Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the cryptoeconomy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptoeconomy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, SEC, the Financial Crimes Enforcement Network ("FinCEN") and the Federal Bureau of Investigation ("FBI")) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
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
The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.
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
If our current, or any of our future, custodians file for bankruptcy, crypto assets held in their custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.
The treatment of Bitcoins and other crypto assets held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether Bitcoins and other crypto assets held in custody by a bankrupt custodian would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor.
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
Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and/or costly litigation before the agencies and/or in state of federal court.
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
Our combustion of coal refuse at our power generating facilities is subject to environmental, safety and energy transition risks that could result in significant liabilities and adversely impact our business, financial condition and results of operations.
Our operations and use of coal refuse as feedstock at our power generating facilities, including the combustion, storage, and transportation of coal refuse, present a series of environmental and human health and safety risks. Such risks, including the accidental release of coal refuse and other materials into the environment, among others, may not be fully avoidable and could cause us to incur significant clean-up costs and liabilities. We may not be able to recover some or any of these costs from insurance. Our combustion of coal refuse is also subject to stringent federal, state and local laws and regulations governing air and water quality, hazardous and solid waste disposal and other environmental matters. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities.
Furthermore, there is increased focus by the current Biden administration in pursuing a clean energy plan in Congress that would seek to increase electric power generation from renewable sources such as wind, solar, nuclear and hydro energy in replacement of power from fossil fuel sources, including coal. Additionally, the Biden administration has stated it has a goal to achieve a carbon pollution-free electric power sector by 2035 and to put the United States on a path to a net-zero carbon emissions economy by 2050. See “Business – Environmental Matters” for more discussion on these matters. Any policy initiatives or directives, either at the federal or state level, limiting our ability to use coal refuse as feedstock at our power generating facilities could adversely impact our operations and potentially reduce the extent of our business, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our operations are subject to a number of risks arising out of the threat of climate change and environmental laws, energy transition policies and initiatives, and regulations relating to emissions and coal residue management, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our operations are subject to regulatory, political, litigation and financial risks associated with the use of fossil fuels, including coal refuse, and emission of GHGs. The Biden administration has already issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Agreement, pursuant to which the administration has announced a goal of halving U.S. GHG emissions by 2030. See “Business – Environmental Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives pertaining to GHG emissions and climate change, as described in the "Business - Environmental Matters" section, could result in the imposition of more stringent standards, and could result in increased compliance costs or costs of operations. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling the extent of our business activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternative energy sources (such as Pennsylvania’s Tier I Alternative Energy Sources, including solar photovoltaic energy, wind power, and low-impact hydropower) that do not generally have the adverse environmental impact or regulatory scrutiny associated with the combustion of coal or other fossil fuels could also reduce demand for coal refuse power generation facility activities. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, crypto asset mining has become subject to increased scrutiny regarding its energy consumption and impact on global emissions. For example, in September 2022, the Biden Administration released its Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. Separately, a group of U.S. Senators have proposed legislation requiring emissions and energy use reporting, written letters to federal agencies, including the EPA and Department of Energy, urging those agencies to adopt similar reporting requirements and further investigate crypto asset mining operations, and have solicited emissions and energy use data directly from crypto asset mining companies. Various environmental activist groups and non-governmental organizations have also lobbied for emissions and energy use monitoring and reporting requirements for crypto asset mining companies or even more extensive regulation of the crypto asset mining sector. These efforts have the potential to lead to increased regulatory burdens on our mining operations and cause us reputational harm by highlighting crypto asset mining’s impact, however proportionate or disproportionate compared to other economic sectors, on global emissions. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the federal government or states in which we operate to restrict, limit, condition, or otherwise regulate our power production or crypto asset mining operations, as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition, and results of operations.
Our cost of compliance with existing and new environmental laws relating to the operation of our power generating facilities could have a material adverse effect on us.
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

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions and wastewater discharges from electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. See the “Business - Environmental Matters” section for additional discussion of these regulations. Such regulations may require significant capital expenditures for additional pollution control or treatment equipment, or result in higher operating and fuel costs and production curtailments. These costs and expenditures could have a material adverse effect on us.
We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification or additional costs could have a material adverse effect on us.
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
Our business outcomes are influenced by the expectations of our customers and stakeholders. Those expectations are based on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change continue to shape our customers’ and stakeholders’ sustainability goals and energy needs. We also may suffer reputational harms from regulatory, activist, or community perceptions, whether valid or not, regarding the impact of crypto asset mining on global energy consumption and GHG emissions. Failure to meet stakeholder expectations or to adequately address the risks and external pressures from regulators, investors and other stakeholders may impact favorable outcomes in future rate cases, our ability to raise capital and our results of operations.
Crypto Asset Mining Related Risks
The open-source structure of the certain crypto asset network protocol, including Bitcoin, means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage that network and an investment in us.
The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, Bitcoin is not represented by an official organization or authority. As the Bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a crypto asset network which we are mining on may adversely affect an investment in us.

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
On March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. On November 23, 2022, the governor of New York signed into law a two year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations. While this action does not directly impact our current operations, as our power generation plans are exclusively located in Pennsylvania, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the United States, including potentially jurisdictions in which we now operate or may in the future operate. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding crypto assets, and similar action in a jurisdiction in which we operate or in general could have a devastating effect on our operations. If further regulation follows, it is possible that the Bitcoin mining industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment. We are not currently aware of any legislation in Pennsylvania being a near-term possibility If further regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.
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
As of December 31, 2022, the largest 117 and 2,018 Bitcoin wallets held approximately 19% and 58%, respectively, of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Similar or more concentrated levels of concentrated ownership may exist for other crypto assets as well. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin and other crypto assets.

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
Crypto assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto assets held in such a wallet. To the extent that any of the private keys relating to our hot wallet or cold storage containing crypto assets held for our own account is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the crypto assets held in the related wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our crypto assets could adversely affect our ability to access or sell our crypto assets, and subject us to significant financial losses. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The total value of crypto assets in our possession and control is significantly greater than the total value of insurance coverage that would compensate us in the event of theft or other loss of funds. Further, while we do not currently hold any crypto assets for our customers (including hosting customers), as all mined crypto assets go directly to their accounts, we have held crypto assets for customers in the past and may resume such practices in the future. There are a number of risks associated with such practice, particularly in light of recent events affecting the broader digital assets market, and management will evaluate such risks prior to resuming such practices in the future, if at all.
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
The global supply chain for Bitcoin miners has previously been constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage and further exacerbated due to the COVID-19 pandemic, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners; supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of Bitcoin miners, has seen a production slowdown as a result of COVID-19. One of our suppliers, MinerVa, was unable to meet its original delivery schedule of 15,000 miners under an agreement entered into in April 2021 that provided for the delivery of such miners by December 31, 2021, due to supply chain, manufacturing and other issues. In December 2021, we extended the delivery date of the remaining approximately 14,000 miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the originally scheduled 15,000 miners. To date, we have received 12,700 miners from MinerVa. We do not know when the remaining MinerVa miners will be delivered, if at all. Should continued disruptions to the global supply chain for Bitcoin hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.

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
Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of crypto assets over a long period of time resulting in an ever smaller number of coins being mined, reducing the risk of coin-based inflation. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012, at block 210,000, then again to 12.5 on July 9, 2016, at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020, at block 630,000 and the reward reduced to 6.25. The next halving will likely occur in 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around 2140. While Bitcoin price has had a history of price fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.
Our future success will depend upon the value of Bitcoin and other crypto assets; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.
Our operating results will depend on the value of Bitcoin because it is the only crypto asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are based on two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value of Bitcoin. In addition, our operating results are directly impacted by changes in the value of Bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking Bitcoin to fair value each quarter). This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Further, our current miners are principally utilized for mining Bitcoin and do not generally mine other crypto assets, such as Ether, that are not mined utilizing the “SHA-256 algorithm.” If other crypto assets were to achieve acceptance at the expense of Bitcoin causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work encryption algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to continue to be low or decline further, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors. Further, because we do not currently hedge our investment in Bitcoin and do not intend to for the foreseeable future, we are directly exposed to Bitcoin’s price volatility and surrounding risks.
The market price of Bitcoin has historically and recently been volatile. For example, since our initial public offering, at times, the price of Bitcoin has dropped over 70%, resulting in an adverse effect on our results of operations, liquidity and strategy. Since our initial public offering, the price of Bitcoin reached a high of over $65,000 in November 2021, and a low below $16,000 in November 2022. While we have the ability to sell power and are not wholly-reliant on the crypto asset space, our operating results do depend on the market price of Bitcoin. The market price of Bitcoin is impacted by a variety of factors (including those discussed herein), and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. As further described herein, the crypto assets industry has been negatively impacted by recent events. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities. Currently, less than 10% of our power generation capacity is supplied to customers under hosting arrangements, and further depressed value for Bitcoin could lead to less demand for our hosting services. While we believe we could instead divert such power and sell back to the grid, there is no guarantee that we will be able to recover the same amount of revenue as we would have expected under any hosting arrangements. Further, volatility in crypto asset pricing could lead to other impacts such as increased risks of legal proceedings or governmental scrutiny of us and our affiliates, customers, suppliers, and partners, either in the United States or in other jurisdictions. Continued fluctuations and volatility in the crypto asset industry could adversely affect an investment in our securities.
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
As with any computer code generally, flaws in crypto asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. As technological change occurs, the security threats to our cryptocurrencies will likely change and previously unknown threats may emerge. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
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
Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible.
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
Further, digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. During 2022 and more recently in 2023, a number of companies in the crypto industry have declared bankruptcy, including Core Scientific, Celsius, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco. In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity.
We have not been directly impacted by any of the recent bankruptcies in the crypto asset space, as we have no contractual privity or relationship to the relevant parties. However, we are dependent on the overall crypto assets industry, and such recent events have contributed, at least in part, to decreases and volatility to our and our peers stock price as well as the price of Bitcoin. If the liquidity of the digital assets markets continues to be negatively impacted, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted by recent market events. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and at multiple points every week through Anchorage. If Anchorage were to limit or halt services, we would need to find another custodian. While we have not been directly impacted by any of the recent bankruptcies in the crypto asset space as we had no contractual privity or relationship to the relevant parties, we are dependent on the overall industry perception tied to these recent bankruptcy events, and this is reflected in our and our peers stock price as well as the price of Bitcoin. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space, such as the recent bankruptcy filings by Core Scientific, Celsius, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco, or by potential liquidity or insolvency issues of our service providers and other counterparties. We continue to monitor the digital assets industry as a whole, although these events are continuing to develop and it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, including custodians and wallets, our counterparties, and the broader industry as a whole. At this time, Anchorage is the only company we use to store our digital assets, and we do not utilize any other custodians. In the past we have used other custodians and may do so again in the future, subject to diligence on the security of any such custodian.
Any of these events may adversely affect our operations and results of operations and, consequently, an investment in us.
Digital assets held by us are not subject to FDIC or SIPC protections and are not insured.
We do not hold our crypto assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our crypto assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Further the crypto assets held by us are not insured. Therefore, a loss may be suffered with respect to our crypto assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.
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
•environmental regulations, permit terms and legislation;
•electric supply disruptions, including plant outages and transmission disruptions;
•changes in power transmission infrastructure;
•fuel transportation capacity or delivery constraints or inefficiencies and changes in the supply of fuel;
•changes in law, including judicial decisions;
•weather conditions near our facilities or those of our equipment suppliers, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
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
Our current power generation facility and plants that we may acquire in the future require periodic maintenance and repair. During the course of 2022, we experienced higher-than-anticipated maintenance costs related to each of the Scrubgrass Plant and Panther Creek plant, and we may continue to experience unexpected expenses at these plants or our other facilities in the future. These or any other such expected or unexpected plant expenses or failures, including failures associated with breakdowns, forced outages or any unanticipated capital expenditures, could have an adverse impact on our financial conditions.
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
Our electricity generation depends upon our ability to maintain the working order of our coal refuse power generation facility. A natural or man-made disaster, severe weather such as snow and ice storms, or accident could impede our ability to access the coal refuse that is necessary for our plant to operate, damage our transmission line preventing us from distributing power to the PJM grid and our miners or require us to shut down our plant or related equipment and facilities. To the extent we experience a prolonged interruption at our plant or a transmission outage due to natural or man-made events, our electricity generation levels could materially decrease. We may also incur significant repair and clean-up costs associated with these events. The effect of the failure of our plant to operate as planned as described above could have a material adverse effect on our business, financial condition and results of operations.
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
Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur and no assurance can be given that such insurance coverage will be maintained.
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
We operate in partnership with the PADEP and local environmental authorities to reclaim coal refuse piles. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards and reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations, we must allocate financial resources that might otherwise be spent on implementing our business plan. We have established reserves for our reclamation obligations, but these reserves may not be adequate. If the costs associated with our reclamation work are higher than we anticipate, our financial position could be adversely affected.
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
We are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex and can sometimes result in the establishment of conditions that make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to timely obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including, among others: (i) failure to provide adequate financial assurance for closure, (ii) failure to comply with environmental, health and safety laws and regulations or permit conditions, (iii) local community, political or other opposition and (iv) executive, legislative or regulatory action.
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
U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or Stronghold LLC, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include the Biden Administration’s budget proposal, released on March 9, 2023, which includes (i) an increase in the U.S. federal income tax rate applicable to corporations from 21% to 28%, (ii) an increase in the excise tax on stock repurchases, originally enacted as part of the Inflation Reduction Act of 2022, from 1% to 4%, (iii) the imposition of an excise tax of up to 30 percent of the costs of electricity used in digital asset mining, and (iv) the imposition of information reporting requirements with respect to digital assets and digital asset brokers. Further, the Infrastructure Investment and Jobs Act (the “IIJA”), enacted November 15, 2021, contains, among other things, an expanded definition of the term “broker” for certain tax and information reporting obligations that could require cryptocurrency miners, including us, to provide to the IRS information relating to cryptocurrency transactions that cryptocurrency miners, including us, generally do not, and may not be able to, obtain, potentially rendering compliance impossible. Generally, the cryptocurrency provisions contained in the IIJA began applying to digital transactions beginning in 2023. The IRS has suspended the application of those provisions of the IIJA until the Treasury Department issues final regulations, which may provide further guidance on whether we are a “broker” under the IIJA. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our or Stronghold LLC’s business and future profitability.
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
Our net operating loss (“NOL”) carryforwards will be subject to one or more limitations, and such limitations could result in an increase to our future tax liabilities.
As of December 31, 2022, we have U.S. federal and state NOL carryforwards of approximately $113.8 million and $43.2 million, respectively. NOL carryforwards are subject to various limitations under the U.S. federal and state income tax laws, including upon the occurrence of certain events and, in some cases, may be subject to expiration. We expect that one or more of such limitations will apply to reduce our ability to utilize our NOL carryforwards to reduce income or gain we generate in the future. As a result, our future income tax expense may be increased, which could adversely affect our operating results and cash flows.
Risks Relating to Us and Our Organizational Structure
We are a holding company whose sole material asset is our equity interests in Stronghold LLC; accordingly, we will be dependent upon distributions from Stronghold LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
We are a holding company and we have no material assets other than our equity interests in Stronghold LLC and no independent means of generating revenue or cash flow. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the "Stronghold LLC Agreement") requires Stronghold LLC to make cash distributions to holders of units of Stronghold LLC ("Stronghold LLC Units"), including us and Q Power, in an amount sufficient to allow us to pay our taxes and to make payments under the TRA. We generally expect Stronghold LLC to fund such distributions out of available cash, and if payments under the TRA are accelerated, we generally expect to fund such accelerated payment out of the proceeds of the change of control transaction giving rise to such acceleration. When Stronghold LLC makes distributions, the holders of Stronghold LLC Units are entitled to receive distributions based on their respective interests in Stronghold LLC at the time of such distribution. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to us to reimburse us for our corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. To the extent that we need funds and Stronghold LLC or its subsidiaries do not have sufficient funds, or are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because we will have no independent means of generating revenue, our ability to make tax payments and payments under the TRA is dependent on the ability of Stronghold LLC to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the TRA. This ability, in turn, may depend on the ability of Stronghold LLC’s subsidiaries to make distributions to it. The ability of Stronghold LLC, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by Stronghold LLC or its subsidiaries and other entities in which it directly or indirectly holds an equity interest. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid
We are required to make payments under the Tax Receivable Agreement for certain tax benefits that we may receive or be deemed to receive, and the amounts of such payments could be significant.
We entered into a TRA on April 1, 2021, with Q Power and an agent named by Q Power. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. This agreement generally provides for the payment by us to the TRA Holders(or their permitted assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of the acquisition of Stronghold LLC Units pursuant to an exercise of the Redemption Right (as defined herein) or the Call Right (as defined herein) and payments under the TRA, and certain benefits attributable to imputed interest. We will retain the remaining net cash savings, if any.
The term of the TRA commenced on April 1, 2021, and will continue until all tax benefits that are subject to the TRA have been utilized or expired, and all required payments are made, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control), in which case we will make the termination payment specified in the TRA. In addition, payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. In the event that the TRA is not terminated early, the payments under the TRA are anticipated to continue for several years after the date of the last redemption of Stronghold LLC Units.
The payment obligations under the TRA are our obligations and not obligations of Stronghold LLC, and we expect that the payments we will be required to make under the TRA will be substantial. Estimating the amount and timing of our realization of tax benefits subject to the TRA is by its nature imprecise. The actual increases in tax basis covered by the

TRA, as well as the amount and timing of our ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon future events, including but not limited to the timing of redemptions of Stronghold LLC Units, the value of our common stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming member’s tax basis in its Stronghold LLC Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income we generate in the future, the timing and amount of any earlier payments that we may have made under the TRA, the U.S. federal income tax rate then applicable, and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the TRA is also by its nature imprecise. For purposes of the TRA, net cash savings in tax generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. Thus, the amount and timing of any payments under the TRA are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits. Any distributions made by Stronghold LLC to us to enable us to make payments under the TRA, as well as any corresponding distributions made to the other holders of Stronghold LLC Units, could have an adverse impact on our liquidity.
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
If we experience a change of control (as defined under the TRA), which includes certain mergers, asset sales and other forms of business combinations, then our obligations under the TRA would be based upon certain assumptions and deemed events set forth in the TRA, and in such situations, payments under the TRA may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates. As a result of our payment obligations under the TRA, holders of our common stock could receive substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Further, our payment obligations under the TRA are not conditioned upon holders of Stronghold LLC Units having a continued interest in us or Stronghold LLC. Accordingly, the interests of the holders of Stronghold LLC Units may conflict with those of the holders of our common stock.
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
We previously identified a material weakness in our internal control over financial reporting and despite the fact that such weakness has been remedied, may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
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
In addition, during our year-end audit in 2021, we and our independent registered public accounting firm also identified deficiencies that constitute an additional material weakness in internal control over financial reporting as of and for the year ended December 31, 2021. There was a lack of cohesion between departments within our organization, reduced discipline in the accuracy of recording transactions, and a lack of review and reconciliation in areas of the accounting function. Our auditors concluded that the Company’s internal controls over financial reporting did not and could not timely detect material misstatements.
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
We have remedied each of the above material weaknesses and such weaknesses no longer exist. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, such as the one we identified as described above, we may be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
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
Certain of our executive officers and directors, who are responsible for managing the direction of our operations, hold positions of responsibility with other entities (including affiliated entities). These executive officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Certain Relationships and Related Party Transactions” in our Form S-1 filed with the SEC on October 13, 2022.
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

•providing that our second amended and restated certificate of incorporation may only be amended by the affirmative vote of the holders of at least 50% of our then outstanding stock entitled to voted thereon, voting together as a single class;
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
Our second amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. We currently have one class of preferred stock outstanding. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are classified as an “emerging growth company” ("EGC") under the JOBS Act. For as long as we are an EGC, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain an EGC for up to five years, although we will lose that status sooner if we have more than $1.235 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
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
Risks Related to Our Class A Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.
Our Class A common stock is currently listed on the Nasdaq Global Market. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.
As disclosed in our Form 8-K filing on December 6, 2022, on November 30, 2022, we received a written notification from Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our Class A common stock, for the last 30 consecutive business days, our Class A common stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5450(a)(1). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have an automatic 180 calendar-day grace period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. During the compliance period, shares of our Class A common stock will continue to be listed and traded on Nasdaq. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance if, among other things, we meet certain listing requirements of, and elect to transfer to, the Nasdaq Capital Market. We will regain compliance with the minimum bid price requirement if at any time before May 29, 2023, the bid price for our Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.
We intend to monitor the closing bid price of our Class A common stock and assess potential actions, including effecting the Reverse Stock Split (as defined below), to regain compliance, but there is no assurance that we will be able to regain compliance, including under the specified grace period or any extensions thereof. Even if we were to regain compliance with the deficiency noted above, we may, again, in the future fall out of compliance with such standards. A delisting of our

Class A common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, such common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, having been delisted or being subject to delisting proceedings could have an adverse effect on our ability to raise capital in the public or private markets. See “—Risks Related to Our Indebtedness and Liquidity—We may be unable to raise additional capital needed to grow our business” and “—Crypto Asset Mining Related Risks—Our future success will depend upon the value of Bitcoin and other crypto assets; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings” for additional information.
The trading price of shares of our common stock has been volatile.
The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by various factors beyond our control as well as those discussed in our “Risk Factors” set forth herein, including, but not limited to:
•the underlying volatility in pricing of, and demand for, energy and/or Bitcoin;
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
•sentiment of retail investors about our Class A common stock and business generally (including as may be expressed on financial trading and other social media sites and online forums); and
•speculation in the media or investment community about us or the cryptocurrency industry more broadly.
The number of shares of our Class A common stock issuable upon the conversion of our outstanding convertible preferred stock or exercise of outstanding warrants, options and other convertible instruments is substantial.
As of March 30, 2023, our outstanding shares of our Series C preferred stock were convertible into an aggregate of approximately 53,930,000 shares of Class A common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of approximately 11,521,104 shares. We have also issued equity awards pursuant to our Initial LTIP that may be convertible or exercisable for Class A common stock. Such shares of Class A common stock issuable upon conversion or exercise of these securities is substantial, and if exercised or converted, will dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion or exercise could also adversely affect the market prices of our Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2022. Our corporate headquarters, which we lease, is located at 595 Madison Avenue, 28th Floor, New York NY, 10022. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs.

Location	Primary Use	Segment(s)	Approximate Size
Nesquehoning, PA	Power Generation and Crypto Mining	All	33 acres
Kennerdell, PA	Power Generation and Crypto Mining	All	650 acres
New York, NY	Office	All	3,000 Sq. Ft.
Pittsburgh, PA	Office	All	7,000 Sq. Ft.
New Castle, PA	Storage	Crypto Mining	52,602 Sq. Ft.

Item 3. Legal Proceedings
Due to the nature of our business, we are, from time to time, involved in other routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. For more information, please reference Note 8 – Commitments And Contingencies in the notes to our consolidated financial statements.
The following are pending:
FERC Compliance Matter
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
Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039
In November 2019, Allegheny Mineral Corporation ("Allegheny Mineral") filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of $1,300,000. After unsuccessful mediation in August 2020, the parties again attempted to mediate the case on October 26, 2022, which led to a mutual agreement to settlement terms of a $300,000 cash payment, and a supply agreement for limestone. Subject to completion of the settlement terms, this matter has been stayed in Butler County Court and the outstanding litigation has been terminated.
Winter v. Stronghold Digital Mining Inc., et al., U.S. District Court for the Southern District of New York
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the Plaintiffs filed an amended complaint. On December 19, 2022, the Company filed a Motion to Dismiss. On February 17, 2023, the plaintiffs filed an opposition to the defendant's motion to dismiss. On March 20, 2023, the Company filed a reply brief in further support of its motion to dismiss. We cannot predict when the court will rule on our motion. The defendants believe the allegations in the complaint are without merit and intend to defend the suit vigorously.
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers and Directors
Executive Officers
Gregory A. Beard has served our Chief Executive Officer, President and Chairman of our Board of Directors (the “Board”) since March 2021. Mr. Beard was the Global Head of Natural Resources, a Senior Partner, Member of the Management Committee, and Senior Advisor at Apollo Global Management from 2010 to 2020. In such roles, Mr. Beard oversaw Apollo’s investment activities in the energy, metals and mining and agriculture sectors. Prior to Apollo, Mr. Beard was a senior Managing Director at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. He began his career as a Financial Analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. The funds where Mr. Beard held these senior leadership positions have invested billions of dollars in natural resources related investments. During his career, Mr. Beard sourced and managed some of the most profitable deals in the energy private equity sector. Mr. Beard is a founding and managing member of Q Power. Additionally, he currently serves as the Chief Executive Officer of Beard Energy Transition Acquisition Corp. (the “Beard SPAC”), a special purpose acquisition company currently in registration. He also currently serves on the board of directors of Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”), the board of directors/advisors of Double Eagle Energy Holdings III, Skeena Resources Ltd., Andros Capital Partners LLC, and Parallaxes Capital, as well as the board of directors of The Conservation Fund, a non-profit focused on land conservation. He previously served on the boards of more than 25 public and private companies, including Spartan Energy Acquisition Corp, (now Fisker Inc., NYSE: FSR), Athlon Energy, Inc. (NYSE: ATHL), CDM Resource Management, Mariner Energy, Apex Energy, Caelus Energy, CSV Midstream, Double Eagle I / II, EP Energy Corporation, Jupiter Resources, Roundtable Energy, Talos Energy Inc. (NYSE: TALO), Pegasus Optimization, Northwoods Energy and Tumbleweed Royalty. Mr. Beard received his Bachelor of Arts from the University of Illinois at Urbana. We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our Board.
Matthew J. Smith has served as the Chief Financial Officer of the Company since 2022 and remains a member of the board of directors. Previously, he served as the Founder and Managing Partner of Deep Basin Capital LP since January 2017. Mr. Smith has over 16 years of investment management experience in the energy, renewable, power and utility sectors across both public and private investments, including the roles of portfolio manager at Citadel’s Surveyor Capital Ltd. from June 2010 through January 2016, senior analyst in the energy and other cyclical sectors for Highfields Capital Management LP from January 2009 to December 2009 and Copper Arch Capital LLC from July 2005 to December 2007, and as a financial analyst at Equity Office Properties Trust from August 2001 to May 2003. Mr. Smith is a CFA Charterholder. Mr. Smith currently serves as an independent director and audit committee member on the board of Spartan Acquisition Corp III (NYSE: SPAQ), a role that he has held since May 2021. He holds a M.S. in Finance from the University of Wisconsin-Madison’s Applied Security Analysis Program (ASAP) and a B.B.A. from the University of Iowa Tippie College of Business. We believe Mr. Smith is well qualified to serve as a director due to his extensive experience in the energy, renewable, power and utility sectors across both public and private investments.
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
Thomas Doherty was recently appointed to the Stronghold board on March 7, 2023, and serves as managing partner of Argus Management, a financial advisory company with focuses on business analysis and forecasting, liquidity management and investment banking. Mr. Doherty has been with Argus Management since 1998. During that period, he has led over 200 turnaround efforts as financial advisor or interim CEO, CRO, COO or CFO in businesses ranging from $20 million to $10 billion in revenues. Mr. Doherty has also served as a board member, or advisory board member, of over a dozen companies in the past 25 years. His role on these boards has proved vital to the success of those businesses. Mr. Doherty is a graduate of Suffolk University where he majored in Finance and Banking. He graduated Magna Cum Laude from its school of business management. We believe Mr. Doherty is well qualified to serve as a director due to his extensive experience as an advisor and his previous experience on other company boards.

Indira Agarwal has served as a member of the board since April 2022. Ms. Agarwal has served as Vice President, Chief Accounting Officer and Controller at HF Sinclair Corporation since May 2020 and Director, Consolidations and SEC Reporting from April 2018 to May 2020. Previously, Ms. Agarwal served as Vice President of North America Accounting at Cardtronics, Inc. (now part of NCR Corporation), the world’s largest ATM owner and operator, from 2013 to April 2018. Additionally, Ms. Agarwal has experience in the energy sector with various accounting and finance positions at Direct Energy (now part of NRG Energy, Inc.). Ms. Agarwal has held roles of increasing responsibilities in retail and telecommunication sectors as well. Ms. Agarwal is a member of the Fellowship of Chartered Certified Accountants, U.K. We believe Ms. Agarwal is well qualified to serve as a director due to her extensive experience in financial reporting, SEC reporting, accounting and the energy sector.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Class A common stock of the Company is listed on the Nasdaq Global Market under the symbol “SDIG.” As of March 28, 2023, there were 26,057,600 shares of Class V common stock outstanding and 41,046,186 shares of Class A common stock outstanding. There is no market for our Class V common stock. Each share of Class V common stock has no economic rights but entitles its holders to one vote per share of Class V common stock on all matters to be voted on by the shareholders generally.
Holders of Record
As of March 28, 2023, there were 37 stockholders of record of our Class A common stock and one stockholder of record of our Class V common stock. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
Stronghold Digital Mining, Inc. (“Stronghold Inc.,” the “Company,” “we,” “us,” or “our”) was incorporated as a Delaware corporation on March 19, 2021. We are a low-cost, environmentally beneficial, vertically integrated crypto asset mining company currently focused on mining Bitcoin with environmental remediation and reclamation services. We wholly own and operate two coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021 and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the “Scrubgrass Plant”) and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November 2021 and which has the capacity to generate approximately 80 MW of electricity (the “Panther Creek Plant”), each of which is as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $18.00 per megawatt hour ("MWh") and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when power revenue exceed Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid, and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners
We expect that our net cost of power, taking into account RECs and waste coal tax credits that we receive, will be approximately $45.00 to $50.00 per MWh in the first quarter of 2023 and thereafter. This $45.00 to $50.00 per MWh corresponds to a cost per Bitcoin of $12,000 to $13,500 with modern miners and assuming a network hash rate of approximately 285 exahash per second (“EH/s”). We believe this cost to mine is attractive versus the price of Bitcoin and generally below the prevailing market price of power that many of our publicly traded peers who engage in Bitcoin mining, who do not generate their own power but instead must purchase it. For reference, per Bloomberg, as of March 24, 2022, the estimated cost to procure electricity over the forward 24-month period based on the forward power price curve for six major pricing points (Electric Reliability Council of Texas (“ERCOT”) North, ERCOT West, Mid-continent Independent

System Operator (“MISO”) Illinois, MISO Indiana, PJM East, and PJM West) is approximately $52 per MWh, to which our expected cost of approximately $45.00 to $50.00 per MWh compares favorably.
As of March 28, 2023, we operate more than 29,500 Bitcoin miners with hash rate capacity of approximately 2.6 EH/s. Of these Bitcoin miners, more than 25,000 are wholly owned and not subject to a profit share component with hash rate capacity of approximately 2.2 EH/s. We host the remaining approximately 4,500 Bitcoin miners with hash rate capacity of approximately 420 petahash per second ("PH/s"). As of March 28, 2023, we expect to receive an additional approximately 0.2 EH/s related to the purchase agreement we entered into with MinerVa Semiconductor Corp. (“MinerVa”) dated April 2, 2021 (the “MinerVa Purchase Agreement”), representing 15% of the contracted hash rate. We believe that the remaining MinerVa miners are available to be shipped, but they have not yet been scheduled for delivery, and we do not know when they will be received, if at all We are actively evaluating incremental opportunities, representing over 2.5 EH/s, to fill our remaining data center slots. While no assurances can be made that we will receive the remaining MinerVa miners or be able to consummate any of these transactions, we believe that we will be able to fill our existing 4 EH/s of data center capacity later this year.
As we produce Bitcoin through our mining operations, we will from time-to-time exchange Bitcoins for fiat currency based on our internal cash management policy. We intend to hold enough fiat currency or hedge enough of our Bitcoin exposure to cover our projected near-term fiat currency needs, including liabilities and anticipated expenses and capital expenditures. In identifying our fiat currency needs, we will assess market conditions and review our financial forecast. We safeguard and keep private our digital assets by utilizing storage solutions provided by Anchorage Digital Bank ("Anchorage"), which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.
Reorganization
On April 1, 2021, we effected the corporate reorganization described in Note 1 – Business Combinations in the notes to our consolidated financial statements.
Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility.For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and ranged from approximately $16,000 to approximately $48,000 throughout 2022. During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including Core Scientific, Celsius Network LLC, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”) or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, that engages in the trading of our mined Bitcoin. The hosting agreement is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement which agreement, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit sharing components. The recent bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted the original or currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius Network LLC, First Republic Bank, FTX Trading Ltd., Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third-parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “—Crypto Asset Mining Related Risks— Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible” for additional information.
COVID-19 and Supply Chain Constraints
The coronavirus ("COVID-19") global pandemic has resulted and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Among other things, the COVID-19 pandemic has caused supply chain disruptions that may have lasting impacts. Additionally, the global supply chain for Bitcoin miners is presently further constrained due to unprecedented demand coupled with a global shortage of mining equipment and mining equipment parts. Based on our current assessments, however, we do not expect any material impact on long-term development, operations, or liquidity due to COVID-19. However, we are actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.
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
As previously disclosed on the Company's Current Report on Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimated the financial impact of the June outages to be lost revenue of $1.8 million and a net income impact of $1.4 million.
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
We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our consolidated financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.
Recent Developments
Bruce and Merrilees Settlement Agreement
On March 28, 2023, the Company and Stronghold LLC entered into a Settlement Agreement (the “B&M Settlement”) with its electrical contractor, Bruce - Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M eliminated an estimated $11.4 million outstanding payable in exchange for a Promissory Note in the amount of $3,500,000 (the "B&M Note") and a Stock Purchase Warrant for the right to purchase from the Company 3,000,000 shares of Class A Common Stock (the B&M Warrant").
Pursuant to the Settlement Agreement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the Settlement Agreement include a mutual release of all pre-existing claims.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan shall be payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement (as defined below) and (ii) no PIK Option (as such term is defined in the First Amendment, as defined below) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). Pursuant to the B&M Warrant, the Company agreed to enter into a registration rights agreement with B&M for the shares underlying the warrants no later than April 4, 2023.
Simultaneous with the Settlement Agreement, the Company and each of its subsidiaries entered into a Subordination Agreement with B&M and WhiteHawk Capital Partners LP ("Whitehawk Capital") pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M pursuant to the B&M Note, Settlement Agreement and otherwise shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk pursuant to the Credit Agreement.
Exchange Transaction
On December 30, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Purchasers”) of the May 2022 Notes (as defined below) whereby the May 2022 Notes were to be exchanged for shares of a new series of convertible preferred stock (the “Series C Preferred Stock”) that, among other things, will convert into shares of Common Stock or pre-funded warrants that may be exercised for shares of Class A common stock (“Pre-funded Warrants”), at a conversion price of $0.40 per share. The Exchange Agreement closed on February 20, 2023. Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 3,825,000 shares of the Company’s Class A common stock. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 3,825,000 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation (the “Certificate of Designation”), and the Company provided certain registration rights to the Purchasers.

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
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners, with a total hash rate capacity of 1.5 exahash per second to be delivered. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. Due to continued delays in deliveries, an impairment of approximately $12 million was recognized on March 31, 2022. Due to market conditions, an additional impairment of approximately $5 million was recognized on December 31, 2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. As of December 31, 2022, and March 28, 2023, MinerVa had delivered value to Stronghold approximately equivalent to approximately 1,070 PH/s and approximately 1,270 PH/s, respectively, of the 1,500 PH/s in the form of MinerVa miners, refunded cash, and other industry leading miners. We have continued to receive MinerVa miners during the first quarter of 2023 and expect to receive the remaining MinerVa miners, but we do not know when they will be received, if at all.
WhiteHawk Refinancing Agreement
On August 16, 2022, we entered into a commitment letter (the “Commitment Letter”) with WhiteHawk to provide for committed financing to refinance the WhiteHawk Financing Agreement and provide up to $20 million in additional commitments for an aggregate loan not to exceed $60.0 million.
On October 27, 2022, we entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and $23.0 million in additional commitments (such additional commitments, the “Delayed Draw Facility”). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. The Credit Agreement and Delayed Draw Facility together reduced monthly principal payments and added approximately $21 million of cash to the Company’s balance sheet following the Company’s draw down on the full amount of the Delayed Draw Facility. The full amount of the WhiteHawk Financing Agreement has been drawn as of the date hereof.
The financing pursuant to the Credit Agreement (such financing, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold LLC as Borrower (the “Borrower”) and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default. The WhiteHawk Refinancing Agreement also contains certain financial covenants.
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
WhiteHawk Credit Agreement Amendment
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP, as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. All capitalized words used but not defined herein have the meanings assigned in the First Amendment. Following the First Amendment, Stronghold LLC will be permitted to pay interest in kind in each month that its average daily cash balance (including cryptocurrencies) is less than $5,000,000, up to a maximum of six elections during the life of the Credit Agreement. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024 and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024 through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The average monthly minimum liquidity requirement has been removed entirely. The First Amendment required the Company to produce a budget, to be approved by the required lenders, and to resolve all claims of and amounts payable to B&M in a manner satisfactory to the required lenders by February 28, 2023.
During the term of the Credit Agreement, the administrative agent (at the direction of the required lenders) will have the right to designate a board observer to attend meetings of Board and all committees thereof. Such person will not be entitled to vote on or consent to any matters presented to the Board or any committees thereof. Such observer maybe excluded from certain meetings or discussions in limited circumstances. The Company will reimburse the observer for its reasonable out-of-pocket expenses incurred in connection with attending any meetings, but none of the lenders or such observer will receive any additional compensation or remuneration for such services.
Further, the Company agreed to appoint an additional independent director that is reasonably satisfactory to the required lenders to its Board to serve until the Company’s next annual meeting, and to nominate such person for election at its next annual meeting. Further, the failure of the Sponsor, which includes Q Power LLC (which is controlled by Greg Beard, the Chairman and Chief Executive Officer of the Company), to vote for such person as a director will constitute an event of default under the Credit Agreement. On March 7, 2023, the Board appointed Thomas Doherty to the Board.
Second Amendment to Credit Agreement
On March 28, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the Second Amendment to Credit Agreement (the “Second Amendment”). All capitalized words used but not defined herein have the meanings assigned in and pursuant to the Second Amendment. Pursuant to the Second Amendment, among other items, the terms Permitted Indebtedness, Subordinated Indebtedness and Material Contracts were amended to include and account for the B&M Documents and the Company's obligations thereunder.
May 2022 Private Placement and Amendments
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

In connection with the May 2022 Private Placement, the May 2022 Warrants were issued pursuant to a Warrant Agreement, dated as of May 15, 2022. The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants will be exercisable for a five-year period from the closing.
On August 16, 2022, the Company entered into an amendment to the Purchase Agreement, whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal has been exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company was to continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company was able to elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
On December 30, 2022, the Company entered into the Exchange Agreement with the Purchasers, which closed on February 20, 2023. Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Note holders under the Notes. See “—Exchange Transaction” above for additional information.
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
September 2022 Private Placement
On September 13, 2022, we entered into Securities Purchase Agreements (the “Armistice Purchase Agreements”) with Armistice Capital Master Fund Ltd. (“Armistice”) and Greg Beard, our Chairman and Chief Executive Officer, for the purchase and sale of 2,274,350 and 602,409 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $1.60 and $1.66, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share (subject to certain adjustments) (the “September 2022 Private Placement”). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased pre-funded warrants to purchase 2,725,650 shares of Class A common stock (the “Pre-funded Warrants”) at a purchase price of $1.60 per Pre-funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds, before deducting offering expenses, from the sale of such securities was approximately $9.0 million.
Pursuant to the Armistice Purchase Agreement, we entered into a registration rights agreement with Armistice (the “Armistice Registration Rights Agreement”), and subsequently filed a registration statement covering the resale of all Registrable Securities (as defined in the Armistice Registration Rights Agreement).
Subject to certain exceptions, until six months after the Effective Date, we will also be prohibited from effecting or entering into an agreement to effect any issuance involving a variable rate transaction.
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
Pursuant to the June 25, 2021, $34,481,700 master equipment financing agreement with an affiliate of NYDIG (the “Arctos/NYDIG Financing Agreement” and the Second NYDIG Financing Agreement (collectively, the “NYDIG Agreements”), certain miners were pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest, and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). Following (i) delivery of the APA Collateral to the Purchasers or their designees pursuant to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt will be assigned to the APA Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”).
Between September 30, 2022, and October 13, 2022, the APA Seller Parties completed the settlement, pursuant to the master bill of sale, of six tranches of APA Collateral to BankProv and NYDIG in exchange for the extinguishment of an aggregate of $65.3 million of principal under the NYDIG Debt and related interest. On October 26, 2022, the APA Seller Parties completed the transfer of the seventh and final tranche of the APA Collateral to NYDIG pursuant to the master bill of sale in exchange for the extinguishment of $2.1 million of principal under the NYDIG Debt and related interest (the “Final Settlement”). Following the Final Settlement, the aggregate amount of principal under the NYDIG Debt extinguished is $67.4 million, the entire amount of the NYDIG Debt, and it will therefore no longer be reflected on our balance sheet. The NYDIG Agreements were terminated concurrently with the Final Settlement.
Northern Data
On August 17, 2021, Stronghold LLC entered into an agreement with Northern Data PA, LLC (“Northern Data”) whereby Northern Data was to construct and operate a colocation data center facility located on the Scrubgrass Plant (the “Hosting Agreement”), the primary business purpose of which was to provide hosting services and support the cryptocurrency miners that we have purchased but not yet received entirely from Northern Data. On March 28, 2022, we restructured the Hosting Agreement to obtain an additional 2,675 miners at cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out is complete. On August 10, 2022, the Company and Northern Data terminated the provision of the restructured Hosting Agreement related to the additional 2,675 miners and the Company shall neither make payment for such additional miners nor obtain title to such additional miners. Refer to Note 27 – Hosting Services Agreement in the notes to our consolidated financial statements.
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
Pursuant to the Settlement Agreement, the Company paid to Northern Data an aggregate amount of $4.5 million. The Company recorded the settlement costs of $4.5 million in September 2022, partially offset by the elimination of approximately $2.6 million payable to Northern Data. The net impact of $1.9 million was recorded as operations and maintenance expense on the consolidated statement of operations for the year ended December 31, 2022.
Nasdaq Continued Listing Deficiency
As disclosed in our Form 8-K filing on December 6, 2022, on November 30, 2022, we received a written notification from the Nasdaq Stock Market LLC notifying us that, based upon the closing bid price of the Company’s Class A common stock, for the last 30 consecutive business days, the Class A common stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5450(a)(1), initiating an automatic 180 calendar-day grace period for the Company to regain compliance. Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of Class A common stock will continue to be listed and traded on the Nasdaq Global Market.

The Company will regain compliance with the minimum bid price requirement if at any time before May 29, 2023, the bid price for our Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.
As disclosed in our Form 8-K filing on January 13, 2023, on January 9, 2023, stockholders holding a majority of our issued and outstanding Class A common stock and Class V common stock entitled to vote on such matters took action by written consent to authorize our board of directors to effect a reverse stock split in its discretion with a ratio in a range from and including one-for-two (1:2) up to one-for-ten (1:10) at any time on or before June 30, 2023 (the “Reverse Stock Split”).
If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of Class A common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel. We intend to continue to monitor the bid price levels for the common stock and will consider appropriate alternatives to achieve compliance within the initial 180 calendar-day compliance period, including, among other things, the Reverse Stock Split. There can be no assurance, however, that we will be able to do so.
Critical Accounting Policies and Significant Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), intangible assets, stock-based compensation, and income taxes. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our consolidated financial statements, one must have a clear understanding of the accounting policies employed.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expenses as incurred. The Company records all assets associated with the cryptocurrency mining operations at cost. These assets are comprised of storage trailers and the related electrical components. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is recognized over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require replacement or overhaul several times over its estimated life. Costs associated with overhauls are recorded as an expense in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write-off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining EUL of the Facility.
In conjunction with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of the long-lived asset or asset group to undiscounted future cash flows expected to be generated by the long-lived asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Based on the Company’s analysis, no impairment indicators existed as of December 31, 2021; however, impairment indicators existed throughout the current year and as of December 31, 2022, that resulted in impairments on miner assets of $40,683,112 for the year ended December 31, 2022.
Bitcoin Mining Rigs
Management has assessed the basis of depreciation of the Company’s Bitcoin mining rigs used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
1.The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hash rate capacity); and
3.Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management reviews this estimate annually and will revise such estimate as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life for its Bitcoin mining rigs are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
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
1.Step 1: Identify the contract with the customer;
2.Step 2: Identify the performance obligations in the contract;
3.Step 3: Determine the transaction price;
4.Step 4: Allocate the transaction price to the performance obligations in the contract; and
5.Step 5: Recognize revenue when the company satisfies the performance obligations.
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. Per ASC 606, a performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and (2) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts or both.
When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Non-cash consideration; and
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
There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (the "FASB"), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial statements.
Fair value of the digital asset awards received is determined using the quoted price of the related cryptocurrency at the time of receipt.
The Company’s policies with respect to its revenue streams are detailed below.
Energy Revenue
The Company operates as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date.

Prior to June 2022, the Scrubgrass and Panther Creek Plants were committed as "capacity resources" through the annual Base Residual Auction ("BRA") process. In this process, a generator agrees to support the PJM capacity market, and if called upon, is required to deliver its power to the market and receive a capped selling price based on pricing published in the day ahead market. In return for this committed capacity that is deliverable on demand to support the reliability of the PJM grid, generators receive additional Capacity Revenue on a monthly basis. As the mining opportunity grew for Stronghold, being a capacity resource increasingly prevented the Company from being able to consistently power its mining operation when PJM called for the capacity. Beginning in June of 2022, Stronghold withdrew from its capacity commitment and both plants became "energy resources" able to sell power to the grid in the real-time, location marginal pricing, or "LMP," market or use that power in its data centers.

Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as the Company stands ready to provide it if called upon by the PJM RTO.
Capacity Revenue
Prior to June 2022, the Company provided capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the standalone selling price. As capacity represents the Company’s stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since the Company stands ready equally throughout the period to deliver power to the PJM RTO if called upon. The Company applies the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Bitcoin Mining
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party, and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a reduction to cryptocurrency mining revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing cryptocurrency mining computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is non-cash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial statements.
Mining Hosting
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur to due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are recorded as contract liabilities in the consolidated balance sheets.
Stock-Based Compensation

For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity-classified awards include the issuance of stock options, restricted stock units (“RSUs”) and performance share units ("PSUs").
Notes Payable
The Company records notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.
Warrants
Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. For warrants that meet the definition of debt instruments, the Company records the warrant liabilities at fair value as of the balance sheet date and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities within other income (expense). For warrants that meet the definition of equity instruments, the Company records the warrants at fair value as of the measurement date within stockholders' equity (deficit).
Income Taxes
The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is required when it is "more likely than not" that deferred income tax assets will not be realized after considering all positive and negative evidence available. Based on the Company’s evaluation and application of ASC 740, Income Taxes (“ASC 740”), the Company has determined that its deferred income tax assets are not "more likely than not" to be realized, and therefore, as of December 31, 2022, the Company has recorded a valuation allowance against the net deferred income tax assets of the Company. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740 and potential limitations imposed by Internal Revenue Code ("IRC") Section 382 on the utilization of tax losses.
The accounting for deferred income tax assets and liabilities is often based on assumptions that are subject to significant judgment by management. These assumptions are reviewed and adjusted as facts and circumstances change. The Company continues to evaluate the likelihood of the realizability of its deferred income tax assets, and while the valuation allowance remains in place, the Company expects to record no deferred income tax expense or benefit. Material changes to the Company's income tax accruals may occur in the future based on the potential for income tax audits, changes in legislation or resolution of pending matters.
Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021, and therefore is subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc. and Q Power, in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our consolidated financial statements following the IPO will continue to reflect the impact of these expenses.
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
As previously discussed in the Critical Accounting Policies section, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), intangible assets, stock-based compensation, and income taxes. Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our consolidated financial statements, one must have a clear understanding of the accounting policies employed.
Results of Operations
Highlights of our consolidated results of operations for the twelve months ended December 31, 2022, compared to the twelve months ended December 31, 2021, include:
Operating Revenue
Revenue increased $75.1 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to a $46.3 million increase in cryptocurrency mining revenue from deploying additional miners, and a $29.3 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation as a result of the November 2021 Panther Creek Acquisition. Capacity revenue also increased $1.2 million due to the Panther Creek Acquisition. In 2022, we realized a benefit of approximately $200,000 from a combination of incremental revenue and avoided disposal costs via sales of the beneficial use ash. Ash is an ancillary business revenue stream that we expect to grow further and realize a benefit of at least $1 million during 2023.
Operating Expenses
Total operating expenses increased $200.4 million for twelve months ended December 31, 20222, as compared to the same period in 2021, primarily driven by (1) a $41.5 million increase in operations and maintenance expense driven by major maintenance costs and labor at the Scrubgrass Plant associated with increasing plant uptime, higher costs as a result of the November 2021 Panther Creek Acquisition, and the ramp up of cryptocurrency mining operations including higher lease expenses for our hosting services agreement, (2) a $40.7 million increase in impairment charge on miner assets attributable to the decline in the price of Bitcoin, (3) a $39.6 million increase in depreciation and amortization primarily from deploying additional miners and transformers, (4) a $29.5 million increase in general and administrative expenses due to legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations, (5) a $15.6 million increase in fuel expenses driven by higher MW generation and increased fuel delivery costs from higher diesel prices, and a $17.3 million impairment on equipment deposits for MinerVa miners discussed in Note 4 – Equipment Deposits And Miner Sales and Note 8 – Commitments And Contingencies. Impairments on digital currencies of $8.3 million were primarily attributed to the June decline in the price of Bitcoin. In March 2022 and December 2022, the Company evaluated the MinerVa equipment deposits for impairment and determined an impairment charge of $17.3 million based on lack of miner delivery per agreement and decline in fair value.
Other Income (Expense)
Total other income (expense) decreased $42.7 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily driven by (1) the strategic decision to sell approximately 26 thousand miners under an Asset Purchase Agreement that resulted in a $40.5 million loss on debt extinguishment discussed in Note 6 – Debt, (2) a $9.3 million increase in interest expense on additional financing agreements used to fund the growth of cryptocurrency operations, and (3) a $2.2 million decrease in the fair value of the convertible note discussed in Note 29 – Private Placements in the notes to our consolidated financial statements. These decreases were partially offset by a $5.4 million change in fair value of warrant liabilities and a $3.6 million increase from a change in value of the forward sale derivative. See Note 6 – Debt and Note 13 – Warrants in the notes to our consolidated financial statements for further information on financing agreements.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Twelve months ended December 31,
	2022	2021	$ Change
Operating Revenues
Energy Operations	$46,809,665	$16,123,067	$30,686,598
Cryptocurrency Operations	59,223,437	14,792,070	44,431,367
Total Operating Revenues	$106,033,102	$30,915,137	$75,117,965

Net Operating Income/(Loss)
Energy Operations	$(38,992,034)	$(17,237,107)	$(21,754,927)
Cryptocurrency Operations	$(108,274,121)	(4,767,358)	(103,506,763)
Net Operating Income/(Loss)	$(147,266,155)	$(22,004,465)	$(125,261,690)
Other Income, net (a)	(47,905,812)	(5,250,864)	$(42,654,948)
Net Loss	$(195,171,967)	$(27,255,329)	$(167,916,638)

Depreciation and Amortization
Energy Operations	$(5,189,071)	$(1,305,402)	$(3,883,669)
Cryptocurrency Operations	(42,046,273)	(6,302,319)	(35,743,954)
Total Depreciation & Amortization	$(47,235,344)	$(7,607,721)	$(39,627,623)

Interest Expense
Energy Operations	$(100,775)	$(80,866)	$(19,909)
Cryptocurrency Operations	(13,810,233)	(4,541,789)	(9,268,444)
Total Interest Expense	$(13,911,008)	$(4,622,655)	$(9,288,353)
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the twelve months ended December 31, 2022, and 2021, for further details.

Energy Operations Segment

	Twelve months ended December 31,
	2022	2021	$ Change

OPERATING REVENUES
Energy	$41,194,237	$11,870,817	$29,323,420
Capacity	$5,469,648	$4,238,921	$1,230,727
Other	$145,780	$13,329	$132,451
Total operating revenues	$46,809,665	$16,123,067	$30,686,598

OPERATING EXPENSES
Fuel - net of crypto segment subsidy[1]	$16,578,974	$10,626,393	$5,952,581
Operations and maintenance	$45,416,970	$14,440,664	$30,976,306
General and administrative	$1,399,071	$1,450,166	$(51,095)
Depreciation and amortization	$5,189,071	$1,305,402	$3,883,669
Total operating expenses	$68,584,086	$27,822,625	$40,761,461
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	$(21,774,421)	$(11,699,558)	$(10,074,863)
Corporate overhead	$17,217,614	$5,537,550	$11,680,064
NET OPERATING LOSS	$(38,992,035)	$(17,237,108)	$(21,754,927)

INTEREST EXPENSE	$(100,775)	$(80,866)	$(19,909)
1 Cryptocurrency operations consumed $12.2 million and $2.5 million of electricity generated by the Energy Operations segment for the twelve months ended December 31, 2022, and December 31, 2021, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.
Operating Revenues
Total operating revenues increased by $30.7 million for the twelve-month period ended December 31, 2022, as compared to the same period in 2021, primarily due to a $29.3 million increase in energy revenue driven by higher prevailing market rates per MW and higher MW generation. Capacity revenue increased $1.2 million resulting from the November 2021 Panther Creek Acquisition.
Effective June 1, 2022, through May 31, 2024, both plants strategically reduced their exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM. The Company chose to be an energy resource after achieving its Regulation A certification, which will reduce monthly capacity revenue and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenue. This also gives our plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. Over the course of 2022, the PJM grid has seen stronger around the clock prices, and stronger daily "peak" prices suggesting tight supply and demand grid conditions. When high power prices call for more electricity to be supplied by our plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both Revenue as well as grid support over time.
Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for the crypto asset operations.
Operating Expenses
Operating expenses increased $40.8 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to the incremental operations and fuel expenses associated with operating the Panther Creek Plant after its November 2021 acquisition. Operations and maintenance expense increased $31.0 million primarily driven by payroll, major maintenance and upgrade expenditures. Fuel expenses increased $6.0 million primarily due to higher MW generation resulting from the November 2021 Panther Creek Acquisition and increased fuel delivery costs from higher diesel prices, partially offset by higher costs being allocated to the Cryptocurrency Segment due to higher electric consumption for bitcoin mining operations, and greater REC sales. REC sales of $10.0 million and $1.7 million were recognized as contra-expense to offset fuel expenses for the twelve months ended December 31, 2022, and December 31, 2021, respectively. Depreciation and amortization expense increased $3.9 million primarily due to the Panther Creek Acquisition.
Corporate overhead increased $11.7 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Cryptocurrency Operations Segment

	Twelve months ended December 31,
	2022	2021	$ Change
OPERATING REVENUES
Cryptocurrency mining	$58,763,565	$12,494,581	$46,268,984
Cryptocurrency hosting	459,872	2,297,489	(1,837,617)
Total operating revenues	$59,223,437	$14,792,070	$44,431,367

OPERATING EXPENSES
Electricity - purchased from energy segment	12,201,136	2,516,683	9,684,453
Operations and maintenance	11,613,219	1,052,100	10,561,119
General and administrative	692,074	2,181,018	(1,488,944)
Impairments on digital currencies	8,339,660	1,870,274	6,469,386
Impairments on equipment deposits	17,348,742	—	17,348,742
Impairments on miner assets	40,683,112	—	40,683,112
Realized gain on sale of digital currencies	(1,102,220)	—	(1,102,220)
Loss on disposal of fixed assets	2,511,262	—	2,511,262
Realized loss on sale of miner assets	8,012,248	—	8,012,248
Depreciation and amortization	42,046,273	6,302,319	35,743,954
Total operating expenses	$142,345,506	$13,922,394	$128,423,112
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	(83,122,069)	869,676	(83,991,745)
Corporate Overhead	25,152,051	5,786,892	19,365,159
NET OPERATING INCOME/(LOSS)	$(108,274,120)	$(4,917,216)	$(103,356,904)

INTEREST EXPENSE	$(13,810,233)	$(4,541,789)	$(9,268,444)
Operating Revenues
Total operating revenues increased by $44.4 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to increased cryptocurrency mining revenue as a result of purchasing and deploying additional miners throughout 2021 and 2022. The increased quantity of miners increased total hash rates and Bitcoin awards. Cryptocurrency hosting revenue decreased by $1.8 million due to the strategic termination of several agreements of generated power sales to crypto asset mining customers for which we were providing hosting services.
Operating Expenses
Operating expenses increased by $128.4 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to (1) a $40.7 million impairment on miner assets, (2) a $35.7 million increase in depreciation and amortization resulting from the deployment of miners and infrastructure assets, (3) a $17.3 million impairment on equipment deposits for MinerVa miners, (4) a $10.6 million increase in Operations and maintenance due to $4.5 million of lease expense and settlement expenses from the Northern Data Hosting Agreement discussed in Note 27 – Hosting Services Agreement, and increased miner maintenance and parts costs, (5) a $9.7 million increase in intercompany electric charges related to the ramp up of cryptocurrency mining operations, (6) a $8.0 million Realized loss on sale of miner assets as discussed in Note 4 – Equipment Deposits And Miner Sales in the notes to our consolidated financial statements, and (7) a $6.5 million increase in Impairments on digital currencies primarily related to the June 2022 decrease in Bitcoin pricing.
Corporate overhead increased by $19.4 million primarily due to higher legal and professional fees, directors’ and officers’ liability insurance, and payroll expenses, which have been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on digital currencies
The crypto spot market is volatile and can have a negative impact on the mark-to-market of our digital currencies as of the ending balance sheet reporting date. As a result, a $8.3 million impairment charge was recognized as a result of the negative impacts from the crypto coin spot market declines against the held crypto coin inventories not yet converted to cash. As of December 31, 2022, the Company held on its balance sheet approximately 6 Bitcoin and the spot market price of Bitcoin was $16,548 per Yahoo Finance.
Interest Expense
Interest expense increased $9.3 million for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to the outstanding borrowings from our WhiteHawk promissory notes during 2022, draws against the Arctos/NYDIG Financing Agreements during, and accrued interest from the May 2022 Private Placement.
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
We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2021 and the first quarter of 2022, we received $63.2 million (net of loan fees and debt issuance costs) in proceeds from the financing agreements with WhiteHawk and NYDIG, net proceeds of $131.5 million from the IPO, net proceeds of $96.8 million from two private placements of convertible preferred securities, and an additional $25.0 million from WhiteHawk as a result of the Second WhiteHawk Amendment. Additionally, on May 15, 2022, we received $33.8 million (net of loan fees and debt issuance costs) pursuant to the May 2022 Private Placement, and on September 13, 2022, we received approximately $9.0 million pursuant to the September PIPE. Please see “—Recent Developments – WhiteHawk Refinancing Agreement” for more information regarding our Credit Agreement with WhiteHawk. Please see “—Debt Agreements - Equipment Financing Transactions” for more information regarding our financing arrangements. These cash sources provided additional short and long-term liquidity to support our operations in fiscal year 2021 and 2022.
As of December 31, 2022, and March 28, 2023, we had approximately $13.4 million and $8.8 million, respectively, of cash, cash equivalents and Bitcoin on our balance sheet, which included 6 Bitcoin and 39 Bitcoin, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement and September 2022 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $195.2 million for the twelve months ended December 31, 2022, and an accumulated deficit of $240.4 million as of December 31, 2022. We experienced a number of previously disclosed setbacks and unexpected challenges, including a longer-than-expected and continuing delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance, the Panther Creek Plant's mining operations shutdown in April 2022 and the outages of our mining operations due to higher than anticipated requirements from PJM. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. Pursuant to the Second WhiteHawk Amendment, the MinerVa miners were exchanged for collateral for additional miners received by the Company. Due to the delay, we determined an impairment charge totaling $12.2 million that was recognized on March 31, 2022. We spent approximately $5.1 million in fiscal year 2021 on maintenance and repair costs at the Scrubgrass Plant, and an additional $7 million in 2022 on major repairs and upgrades, primarily during the planned maintenance outage that occurred beginning in September 2022.
Taking into account the Bitmain sale, other miner sales, September PIPE, NYDIG Debt extinguishment, the Foundry Hosting Agreement and transactions subsequent to December 31, 2022, which include the WhiteHawk Credit Agreement Amendment and the Exchange Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
Cash Flows
Analysis of Cash Flow Changes Between the Twelve Months Ended December 31, 2022, and 2021
The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(27,154.5)	$(5,080.4)	$(22,074.2)
Net cash provided by (used in) investing activities	$(71,578.4)	$(257,602.8)	186,024.4
Net cash provided by (used in) financing activities	$80,239.5	$294,170.1	(213,930.6)
Net change in cash	$(18,493.4)	$31,486.9	$(49,980.3)

Operating Activities
Net cash used in operating activities was $27.2 million for the twelve months ended December 31, 2022, compared to $5.1 million of net cash used in operating activities for the twelve months ended December 31, 2021. The $22.1 million net decrease in cash from operating activities was primarily driven by (1) a 2021 cash benefit from an increase in accounts payable, (2) higher cash outflows in 2022 for increases in operations and maintenance expenses related to major repairs and upgrades to the plants, and (3) increases in general and administrative expenses from higher legal and professional fees, insurance costs, and compensation as we continue to organize and scale operations. Interest expense increased for the same period driven by incremental borrowings discussed in Note 6 – Debt in the notes to our consolidated financial statements. These increases in cash paid were partially offset by higher proceeds from the sale of digital currencies and higher energy revenue after the acquisition of the Panther Creek Plant.
Investing Activities
Net cash used in investing activities was $71.6 million for the twelve months ended December 31, 2022, compared to $257.6 million used in investing activities for the twelve months ended December 31, 2021. The $186.0 million decrease in net cash used in investing activities was primarily attributable to lower outflows for equipment deposits and the purchase of property, plant and equipment for the continued ramp up of cryptocurrency mining operations. These investments require significant deposits to be made with equipment vendors as commitments for future deliveries of miners and cryptocurrency mining infrastructure. Cash outflows were partially offset by the sale of some of our unproductive, excess or not-in-use assets. See Note 4 – Equipment Deposits And Miner Sales.

Financing Activities
Net cash provided by financing activities was $80.2 million for the twelve months ended December 31, 2022, compared to $294.2 million provided by financing activities for the twelve months ended December 31, 2021. The significant decrease of $213.9 million in cash provided by financing activities was primarily due to the 2021 receipt of $131.5 million in proceeds from the initial public offering (net of transaction fees) and lower proceeds from private placements in 2022 as compared to the $96.8 million (net of transaction fees) from our private placement equity raises of Series A Stock and Series B Stock. These decreases were partially offset by higher proceeds from debt, net of issuance costs, partially offset by cash outflows for payments on debt. See the IPO, promissory note, equipment financing agreements and convertible note discussed in Note 26 – Initial Public Offering, Note 6 – Debt and Note 13 – Warrants and Note 29 – Private Placements.
Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.
We entered into the WhiteHawk Financing Agreement on June 30, 2021, and amended the agreement on December 31, 2021, and March 28, 2022. On October 27, 2022, we entered into the Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and a $23.0 Delayed Draw Facility. Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. As of December 31, 2022, the amount owed under the debt agreements totaled $56.1 million. For additional information, see Note 6 – Debt in the notes to our consolidated financial statements.
Four draws against the Arctos/NYDIG Financing Agreement totaled $37.3 million secured by our equipment contract commitments for future miner deliveries. The amount owed under the debt agreements was cancelled pursuant to the terms of the Asset Purchase Agreement in October 2022. For additional information, see Note 6 – Debt in the notes to our consolidated financial statements.
Three draws against the Second NYDIG Financing Agreement totaled $54.0 million secured by our equipment contract commitments for future miner deliveries. The amount owed under the debt agreements was cancelled pursuant to the terms of the Asset Purchase Agreement in October 2022. For additional information, see Note 6 – Debt in the notes to our consolidated financial statements.
Total net obligations under all debt agreements as of December 31, 2022, were $74.4 million (excluding financed insurance premiums).
Amended May 2022 Notes
On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the Purchasers (the "May 2022 Notes"), bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. On August 16, 2022, we entered into an agreement with the Purchasers, whereby we agreed to amend the terms of the May 2022 Notes such that an aggregate of $11.25 million of the outstanding principal under the May 2022 Notes was exchanged for the amended and restated warrant agreement pursuant to which the strike price of the aggregate 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction under the as amended May 2022 Notes, subsequent payments were due to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. We generally had the option to make each such payment (A) in cash or (B) in shares of common stock, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date. Amounts due under the May 2022 Notes were subsequently terminated in exchange for shares of the Series C Preferred Stock. See “—Recent Developments — Exchange Transaction” for additional information.
Equipment Purchase and Financing Transactions
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or

$44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of December 31, 2022, there are no remaining deposits owed.
In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the 15,000 miners. As a result, an impairment totaling $12,228,742 was recorded in the first quarter of 2022. Furthermore, in the fourth quarter of 2022, the difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an additional impairment charge of $5,120,000.
As of December 31, 2022, MinerVa had delivered, refunded cash, or swapped into deliveries of industry-leading miners of equivalent value to approximately 10,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
WhiteHawk Refinancing Agreement
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
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with a 3% closing fee on the drawn amount, paid when such amount was drawn on the closing date of the Credit Agreement. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. The Company also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP, as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of December 31, 2022.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Holders”) of the Company’s Amended and Restated 10% Notes (the “Notes”), providing for the exchange of the Notes (the “Exchange Transaction”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the Exchange Transaction was consummated, and the Notes were paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuances of the shares of Series C Preferred Stock.

Tax Receivable Agreement
The TRA generally provides for the payment by Stronghold Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that Stronghold Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Stronghold Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such holder’s Stronghold LLC Units pursuant to an exercise of Redemption Right or the Call Right and (ii) imputed interest deemed to be paid by Stronghold Inc. as a result of, and additional tax basis arising from, any payments Stronghold Inc. makes under the TRA. Stronghold Inc. will retain the remaining net cash savings, if any. The TRA generally provides for payments to be made as Stronghold Inc. realizes actual cash tax savings from the tax benefits covered by the TRA. However, the TRA provides that if Stronghold Inc. elects to terminate the TRA early (or it is terminated early due to Stronghold Inc.’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), Stronghold Inc. is required to make an immediate payment equal to the present value of the future payments it would be required to make if it realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points, and using numerous assumptions to determine deemed tax savings), and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc.
The actual timing and amount of any payments that may be made under the TRA are unknown at this time and will vary based on a number of factors. However, Stronghold Inc. expects that the payments that it will be required to make to the TRA Holders (or their permitted assignees) in connection with the TRA will be substantial. Any payments made by Stronghold Inc. to the TRA Holders (or their permitted assignees) under the TRA will generally reduce the amount of cash that might have otherwise been available to Stronghold Inc. or Stronghold LLC. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt or other agreements, the Stronghold LLC Agreement will require Stronghold LLC to make cash distributions to holders of Stronghold LLC Units, including Stronghold Inc., in an amount sufficient to allow Stronghold Inc. and Q Power to pay its taxes and to make payments under the TRA. Stronghold Inc. generally expects Stronghold LLC to fund such distributions out of available cash. However, except in cases where Stronghold Inc. elects to terminate the TRA early, the TRA is terminated early due to certain mergers or other changes of control or Stronghold Inc. has available cash but fails to make payments when due, generally Stronghold Inc. may defer payments due under the TRA if it does not have available cash to satisfy its payment obligations under the TRA or if its contractual obligations limit its ability to make these payments. Any such deferred payments under the TRA generally will accrue interest at the rate provided for in the TRA, and such interest may significantly exceed Stronghold Inc.’s other costs of capital. If Stronghold Inc. experiences a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations), and in certain other circumstances, payments under the TRA may be accelerated and/or significantly exceed the actual benefits, if any, Stronghold Inc. realizes in respect of the tax attributes subject to the TRA. In the case of such an acceleration in connection with a change of control, where applicable, Stronghold Inc. generally expects the accelerated payments due under the TRA to be funded out of the proceeds of the change of control transaction giving rise to such acceleration, which could have a significant impact on our ability to consummate a change of control or reduce the proceeds received by our stockholders in connection with a change of control. However, Stronghold Inc. may be required to fund such payment from other sources, and as a result, any early termination of the TRA could have a substantial negative impact on our liquidity or financial condition.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 2 – Nature Of Operations And Significant Accounting Policies in the notes to our consolidated financial statements.

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Management’s Report on Financial Statements and Practices
The accompanying consolidated financial statements of the Company were prepared by Management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on Management’s best judgments and estimates. The other financial information included in the 10-K is consistent with that in the consolidated financial statements.
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
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stronghold Digital Mining, Inc. and subsidiaries (the “Company” and successor to Scrubgrass Generating Company, L.P. and Stronghold Digital Mining, LLC) as of December 31, 2022, and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Urish Popeck & Co., LLC
Pittsburgh, PA
March 31, 2023

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS:
Cash and cash equivalents	$13,296,703	$31,790,115
Digital currencies	109,827	7,718,221
Digital currencies, restricted	—	2,699,644
Accounts receivable	10,837,126	2,111,855
Due from related parties	73,122	—
Prepaid insurance	4,877,935	6,301,701
Inventory	4,471,657	3,372,254
Other current assets	1,975,300	661,640
Total current assets	35,641,670	54,655,430
Equipment deposits	10,081,307	130,999,398
Property, plant and equipment, net	167,204,681	166,657,155
Land	1,748,440	1,748,440
Road bond	211,958	211,958
Operating lease right-of-use assets	1,719,037	—
Security deposits	348,888	348,888
TOTAL ASSETS	$216,955,981	$354,621,269
LIABILITIES:
Current portion of long-term debt, net of discounts and issuance fees	17,422,546	45,799,651
Current portion of operating lease liabilities	593,063	—
Financed insurance premiums	4,587,935	4,299,721
Forward sale contract	—	7,116,488
Accounts payable	27,540,317	28,650,659
Due to related parties	1,375,049	1,430,660
Accrued liabilities	8,893,248	5,053,957
Total current liabilities	60,412,158	92,351,136
Asset retirement obligation	1,023,524	973,948
Contract liabilities	351,490	187,835
Long-term operating lease liabilities	1,230,001	—
Paycheck Protection Program Loan	—	841,670
Warrant liabilities	2,131,959	—
Long-term debt, net of discounts and issuance fees	57,027,118	18,378,841
Total liabilities	122,176,250	112,733,430
COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE COMMON STOCK:
Common Stock - Class V; $0.0001 par value; 34,560,000 shares authorized and 26,057,600 and 27,057,600 shares issued and outstanding as of December 31, 2022, and 2021, respectively.	11,754,587	301,052,617
Total redeemable common stock	11,754,587	301,052,617
STOCKHOLDERS’ EQUITY (DEFICIT):
Noncontrolling Series A redeemable and convertible preferred stock; $0.0001 par value; $5,000,000 aggregate liquidation value; 0 and 1,152,000 shares issued and outstanding as of December 31, 2022, and 2021, respectively.	—	37,670,161
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 31,710,217 and 20,016,067 shares issued and outstanding as of December 31, 2022, and 2021, respectively.	3,171	2,002
Accumulated deficits	(240,443,302)	(338,709,688)
Additional paid-in capital	323,465,275	241,872,747
Total stockholders' equity (deficit)	83,025,144	(59,164,778)
Total redeemable common stock and stockholders' equity (deficit)	94,779,731	241,887,839
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)	$216,955,981	$354,621,269
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2022	December 31, 2021

OPERATING REVENUES:
Cryptocurrency mining	$58,763,565	$12,494,581
Energy	41,194,237	11,870,817
Capacity	5,469,648	4,238,921
Cryptocurrency hosting	459,872	2,297,489
Other	145,780	13,329
Total operating revenues	106,033,102	30,915,137
OPERATING EXPENSES:
Fuel	28,780,110	13,143,076
Operations and maintenance	57,030,189	15,492,763
General and administrative	44,460,810	14,955,626
Impairments on digital currencies	8,339,660	1,870,274
Impairments on equipment deposits	17,348,742	—
Impairments on miner assets	40,683,112	—
Realized gain on sale of digital currencies	(1,102,220)	(149,858)
Loss on disposal of fixed assets	2,511,262	—
Realized loss on sale of miner assets	8,012,248	—
Depreciation and amortization	47,235,344	7,607,721
Total operating expenses	253,299,257	52,919,602
NET OPERATING LOSS	(147,266,155)	(22,004,465)
OTHER INCOME (EXPENSE):
Interest expense	(13,911,008)	(4,622,655)
Loss on debt extinguishment	(40,517,707)	—
Gain on extinguishment of PPP loan	841,670	638,800
Changes in fair value of warrant liabilities	4,226,171	(1,143,809)
Realized gain on sale of derivative contract	90,953	—
Changes in fair value of forward sale derivative	3,435,639	(116,488)
Changes in fair value of convertible note	(2,167,500)	—
Other	95,970	(6,712)
Total other income (expense)	(47,905,812)	(5,250,864)
NET LOSS	$(195,171,967)	$(27,255,329)
NET LOSS attributable to predecessor (1/1/21-3/31/21)	—	(238,948)
NET LOSS attributable to noncontrolling interest	(105,910,737)	(15,803,234)
NET LOSS attributable to Stronghold Digital Mining, Inc	$(89,261,230)	$(11,213,147)
NET LOSS attributable to Class A common shareholders(1)
Basic	$(3.45)	$(2.03)
Diluted	$(3.45)	$(2.03)
Weighted average number of Class A common shares outstanding(1)
Basic	25,849,048	5,518,752
Diluted	25,849,048	5,518,752
(1) Basic and diluted net loss per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. See Note 1 – Business Combinations for a description of the Reorganization Transactions. See Note 16 – Earnings (Loss) Per Share for the calculation of net loss per share.
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Year ended December 31, 2021
			Noncontrolling Redeemable Preferred		Common A
	Limited Partners	General Partners	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders' Equity (Deficit)
Balance – January 1, 2021	$(1,336,784)	$(2,710,323)	—	$—	—	$—	$—	$—	$(4,047,107)
Net loss attributable to legacy partners	(71,687)	(167,261)	—	—	—	—	—	—	(238,948)
Balance prior to the reorganization on April 1, 2021	(1,408,471)	(2,877,584)	—	—	—	—	—	—	(4,286,055)
Effect of reorganizations
Opco formation and contributions	—	2,877,584	—	—	—	—	—	—	2,877,584
Aspen Scrubgrass Participant, LLC ("Olympus") contribution	1,408,471	—	—	—	—	—	(1,408,471)	—	—
Buyout of Aspen Interest	—	—	—	—		—	(7,000,000)	4,999,942	(2,000,058)
Converted to Class A common shares	—	—	—	—	576,000	58	—	—	58
Exchange of common units for Class A common shares	—	—	—	—	14,400	1	—	—	1
Common stock issued as part of debt financing	—	—	—	—	126,273	12	—	1,389,887	1,389,899
Warrants issued as part of debt financing	—	—	—	—	—	—	—	1,999,396	1,999,396
Conversion of Series A convertible redeemable preferred units to common stock	—	—	—	—	9,792,000	979	—	77,823,388	77,824,369
Conversion of Series B convertible redeemable preferred units to common stock	—	—	—	—	1,816,994	182	—	18,182,739	18,182,921
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(303,930,195)	—	(303,930,195)
Issuance of Series A convertible redeemable preferred units	—	—	1,152,000	38,315,520	—	—	—	—	38,315,520
Net losses for the nine months ended December 31, 2021	—	—	—	—	—	—	(11,213,147)	—	(11,213,147)
Net losses attributable to noncontrolling interest	—	—	—	(645,359)	—	—	(15,157,875)	—	(15,803,234)
Net proceeds from initial public offering, net of offering costs	—	—	—	—	7,690,400	769	—	131,537,789	131,538,558
Warrants issued and outstanding	—	—	—	—	—	—	—	1,924,281	1,924,281
Stock-based compensation	—	—	—	—	—	—	—	4,015,324	4,015,324
Balance – December 31, 2021	$—	$—	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)

	Year ended December 31, 2022
	Noncontrolling Redeemable Preferred		Common A
	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders' Equity (Deficit)
Balance – January 1, 2022	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	(89,261,230)	—	(89,261,230)
Net loss attributable to noncontrolling interest	—	(4,140,324)	—	—	(101,770,413)	—	(105,910,737)
Maximum redemption right valuation [Common V Units]	—	—	—	—	289,298,029	—	289,298,029
Vesting of restricted stock units	—	—	241,067	24	—	(24)	—
Issuance of common stock - September PIPE	—	—	2,876,759	288	—	2,241,022	2,241,310
Warrants issued and outstanding	—	—	—	—	—	26,894,078	26,894,078
McClymonds arbitration award - paid by Q Power	—	—	—	—	—	5,038,122	5,038,122
Stock-based compensation	—	—	—	—	—	13,890,350	13,890,350
Exercised warrants	—	—	6,424,324	642	—	(642)	—
Redemption of Series A convertible preferred shares	(1,152,000)	(33,529,837)	1,152,000	115	—	33,529,722	—
Redemption of Class V shares	—	—	1,000,000	100		(100)	—
Balance – December 31, 2022	—	$—	31,710,217	$3,171	$(240,443,302)	$323,465,275	$83,025,144

The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,171,967)	$(27,255,329)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	47,235,344	7,607,721
Accretion of asset retirement obligation	49,576	—
Gain on extinguishment of PPP loan	(841,670)	(638,800)
Realized gain on sale of derivatives	(90,953)	—
Loss on disposal of fixed assets	2,511,262	—
Write-off of bad debts	—	244,924
Realized loss on sale of miner assets	8,012,248	—
Amortization of debt issuance costs	2,935,795	1,404,732
Stock-based compensation	13,890,350	4,015,324
Loss on debt extinguishment	40,517,707	—
Impairments on equipment deposits	17,348,742	—
Impairments on miner assets	40,683,112	—
Changes in fair value of warrant liabilities	(4,226,171)	1,143,809
Changes in fair value of forward sale derivative	(3,435,639)	116,488
Forward sale contract prepayment	970,000	—
Changes in fair value of convertible note	2,167,500	—
Other	2,217,458	—
(Increase) decrease in digital currencies:
Mining revenue	(58,763,565)	(12,494,581)
Net proceeds from sales of digital currencies	56,172,048	434,529
Impairments on digital currencies	8,339,660	1,870,274
(Increase) decrease in assets:
Accounts receivable	(8,725,271)	(1,176,239)
Prepaid insurance	6,908,215	588,808
Due from related parties	(5,671)	302,973
Inventory	(1,099,402)	(1,417,689)
Other assets	(603,963)	(2,619,911)
Increase (decrease) in liabilities:
Accounts payable	(3,093,265)	17,395,556
Due to related parties	(55,611)	268,182
Accrued liabilities	(180,943)	4,981,013
Other liabilities, including contract liabilities	(819,461)	147,835
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(27,154,535)	(5,080,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Panther Creek, net of cash acquired	—	(3,914,362)
Purchase of land	—	(21,439)
Purchase of reclamation bond	—	(26,712)
Proceeds from sale of equipment deposits	13,013,974	—
Purchases of property, plant and equipment	(70,935,935)	(122,640,861)
Equipment purchase deposits - net of future commitments	(13,656,428)	(130,999,398)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(71,578,389)	(257,602,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(76,119,454)	(16,283,900)
Repayments of financed insurance premiums	(4,598,592)	(2,590,788)
Proceeds from debt, net of issuance costs paid in cash	152,358,118	—
Proceeds from promissory note	—	39,100,000
Proceeds from equipment financing agreement	—	41,435,466
Proceeds from equipment financed	—	517,465
Proceeds from PPP loan	—	841,670
Proceeds from private placements, net of issuance costs paid in cash	8,599,440	96,786,629
Initial Public Offering proceeds, net of fees	—	131,537,789
Repayments of EIDL loan	—	(150,000)
Repayments of related-party debt	—	(2,024,250)
Buyout of Aspen Interest	—	(2,000,000)
Forward sale contract prepayment	—	7,000,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	80,239,512	294,170,081
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,493,412)	31,486,928
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	31,790,115	303,187
CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,296,703	$31,790,115
The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Immediately prior to the Reorganization, Q Power LLC (“Q Power”) directly held all of the equity interests in Stronghold Digital Mining LLC (“SDM”), and indirectly held 70% of the limited partner interests, and all of the general partner interests, in Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.) (“Scrubgrass LP”), through wholly-owned subsidiaries EIF Scrubgrass LLC (“EIF Scrubgrass”), Falcon Power LLC (“Falcon”) and Scrubgrass Power LLC. Aspen Scrubgrass Participant, LLC ("Aspen") held the remaining 30% of the limited partner interests in Scrubgrass LP (the “Aspen Interest”). Scrubgrass LP is a Delaware limited partnership originally formed on December 1, 1990, under the name of Scrubgrass Generating Company, L.P. SDM is a Delaware limited liability company originally formed on February 12, 2020, under the name Stronghold Power LLC (“Stronghold Power”).
On April 1, 2021, Stronghold Inc. entered into a Series A Preferred Stock Purchase Agreement pursuant to which Stronghold Inc. issued and sold 9,792,000 shares of Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) in a private offering (the “Series A Private Placement”), at a price of $8.68 per share, to various accredited individuals in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D thereunder for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and $631,897 as debt issuance costs for warrants issued as part of the Series A Private Placement.
Contemporaneously with the Reorganization, Stronghold Inc. acquired the Aspen Interest using 576,000 shares of newly issued Series A Preferred Stock and $2,000,000 from a portion of the proceeds from the Series A Private Placement. The acquisition of the Aspen Interest was for a total consideration of $7,000,000 that consisted of the $2,000,000 in cash plus a valuation of $5,000,000 for the 576,000 shares of the Series A Preferred Stock at the issuance per share price of $8.68 and are classified as permanent equity and not subject to mandatory redemptions as outlined in Stronghold Inc.'s certificate of incorporation, as amended (the “Charter”). Pursuant to the Reorganization, Q Power contributed all of its ownership interests in EIF Scrubgrass, Falcon and SDM to Stronghold Digital Mining Holdings LLC (“Stronghold LLC”) in exchange for 27,072,000 Class A common units of Stronghold LLC (“Stronghold LLC Units”). Stronghold Inc. contributed cash (using the remaining proceeds from the Series A Private Placement, net of fees, expenses and amounts paid to Aspen), 27,072,000 shares of Class V common stock of Stronghold Inc. and the Aspen Interest to Stronghold LLC in exchange for 10,368,000 preferred units of Stronghold LLC, and Stronghold LLC immediately thereafter distributed the 27,072,000 shares of Class V common stock to Q Power. In addition, effective as of April 1, 2021, Stronghold Inc. acquired 14,400 Stronghold LLC Units held by Q Power (along with an equal number of shares of Class V common stock) in exchange for 14,400 newly issued shares of Class A common stock.
As a result of the Reorganization, the acquisition of the Aspen Interest and the acquisition of Stronghold LLC Units by Stronghold Inc. discussed above, (a) Q Power acquired and retained 27,057,600 Stronghold LLC Units, 14,400 shares of Class A common stock of Stronghold Inc. and 27,057,600 shares of Class V common stock of Stronghold Inc., effectively giving Q Power approximately 69% of the voting power of Stronghold Inc. and approximately 69% of the economic interest in Stronghold LLC, (b) Stronghold Inc. acquired 10,368,000 preferred units of Stronghold LLC and 14,400 Stronghold LLC Units, effectively giving Stronghold Inc. approximately 31% of the economic interest in Stronghold LLC, (c) Stronghold Inc. became the sole managing member of Stronghold LLC and is responsible for all operational, management and administrative decisions relating to Stronghold LLC’s business and consolidates financial results of Stronghold LLC and its subsidiaries, (d) Stronghold Inc. became a holding company whose only material asset consists of membership interests in Stronghold LLC, and (e) Stronghold LLC directly or indirectly owns all of the outstanding equity interests in the subsidiaries through which the Company operates its assets, including Scrubgrass LP and SDM.
On May 14, 2021, the Company completed a private placement of shares of the Company’s Series B Convertible Redeemable Preferred Stock of Stronghold Inc. (the “Series B Preferred Stock,” and, together with the Series A Preferred

Stock, the “Preferred Stock”) (the “Series B Private Placement,” and, together with the Series A Private Placement, the “Private Placements”). The terms of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of $20.0 million. The Company also incurred approximately $1.6 million in fees and expenses and $148,575 as debt issuance costs for warrants issued as part of the Series B Private Placement.
Pursuant to the terms of the Preferred Stock, on (i) the date that a registration statement registering the shares of Class A common stock issuable upon the conversion of the Preferred Stock is declared effective by the U.S. Securities and Exchange Commission (the "SEC") or (ii) the date on which a “Significant Transaction Event” occurs, as defined in the Company's second amended and restated certificate of incorporation, such shares of Preferred Stock will automatically convert into shares of Class A common stock of Stronghold Inc. on a one-to-one basis, subject to certain adjustments as set forth in the Charter. Correspondingly, pursuant to the Second Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”), preferred units in Stronghold LLC automatically convert into Stronghold LLC Units on a one-to-one basis under like circumstances (subject to corresponding adjustments). On October 19, 2021, the registration statement registering the shares of Class A common stock issuable upon conversion of the Preferred Stock was declared effective by the SEC, and all of the outstanding shares of Preferred Stock converted into shares of Class A common stock at that time. Correspondingly, all of the preferred units in Stronghold LLC converted into Stronghold LLC Units.
On June 29, 2021, Stronghold LLC formed Stronghold Digital Mining Equipment, LLC (“Equipment LLC”). On October 27, 2021, Stronghold Digital Mining Operating, LLC ("Operating LLC") formed Stronghold Digital Mining BT, LLC ("Digital Mining BT"). On December 10, 2021, Operating LLC formed Stronghold Digital Mining TH, LLC ("TH LLC").
Prior to the Reorganization
Prior to the Reorganization on April 1, 2021, Scrubgrass Generating Company, L.P. (“Scrubgrass”) existed as a Delaware limited partnership formed on December 1, 1990. Q Power LLC existed as a multi-member limited liability company and indirectly held limited and general partner interests of Scrubgrass. Additionally, Aspen, a wholly-owned subsidiary of Olympus Power, LLC (together with its affiliates “Olympus”), was a limited partner of Scrubgrass.
Scrubgrass had two subsidiaries: (1) Clearfield Properties, Inc. (“Clearfield”), which was formed for the purpose of purchasing a 175-acre site in Clearfield County, Pennsylvania, and acquiring access to certain coal material; and (2) Leesburg Properties, Inc. (“Leesburg”), which was formed for the purpose of acquiring access rights to certain waste coal sites. Leesburg was a dormant entity as of December 31, 2022, and 2021.
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
Scrubgrass and Stronghold Power were under common control prior to the Reorganization on April 1, 2021, and consolidated financial statements reported as of December 31, 2020, and are included in the consolidated statements of operations for the years ended December 31, 2022, and 2021.
NOTE 2 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
In most instances, Stronghold Inc. and its subsidiaries will collectively be referred to as the “Company” if a discussion applies to all. Where it may not apply to all, then each company, described as itself, will be specifically noted.
Nature of Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection Merchant Market (“PJM”) under an Professional Services Agreement (“PSA”) with Customized Energy Solutions, Ltd. (“CES”), effective July 27, 2022. Under the PSA, CES agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily marketing, energy scheduling, telemetry, capacity management, reporting and other related services for our Panther Creek and Scrubgrass Plants. The term of the agreement is two years, and then will extend automatically on an annual basis unless terminated by either party with 60 days written (or electronic) notice prior to term end. For these services, CES charges each plant a range of $500 to $5,500/month per service, depending on the service. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal tax credits are earned by the Company by generating electricity utilizing coal refuse.
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of digital or cryptocurrency mining equipment and the required infrastructure, provides power to third party digital currency miners under favorable Power Purchase Agreement (“PPA”) agreements, and sells energy as a merchant power producer and receives capacity payments from PJM for making its energy available to the grid. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with existing accounting principles generally accepted in the United States of America (“GAAP”), under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly-liquid investments with original maturities of three months or less. The Company maintains its cash in non-interest bearing accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may, from time to time, exceed the $250,000 limit; however, management believes that there is no unusual risk present, as the Company places its cash with financial institutions that management considers to be of high quality.
As of December 31, 2022, cash and cash equivalents includes $900,000 of restricted cash, which represents a continuous bond in place of $400,000 to mitigate fees charged by customs brokerage companies associated with importing miners and a $500,000 letter of credit required to finance the Company's director and officer insurance policy.
Digital Currencies
Digital currencies are included in the consolidated balance sheets as current assets and are considered an intangible asset with an indefinite useful life. Digital currencies are recorded at cost less any impairment. Currently, Bitcoin is the only cryptocurrency the Company mines or holds in material amounts.
Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. However, in most cases, the Company’s qualitative assessment indicates impairment when the quoted price of the cryptocurrency subsequently falls below its carrying amount, and the Company is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company performed an impairment test on its digital currencies as of December 31, 2022, and 2021, and recognized impairments losses of $8,339,660 and $1,870,274 for the years ended December 31, 2022, and 2021, respectively.
The following table presents the activities of the digital currencies for the years ended December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021

Digital currencies at beginning of year	$10,417,865	$228,087
Additions of digital currencies	58,763,565	12,494,581
Realized gain on sale of digital currencies	1,102,220	149,858
Impairment losses	(8,339,660)	(1,870,274)
Proceeds from sale of digital currencies	(57,274,268)	(584,387)
Collateral sold to close derivative (Note 25)	(4,559,895)	—
Digital currencies at end of year	$109,827	$10,417,865
As of December 31, 2021, the Company held an aggregate amount of digital currencies of $10,417,865 that was comprised of restricted and unrestricted Bitcoin. Of that amount, $2,699,644 and $7,718,221 was restricted and unrestricted, respectively.
Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from balances outstanding at period end. An allowance for doubtful accounts is provided when necessary and is based upon management’s evaluation of outstanding accounts receivable at period end. The potential risk is limited to the amount recorded in the consolidated financial statements. For the years ended December 31, 2022, and 2021, outstanding customer balances totaling $0 and $244,924, respectively, were considered not collectable and written off to bad debt expense. No further allowance for doubtful accounts was considered necessary as of December 31, 2022, and 2021.
Inventory
Waste coal, fuel oil and limestone are valued at the lower of average cost or net realizable value and includes all related transportation and handling costs. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records necessary provisions to reduce such inventories to net realizable value.
Derivative Contracts
In accordance with guidance on accounting for derivative instruments and hedging activities, all derivatives should be recognized at fair value. Derivatives or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the consolidated balance sheets. Certain contracts that require physical delivery may qualify for and be designated as normal purchases and normal sales. Such contracts are accounted for on an accrual basis.
The Company uses derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of December 31, 2022, and 2021, there were no open energy commodity derivatives outstanding.
The Company also uses derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigated Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term. This contract settled in September 2022. The contract met the definition of a derivative transaction pursuant to guidance under ASC 815, Derivatives and Hedging, and was considered a compound derivative instrument which was required to be presented at fair value subject to remeasurement each reporting period. The changes in fair value were recorded as changes in fair value of forward sale derivative in the consolidated statements of operations. Refer to Note 25 – Variable Prepaid Forward Sales Contract Derivative. As of December 31, 2022, there were no derivative contracts open.

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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expenses as incurred. The Company records all assets associated with the cryptocurrency mining operations at cost. These assets are comprised of storage trailers and the related electrical components. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations. Depreciation is recognized over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require replacement or overhaul several times over its estimated life. Costs associated with overhauls are recorded as an expense in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write-off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining EUL of the Facility.
In conjunction with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of the long-lived asset or asset group to undiscounted future cash flows expected to be generated by the long-lived asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors. If such an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Based on the Company’s analysis, no impairment indicators existed as of December 31, 2021; however, impairment indicators existed throughout the current year and as of December 31, 2022, that resulted in impairments on miner assets of $40,683,112 for the year ended December 31, 2022.
Bitcoin Mining Rigs
Management has assessed the basis of depreciation of the Company’s Bitcoin mining rigs used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
1.The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hash rate capacity); and
3.Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management reviews this estimate annually and will revise such estimate as and when data becomes available.
To the extent that any of the assumptions underlying management’s estimate of useful life for its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.
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
Right-of-Use Assets
A right-of-use (“ROU”) asset represents the right to use an underlying asset for the term of the lease, and the corresponding liability represents an obligation to make periodic payments arising from the lease. A determination of whether an arrangement includes a lease is made at the inception of the arrangement. ROU assets and liabilities are recognized on the consolidated balance sheets, at the commencement date of the lease, in an amount equal to the present value of the lease payments over the term of the lease calculated using the interest rate implicit in the lease arrangement or, if not known, the Company's incremental borrowing rate. The present value of a ROU asset also includes any lease payments made prior to commencement of the lease and excludes any lease incentives received or to be received under the arrangement. The lease term includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases that have original terms of less than 12 months, inclusive of options to extend that are reasonably certain to be exercised, are classified as short-term leases and are not recognized on the consolidated balance sheet.
ROU assets are recorded as noncurrent assets on the consolidated balance sheets. The corresponding liabilities are recorded as an operating lease liability, either current or noncurrent, as applicable, on the consolidated balance sheets. Operating lease costs are recognized on a straight-line basis over the lease term within operations and maintenance or general and administrative expenses based on the use of the related ROU asset.
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
1.Step 1: Identify the contract with the customer;
2.Step 2: Identify the performance obligations in the contract;
3.Step 3: Determine the transaction price;
4.Step 4: Allocate the transaction price to the performance obligations in the contract; and
5.Step 5: Recognize revenue when the company satisfies the performance obligations.
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. Per ASC 606, a performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: (1) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and (2) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts or both.
When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Non-cash consideration; and
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
There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (the "FASB"), the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial statements.
Fair value of the digital asset awards received is determined using the quoted price of the related cryptocurrency at the time of receipt.
The Company’s policies with respect to its revenue streams are detailed below.
Energy Revenue
The Company operates as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress of satisfaction of the performance obligation. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date.

Prior to June 2022, the Scrubgrass and Panther Creek Plants were committed as "capacity resources" through the annual Base Residual Auction ("BRA") process. In this process, a generator agrees to support the PJM capacity market, and if called upon, is required to deliver its power to the market and receive a capped selling price based on pricing published in the day ahead market. In return for this committed capacity that is deliverable on demand to support the reliability of the PJM grid, generators receive additional Capacity Revenue on a monthly basis. As the mining opportunity grew for Stronghold, being a capacity resource increasingly prevented the Company from being able to consistently power its mining operation when PJM called for the capacity. Beginning in June of 2022, Stronghold withdrew from its capacity commitment and both plants became "energy resources" able to sell power to the grid in the real-time, location marginal pricing, or "LMP," market or use that power in its data centers.
Reactive energy power is provided to maintain a continuous voltage level. Revenue from reactive power is recognized ratably over time as the Company stands ready to provide it if called upon by the PJM RTO.

Capacity Revenue
Prior to June 2022, the Company provided capacity to a customer through participation in capacity auctions held by the PJM RTO. Capacity revenues are a series of distinct performance obligations that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. The transaction price for capacity is market-based and constitutes the standalone selling price. As capacity represents the Company’s stand-ready obligation, capacity revenue is recognized as the performance obligation is satisfied ratably over time, on a monthly basis, since the Company stands ready equally throughout the period to deliver power to the PJM RTO if called upon. The Company applies the invoice practical expedient in recognizing capacity revenue. Under the invoice practical expedient, capacity revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date. Penalties may be assessed by the PJM RTO against generation facilities if the facility is not available during the capacity period. The penalties assessed by the PJM RTO, if any, are recorded as a reduction to capacity revenue when incurred.
Bitcoin Mining
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party, and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a reduction to cryptocurrency mining revenues), for successfully adding a block to the blockchain. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing cryptocurrency mining computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is non-cash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.
Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial statements.
Mining Hosting
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed based upon calculated formulas as contained in the contracts. If any shortfalls occur to due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are recorded as contract liabilities in the consolidated balance sheets.
Waste Coal Tax Credits
Waste coal tax credits are issued by the Commonwealth of Pennsylvania. Facilities that generate electricity by using coal refuse for power generation, control acid gases for emission control and use the ash produced to reclaim mining-affected sites are eligible for such credits. Proceeds related to these credits are recorded upon cash receipt and accounted for as a reduction to fuel costs within operating expenses. For the years ended December 31, 2022, and 2021, waste coal tax credits reduced fuel expenses in the consolidated statements of operations by $1,836,823 and $53,443, respectively.

Renewable Energy Credits (“RECs”)
The Company uses coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, to produce energy to sell to the open market (“the grid”). A third party acts as the benefactor, on behalf of the Company, in the open market and is invoiced as RECs are realized. These credits are recognized as a contra-expense within operating expenses to offset the fuel costs incurred to produce this refuse.
Starting late in 2021, and for the year ended December 31, 2022, the Company significantly increased the use of coal refuse as the plant increased megawatt capacity. The plant was relatively dormant during the comparative year ended December 31, 2021. As a result, the Company's usage of coal refuse significantly increased. RECs offset against the costs of fuel operating costs were $9,960,655 and $1,736,071 for the years ended December 31, 2022, and 2021, respectively.
Waste Ash Sales
The Company sells fly ash and scrubber material collected, which are by-products from its coal refuse reclamation used as fuel. The Company realized waste ash sales of $51,453 and $0 for the years ended December 31, 2022, and 2021, respectively, which has been recorded as other operating revenues in the consolidated statements of operations.
Stock-Based Compensation
For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity-classified awards include the issuance of stock options, restricted stock units (“RSUs”) and performance share units ("PSUs").
Notes Payable
The Company records notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.
Warrants
Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. For warrants that meet the definition of debt instruments, the Company records the warrant liabilities at fair value as of the balance sheet date and recognizes changes in the balances, over the comparative periods of either the issuance date or the last reporting date, as part of changes in fair value of warrant liabilities within other income (expense). For warrants that meet the definition of equity instruments, the Company records the warrants at fair value as of the measurement date within stockholders' equity (deficit).
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The role of the CODM is to make decisions about allocating resources and assessing performance. The Company’s operations are based on its Energy Operations and Cryptocurrency Operations and, therefore, the Company has concluded that its business operates in two operating segments. The CODM reviews financial information presented on each of these two operating segments for purposes of allocating resources and evaluating financial performance. The Company’s chief executive officer has been identified as its CODM. The Company's two operating segments are also its reportable segments: Energy Operations and Cryptocurrency Operations.
Common Stock – Class V
The Company accounts for the 45.1% interest represented by the Class V common stock outside of permanent equity as a result of certain redemption rights held by the holders that are outside the control of the Company. As such, the Company adjusts the Common Stock – Class V to its maximum redemption amount at the balance sheet date, if higher than the carrying amount. The redemption amount is based on a third-party valuation methodology of the Company’s Class A common stock at the end of the reporting period. Changes in the redemption value are recognized immediately as they occur, as if the end of the reporting period was also the redemption date for the instrument, with an offsetting entry to accumulated deficit.
For each share of Class V common stock outstanding, there is a corresponding outstanding Class A common unit of Stronghold LLC. The redemption of any share of Class V common stock would be accompanied by a concurrent redemption of the corresponding Class A common unit of Stronghold LLC, such that both the share of Class V common stock and the corresponding Class A common unit of Stronghold LLC are redeemed as a combined unit in exchange for either a single share of Class A common stock or cash of equivalent value based on the fair value of the Class A common stock at the time of the redemption. For accounting purposes, the value of the Class A common units of Stronghold LLC is attributed to the corresponding shares of Class V common stock on the consolidated balance sheet as of December 31, 2022.
Net Income (Loss) Per Share
Basic earnings (loss) per share of common stock (“EPS”) is computed by dividing net income (loss) by the weighted average number of Class A shares of common stock outstanding or shares subject to exercise for a nominal value during the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company incurred a net loss for the years ended December 31, 2022, and 2021, basic and diluted net loss per share are the same for the years then ended.
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
The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is required when it is "more likely than not" that deferred income tax assets will not be realized after considering all positive and negative evidence available. Based on the Company’s evaluation and application of ASC 740, Income Taxes (“ASC 740”), the Company has determined that its deferred income tax assets are not "more likely than not" to be realized, and therefore, as of December 31, 2022, the Company has recorded a valuation allowance against the net deferred income tax assets of the Company. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740 and potential limitations imposed by Internal Revenue Code ("IRC") Section 382 on the utilization of tax losses.
The accounting for deferred income tax assets and liabilities is often based on assumptions that are subject to significant judgment by management. These assumptions are reviewed and adjusted as facts and circumstances change. The Company continues to evaluate the likelihood of the realizability of its deferred income tax assets, and while the valuation allowance remains in place, the Company expects to record no deferred income tax expense or benefit. Material changes to the Company's income tax accruals may occur in the future based on the potential for income tax audits, changes in legislation or resolution of pending matters.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be "more likely than not" to be sustained upon examination by taxing authorities. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The basis of tax positions applied to the Company's tax provisions substantially comply with all applicable federal and state regulations. The Company acknowledges the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to the Company's provision or benefit for income taxes in the period in which a final determination is made. As of December 31, 2022, the Company's tax years ended December 31, 2018, through the current year are open for potential examination by taxing authorities.

Certain of Stronghold Inc.’s subsidiaries are structured as flow-through entities, and therefore, the taxable income or loss of such subsidiaries is included in the income tax returns of the partners, including Stronghold Inc. Application of ASC 740 to these entities results in no recognition of federal or state income taxes at the entity level. The portion of such subsidiaries' activities that are allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 by the Company.
Prior to the Reorganization
Scrubgrass and Stronghold LLC were structured as a limited partnership and limited liability company, respectively; therefore, the taxable income or loss of the Company is included in the income tax returns of the individual partners. Accordingly, no recognition has been given to federal or state income taxes in the accompanying consolidated financial statements.
Two of Scrubgrass' subsidiaries, Clearfield and Leesburg, are corporations for federal and state income tax purposes. Income taxes attributable to Clearfield and Leesburg are provided based on the asset and liability method of accounting pursuant to ASC 740, both prior to and subsequent to the Reorganization. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Clearfield and Leesburg have not recorded any temporary differences resulting in either a deferred income tax asset or liability as of December 31, 2022, or 2021.
Recently Implemented Accounting Pronouncements
As an “emerging growth company” (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset on its balance sheet for all leases, including operating leases, with a term greater than 12 months. Topic 842 also expands the required quantitative and qualitative disclosures surrounding leases. The new guidance has been applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 also provided an election for practical expedients which permits an entity (i) not to reassess whether any expired or existing contracts contained leases; (ii) to carry forward the existing lease classification; (iii) not to reassess initial direct costs associated with existing leases; (iv) not to separate non-lease components from lease components and instead accounted for all components as a single lease component; (v) and not to apply the provisions of Topic 842 to short-term leases. An operating lease ROU asset and operating lease liability equal to the present value of lease payments of $1,871,241 was recorded as of January 1, 2022. Refer to Note 17 – Operating Lease ROU Assets And Liabilities for the required disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), to simplify the accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 became effective on January 1, 2022. The Company adopted ASU 2020-06 effective January 1, 2022, but the adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify the accounting for modifications or exchanges of equity-classified warrants. This ASU became effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The FASB issued ASU 2021-04 to establish a principles-based recognition framework according to the substance of the modification transaction. The framework applies to freestanding written call options, such as warrants, that were and remain equity-classified by the issuer after the modification and are not in the scope of other guidance. For example, the framework does not apply to warrants that are modified to compensate for goods or services within the scope of Topic 718. The framework applies regardless of whether the modification is through an amendment to the existing terms or issuance of a replacement warrant. Accordingly, the provisions introduced under ASU 2021-04 were applicable to the Company during the year ending December 31, 2022, and specifically to the amended May 2022 Warrants.
Recently Issued Accounting Pronouncements
In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses at the initial recognition of an in-scope financial instrument and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. Since the Company meets the definition of a Smaller Reporting Company, as defined by the SEC, the new guidance becomes effective for fiscal years beginning after December 15, 2022. The Company does not expect the new guidance to have a significant impact on its consolidated financial statements.

NOTE 3 – INVENTORY
Inventory consisted of the following components as of:

	December 31, 2022	December 31, 2021

Waste coal	$4,147,369	$3,238,383
Fuel oil	143,592	94,913
Limestone	180,696	38,958
Inventory	$4,471,657	$3,372,254

NOTE 4 – EQUIPMENT DEPOSITS AND MINER SALES
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).
In March 2022, the Company evaluated the MinerVa Semiconductor Corp ("MinerVa") equipment deposits for impairment under the provisions of ASC 360, Property, Plant and Equipment. As a result of the evaluation, the Company determined an indicator for impairment was present under ASC 360-10-35-21. The Company undertook a test for recoverability under ASC 360-10-35-29 and a further fair value analysis in accordance with ASC 820, Fair Value Measurement. The difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742 in the first quarter of 2022 and an additional $5,120,000 in the fourth quarter of 2022, as summarized in the table below.

The following table details the total equipment deposits of $10,081,307 as of December 31, 2022:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Unpaid	Transferred to PP&E [A]	Impairment	Sold	Equipment Deposits
MinerVa [B]	MinerVa MV7	15,000	Oct '21 - TBD	$68,887,550	$—	$(32,756,302)	$(17,348,742)	$(8,701,199)	$10,081,307
Cryptech	Bitmain Antminer S19j	2,400	Nov '21 - Oct '22	12,656,835	—	(12,656,835)	—		—
Northern Data	MicroBT WhatsMiner M30S & M30S+	9,900	Oct '21 - Jan '22	22,061,852	—	(22,061,852)	—		—
Bitmain Technologies Limited [C]	Bitmain Antminer S19j Pro	10,200	Apr '22 - Dec '22	60,814,500	(4,218,000)	(23,951,500)	—	(32,645,000)	—
Bitmain Technologies Limited [D]	Bitmain Antminer S19 XP	1,800	Jul '22 - Dec '22	19,530,000	(6,961,500)	—	—	(12,568,500)	—
Northern Data PA. LLC	MicroBT WhatsMiner M30S & M30S+	4,280	Jan '22 - Jun '22	11,340,374	—	(11,340,374)	—	—	—
Totals		43,580		$195,291,111	$(11,179,500)	$(102,766,863)	$(17,348,742)	$(53,914,699)	$10,081,307

[A] Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.
[B] Refer to Note 8 – Commitments And Contingencies for a $4,499,980 refund that reduced the total commitments to $68,887,550.
[C] The commitment for the outstanding unpaid balance was transferred upon the closing of the Asset Purchase Agreement described in Note 6 – Debt.
[D] The miner purchase contract was sold in May 2022 for $5,638,500, and a loss of $6,930,000 was recorded as a realized loss on sale of miner assets within the consolidated statement of operations for the year ended December 31, 2022. The commitment for the outstanding unpaid balance was transferred upon the closing of this sale.

Miner Sales
During the second quarter of 2022, the Company entered into multiple miner sales agreements with multiple buyers. The Company previously disclosed its effort to optimize its Bitcoin miner fleet and sold 3,425 miners (approximately 411 PH/s) with a historical carrying value of $21,857,028, or $50.70 per TH/s. The Company recognized a realized loss on sale of miner assets of $8,012,248 during the second quarter of 2022. The loss was recorded as a realized loss on sale of miner assets on the consolidated statement of operations. The various buyers took over the remaining installment payments upon transfer of the contract, relieving the Company of the outstanding purchase obligation.
During the third quarter of 2022, the Company consensually returned approximately 26,000 Bitcoin miners (approximately 18,700 of which were plugged in and operating prior to delivery) to NYDIG and BankProv, and the related debt was cancelled pursuant to the terms of the Asset Purchase Agreement. See Note 6 – Debt for further discussion of the Asset Purchase Agreement.
Bitmain Technologies Limited Purchase Agreement
On October 28, 2021, we entered into the first of two Non-Fixed Price Sales and Purchase Agreements with Bitmain (the “First Bitmain Agreement”). Under the First Bitmain Agreement, Stronghold purchased approximately 12,000 Bitmain Antminer S19j Pro miners, with hash rate capacity of 1.2 EH/s, to be delivered between April 2022 and September 2022, for an aggregate purchase price of $75,000,000. On August 16, 2022, Stronghold entered into the Asset Purchase Agreement and sold the miners associated with the First Bitmain Agreement to the Purchasers. Before selling these miners, the Company had paid approximately $57 million under the First Bitmain Agreement and had installed approximately 4,500 out of the 12,000 miners.
On November 16, 2021, the Company entered into a second Non-Fixed Price Sales and Purchase Agreement with Bitmain (the “Second Bitmain Agreement”). Under the Second Bitmain Agreement, Stronghold purchased approximately 1,800 Bitmain Antminer S19 XP miners, with hash rate capacity of approximately 0.3 EH/s, to be delivered between July 2022 and December 2022, for an aggregate purchase price of $19,350,000. On May 13, 2022, Stronghold entered into a purchase order to transfer the Second Bitmain Agreement to Cryptech Solutions, Inc. ("Cryptech") for a total value of $12,600,000, including a $5,638,500 payment to the Company along with a transfer of the responsibility of the future payments to Cryptech. Before transferring the Second Bitmain Agreement to Cryptech, Stronghold had paid approximately $13 million under the Second Bitmain Agreement and had received none of the miners.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of:

	Useful Lives (Years)	December 31, 2022	December 31, 2021
Electric plant	10 - 60	$66,295,809	$66,153,985
Strongboxes and power transformers	8 - 30	52,318,704	7,489,472
Machinery and equipment	5 - 20	18,131,977	12,015,811
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	81,945,396	78,505,675
Computer hardware and software	2 - 5	17,196	56,620
Vehicles and trailers	2 - 7	659,133	155,564
Construction in progress	Not Depreciable	19,553,826	36,067,776
Asset retirement cost	10 - 30	580,452	580,452
		239,763,493	201,286,355
Accumulated depreciation and amortization		(72,558,812)	(34,629,200)
Property, plant, and equipment, net		$167,204,681	$166,657,155
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $19,553,826 as of December 31, 2022, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $47,235,344 and $7,607,721 for the years ended December 31, 2022, and 2021, respectively, including depreciation of assets under finance leases of $406,411 and $290,805 for the years ended December 31, 2022, and 2021, respectively. As a result of impairment tests performed on the underlying asset groups throughout 2022, in accordance with ASC 360, Property, Plant and Equipment, the Company recognized impairments on miner assets of $40,683,112 for the year ended December 31, 2022.
The gross value of assets under finance leases and the related accumulated amortization approximated $2,890,665 and 1,758,629 as of December 31, 2022, respectively, and $2,108,280 and $1,352,218 as of December 31, 2021, respectively.

NOTE 6 – DEBT
Debt consisted of the following as of December 31, 2022, and December 31, 2021:

	December 31, 2022		December 31, 2021
$66,076 loan, with interest at 5.55% due July 2021	$—		$3,054
$75,000 loan, with interest at 12.67% due April 2021.	—		7,312
$499,520 loan, with interest at 2.49% due December 2023.	124,023		232,337
$499,895 loan, with interest at 2.95% due July 2023.	121,470		246,720
$212,675 loan, with interest at 6.75% due October 2022.	—		103,857
$517,465 loan, with interest at 4.78% due October 2024.	339,428		490,600
$585,476 loan, with interest at 4.99% due November, 2025.	513,334		—
$431,825 loan, with interest at 7.60% due April 2024.	121,460		204,833
$40,000,000 loan, with interest at 10.00% due June 2023.	—	[A]	28,149,998
$25,000,000 loan, with interest at 10.00%, due March 2024.	—	[B]	—
$58,149,411 loan, with interest at 10.00% plus SOFR, due October 2025.	56,114,249	[C]	—
$10,641,362 loan, with interest at 10.00% due June 2023.	—	[D]	7,546,542
$14,077,800 loan, with interest at 10.00% due June 2023.	—	[E]	9,982,551
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023.	—	[F]	9,891,200
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023.	—	[G]	7,319,488
$17,984,000 maximum advance loan, with interest at 9.99% due December 2023.	—	[H]	—
$33,750,000 Convertible Note, with interest at 10.00% due May 2024.	16,812,500	[I]	—
$92,381 loan, with interest at 1.49% due April 2026.	79,249		—
$64,136 loan, with interest at 11.85% due May 2024.	39,056		—
$196,909 loan, with interest at 6.49% due May 2024.	184,895		—
Total outstanding borrowings	$74,449,664		$64,178,492

Current portion of long-term debt, net of discounts and issuance fees	17,422,546		45,799,651
Long-term debt, net of discounts and issuance fees	$57,027,118		$18,378,841
[A] WhiteHawk Promissory Note agreement with a term of 24 months. On December 31, 2021, the Company amended the WhiteHawk Financing Agreement (as defined below, the “WhiteHawk Amendment”) to extend the final MinerVa delivery date from December 31, 2021, to April 30, 2022. Pursuant to the WhiteHawk Amendment, Equipment paid an amendment fee in the amount of $250,000 to WhiteHawk Finance LLC ("WhiteHawk"), which were included in deferred debt issuance costs. This debt was effectively extinguished as of October 27, 2022. See additional details below.
[B] WhiteHawk Promissory Note agreement with a term of 24 months. Pursuant to the Second WhiteHawk Amendment, Equipment LLC paid an amendment fee in the amount of $275,414 and a closing fee of $500,000 to WhiteHawk, which were included in deferred debt issuance costs. This debt was effectively extinguished as of October 27, 2022. See additional details below.
[C] On October 27, 2022, the Company entered into a secured Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and a $23.0 million Delayed Draw Facility. The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025. The loan under the Delayed Draw Facility was issued with a 3% closing fee on the drawn amount, paid when such amount was drawn on the closing date of the Credit Agreement.
[D] Arctos/NYDIG Financing Agreement [loan #1] with a term of 24 months. This debt tranche was extinguished as of September 30, 2022.
[E] Arctos/NYDIG Financing Agreement [loan #2] with a term of 24 months. This debt tranche was extinguished as of September 30, 2022.
[F] Second NYDIG Financing Agreement (as defined below) with a term of 24 months. This debt tranche was extinguished as of September 30, 2022.
[G] Second NYDIG Financing Agreement with a term of 24 months. This debt tranche was extinguished as of December 31, 2022.
[H] Second NYDIG Financing Agreement with a term of 24 months. This debt tranche was extinguished as of December 31, 2022.
[I] Convertible Note with a term of 24 months.
Extinguishment of NYDIG Financing Agreements
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
Pursuant to the master equipment financing agreement entered into between SDM and Arctos Credit, LLC (“Arctos” now known as “NYDIG”) on June 25, 2021 (the “Arctos/NYDIG Financing Agreement”), and the master equipment financing agreement entered into between Digital Mining BT and NYDIG on December 15, 2021 (the “Second NYDIG Financing Agreement” and together with the Arctos/NYDIG Financing Agreement, the “NYDIG Financing Agreements”), certain miners were pledged as collateral under such agreements (and together with certain related agreements to purchase miners, the “APA Collateral”). Under the Asset Purchase Agreement, the APA Seller Parties agreed to sell, and the Purchasers (or their respective designee) agreed to purchase, the APA Collateral in a private disposition in exchange for the forgiveness, reduction and release of all principal, interest and fees owing under each of the NYDIG Agreements (collectively, the “NYDIG Debt”). The Sellers agreed to clean, service, package, ship, and deliver the APA Collateral and to bear the costs associated with such activities. Following (i) delivery of the APA Collateral to the Purchasers or their designees pursuant to a master bill of sale and (ii) a subsequent inspection period of up to 14 days (which may be extended up to seven additional days), upon acceptance of the APA Collateral, the related portion of the NYDIG Debt was to be assigned to the Sellers and cancelled pursuant to the terms of the Asset Purchase Agreement (each, a “Settlement”).
As a result of this transaction, the Company incurred a loss on debt extinguishment of $19,475,514 in the third quarter of 2022, comprising a loss on debt extinguishment of $15,316,510 and an impairment on assets held for sale of $4,159,004. As of September 30, 2022, three of the seven tranches of the NYDIG Debt were extinguished in conjunction with the sale of the associated miners and was recorded as a loss on debt extinguishment. The remaining four tranches of the NYDIG Debt, totaling $39,998,415 (excluding deferred debt issuance costs and discounts), were extinguished in October 2022.
WhiteHawk Refinancing Agreement
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
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (y) the Term SOFR rate plus 1%, plus 9%. The loan under the Delayed Draw Facility was issued with a 3% closing fee on the drawn amount, paid when such amount was drawn on the closing date of the Credit Agreement. Amounts drawn on the WhiteHawk Refinancing Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. The Company also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the WhiteHawk Refinancing Agreement, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.
In accordance with ASC 470, Debt, the transaction noted above was determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on debt extinguishment of $7,661,682 in the consolidated statement of operations for the year ended December 31, 2022, including $2,796,084 for the write-off of deferred financing fees related to the extinguished debt and $1,115,000 of new fees paid to WhiteHawk. The remaining loss of $3,750,598 resulted from recording the new debt at fair value, primarily for the stock purchase warrant issued to WhiteHawk described above.

On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP, as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of December 31, 2022.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Holders”) of the Company’s Amended and Restated 10% Notes (the “Notes”), providing for the exchange of the Notes (the “Exchange Transaction”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the Exchange Transaction was consummated, and the Notes were paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuances of the shares of Series C Preferred Stock.
On February 20, 2023, in connection with the consummation of the Exchange Transaction, the Company entered into a Registration Rights Agreement with the Holders (the “Registration Rights Agreement”) whereby it agreed to, among other things, (i) file within two business days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a resale registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission covering all shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) issuable upon conversion of the Series C Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Common Stock upon conversion of the Series C Preferred Stock (the “Pre-funded Warrants”), and (ii) to cause the Resale Registration Statement to become effective within the timeframes specified in the Registration Rights Agreement.
Future scheduled maturities on the outstanding borrowings for each of the next five years as of December 31, 2022, are as follows:

Years ending December 31:
2023	$17,422,546
2024	10,024,636
2025	46,992,601
2026	9,881
2027	—
$74,449,664

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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with CES. CES accounted for 28% of our energy operations segment revenues for the year ended December 31, 2022. Over the course of 2022, the Company transitioned entirely to CES from DEBM, and it expects that they will represent approximately 100% of our energy segment revenue in 2023. CES accounted for approximately 100% of the Company’s accounts receivable balance as of December 31, 2022, and 2021, including approximately $5.1 million CES expects to receive from PJM on the Company's behalf, and forward to the Company upon receipt.
For the year ended December 31, 2022, and 2021, the Company purchased 17% and 30% of coal from two related parties, respectively. See Note 9 – Related-Party Transactions for further information.

NOTE 8 – COMMITMENTS AND CONTINGENCIES
Commitments:
As disclosed in Note 4 – Equipment Deposits And Miner Sales, the Company has entered into various equipment contracts to purchase miners. Most of these contracts required a percentage of deposits upfront and subsequent future payments to cover the contracted purchase price of the equipment. Details of the outstanding purchase agreement with MinerVa are summarized below.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2022, there were no remaining deposits owed.
In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the 15,000 miners. As a result, an impairment totaling $12,228,742 was recorded in the first quarter of 2022. Furthermore, in the fourth quarter of 2022, the difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an additional impairment charge of $5,120,000.
As of December 31, 2022, MinerVa had delivered, refunded cash, or swapped into deliveries of industry-leading miners of equivalent value to approximately 10,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
Contingencies:
Legal Proceedings
The Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the Company’s reported financial position or results of operations.
McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.
On January 31, 2020, McClymonds Supply and Transit Company, Inc. (“McClymonds”) made a Demand for Arbitration, as required by the terms of the Transportation Agreement between it and the Scrubgrass dated April 8, 2013 (the “Agreement”). In its demand, McClymonds alleged damages in the amount of $5,042,350 for failure to pay McClymonds for services. On February 18, 2020, Scrubgrass submitted its answering statement denying the claim of McClymonds in its entirety. On March 31, 2020, Scrubgrass submitted its counterclaim against McClymonds in the amount of $6,747,328 as the result of McClymonds’ failure to deliver fuel as required under the terms of the Agreement. Hearings were held from January 31, 2022, to February 3, 2022. On May 9, 2022, an award in the amount of $5.0 million plus interest of approximately $0.8 million was issued in favor of the McClymonds Supply & Transit. The two managing members of Q Power, LLC, have agreed to and begun to pay the full amount of the award such that there will be no effect on the financial condition of the Company. The managing members of Q Power LLC have executed a binding document to pay the full amount of the award. McClymonds shall have no recourse to the Company with respect to the award.
Allegheny Mineral Corporation v. Scrubgrass Generating Company, L.P., Butler County Court of Common Pleas, No. AD 19-11039
In November 2019, Allegheny Mineral filed suit against the Company seeking payment of approximately $1,200,000 in outstanding invoices. In response, the Company filed counterclaims against Allegheny Mineral asserting breach of contract, breach of express and implied warranties, and fraud in the amount of $1,300,000. After unsuccessful mediation in August 2020, the parties again attempted to mediate the case on October 26, 2022, which led to a mutual agreement to settlement terms of a $300,000 cash payment, and a supply agreement for limestone. Subject to completion of the settlement terms, this matter has been stayed in Butler County Court and the outstanding litigation has been terminated.
FERC Matters
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
Winter v. Stronghold Digital Mining Inc., et al., U.S District Court for the Southern District of New York
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the Plaintiffs filed an amended complaint. On December 19, 2022, the Company filed a Motion to Dismiss. On February 17, 2023, the plaintiffs filed an opposition to the defendant's motion to dismiss. On March 20, 2023, the Company filed a reply brief in further support of its motion to dismiss. We cannot predict when the court will rule on our motion. The defendants believe the allegations in the initial complaint are without merit and intend to defend the suit vigorously.

NOTE 9 – RELATED-PARTY TRANSACTIONS
Waste Coal Agreement
The Company is obligated under a Waste Coal Agreement (the “WCA”) to take minimum annual delivery of 200,000 tons of waste coal as long as there is a sufficient quantity of waste coal that meets the Average Quality Characteristics (as defined in the WCA). Under the terms of the WCA, the Company is not charged for the waste coal itself but is charged a $6.07 per ton base handling fee as it is obligated to mine, process, load, and otherwise handle the waste coal for itself and also for other customers of Coal Valley Sales, LLC (“CVS”) from the Russellton site specifically. The Company is also obligated to unload and properly dispose of ash at the Russellton site. The Company is charged a reduced handling fee of $1.00 per ton for any tons in excess of the minimum take of 200,000 tons. The Company is the designated operator at the Russellton site and, therefore, is responsible for complying with all state and federal requirements and regulations.
The Company purchases coal from Coal Valley Properties, LLC, a single-member limited liability company which is entirely owned by one individual who has ownership in Q Power, and from CVS. CVS is a single-member limited liability company which is owned by a coal reclamation partnership of which an owner of Q Power has a direct and an indirect interest in the partnership of 16.26%.
The Company expensed $733,458 and $303,500 for the years ended December 31, 2022, and 2021, respectively, associated with coal purchases from CVS, which is included in fuel expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly-owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires December 31, 2023. The Company expensed $3,121,423 and $163,412 for the years ended December 31, 2022, and 2021, respectively, which is included in fuel expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
Fuel purchases under these agreements for the years ended December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Coal Purchases:
Northampton Fuel Supply Company, Inc.	$3,121,423	$163,412
Coal Valley Sales, LLC	733,458	934,916
Total	$3,854,881	$1,098,328
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $1,697,850 and $303,500 for the years ended December 31, 2022, and 2021, respectively, which is included in operations and maintenance expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
Scrubgrass Fuel Services LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC

provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $780,410 for the year ended December 31, 2022, which is included in operations and maintenance expense in the consolidated statement of operations. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services currently provides certain operations and maintenance services to Stronghold LLC and currently employs certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC reimburses Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Panther Creek Plant and Scrubgrass Plant, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred until 2023. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This is a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $1,086,649 and $129,735 for the years ended December 31, 2022, and 2021, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary of the effective date. The Company expensed $3,877,338 and $1,027,860 for the years ended December 31, 2022, and 2021, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.
In connection with the equity contribution agreement, effective July 9, 2021 (the "Equity Contribution Agreement"), the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement was the closing date of the Equity Contribution Agreement.
Scrubgrass Energy Services LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $6,476,968 for the year ended December 31, 2022, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of December 31, 2022, and 2021, below.

In connection with the Equity Contribution Agreement effective July 9, 2021, the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Scrubgrass Amended O&M Agreement”) with Scrubgrass Energy Services LLC. Under the Scrubgrass Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Scrubgrass Amended O&M Agreement was the closing date of the Equity Contribution Agreement.
Effective October 1, 2022, Stronghold LLC no longer pays Olympus Stronghold Services a management fee for the Scrubgrass Plant.
Management Services Agreement
On May 10, 2021, a new management and advisory agreement was entered into between Q Power and William Spence (the "Spence Agreement"). In consideration of consultant’s performance of the services thereunder, Q Power will pay Mr. Spence a fee at the rate of $50,000 per complete calendar month (pro-rated for partial months) that Mr. Spence provides services thereunder, payable in arrears. The previous agreement requiring monthly payments of $25,000 was terminated. Q Power will not be liable for any other payments to Mr. Spence including, but not limited to, any cost or expenses incurred by Mr. Spence in the course of performing his obligations thereunder. Under the Spence Agreement, the Company made total payments of $550,000 and $600,000 for the years ended December 31, 2022, and 2021, respectively.
Amounts due to related parties as of December 31, 2022, and 2021, were as follows:

	December 31, 2022	December 31, 2021
Due to related parties:
Coal Valley Properties, LLC	$134,452	$134,452
Q Power LLC	500,000	500,000
Coal Valley Sales, LLC	—	202,334
Panther Creek Energy Services LLC	10,687	94,434
Panther Creek Fuel Services LLC	53,482	47,967
Northampton Generating Fuel Supply Company, Inc.	594,039	321,738
Olympus Power LLC and other subsidiaries	78,302	129,735
Scrubgrass Energy Services LLC	4,087	—
Scrubgrass Fuel Services LLC	—	—
Totals	$1,375,049	$1,430,660
Lastly, for the year ended December 31, 2021, the Company paid $69,000 to Beard Aviation LLC for various company-related business trips. There were no such payments during the year ended December 31, 2022. Beard Aviation LLC is owned by Greg Beard, the Chief Executive Officer (“CEO”) of the Company.

NOTE 10 – PAYCHECK PROTECTION PROGRAM AND ECONOMIC INJURY DISASTER LOANS
On March 16, 2021, the Company received a round two Paycheck Protection Program ("PPP") loan in the amount of $841,670 that accrues interest at 1% per year and matures on the fifth anniversary of the date of the note. In January 2021, the Company was granted relief as forgiveness for the round one PPP loan in the amount of $638,800. On May 25, 2022, the Company was granted relief as forgiveness for the second round PPP loan in the amount of $841,670.
On June 8, 2021, the Company repaid the Economic Injury Disaster Loan (“EIDL”), received on March 31, 2020, in the amount of $150,000.

NOTE 11 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and assess performance. The Company's CEO is the chief operating decision maker. The Company functions in two operating segments, Energy Operations and Cryptocurrency Operations, about which separate financial information is available as follows:

Reportable segment results for the years ended December 31, 2022, and 2021, were as follows:

	December 31, 2022	December 31, 2021

OPERATING REVENUES:
Energy Operations	$46,809,665	$16,123,067
Cryptocurrency Operations	59,223,437	14,792,070
Total operating revenues	$106,033,102	$30,915,137
NET OPERATING LOSS:
Energy Operations	$(38,992,034)	$(17,237,107)
Cryptocurrency Operations	(108,274,121)	(4,767,358)
Total net operating (loss) income	$(147,266,155)	$(22,004,465)
OTHER EXPENSE [A]	(47,905,812)	(5,250,864)
NET LOSS	$(195,171,967)	$(27,255,329)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(5,189,071)	$(1,305,402)
Cryptocurrency Operations	(42,046,273)	(6,302,319)
Total depreciation and amortization	$(47,235,344)	$(7,607,721)
INTEREST EXPENSE:
Energy Operations	$(100,775)	$(80,866)
Cryptocurrency Operations	(13,810,233)	(4,541,789)
Total interest expense	$(13,911,008)	$(4,622,655)
CAPITAL EXPENDITURES:
Energy Operations	$1,735,392	$48,384
Cryptocurrency Operations	79,295,111	168,385,858
Total capital expenditures	$81,030,503	$168,434,242
[A] The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to the accompanying consolidated statements of operations for further details.

Total assets by energy operations and cryptocurrency operations as of December 31, 2022, and 2021, are presented in the table below.

	December 31, 2022			December 31, 2021
	Energy Operations	Cryptocurrency Operations	Total	Energy Operations	Cryptocurrency Operations	Total
Cash and cash equivalents	$693,805	$12,602,898	$13,296,703	$714,019	$31,076,096	$31,790,115
Digital currencies	—	109,827	109,827	—	10,417,865	10,417,865
Accounts receivable	10,628,570	208,556	10,837,126	256,103	1,855,752	2,111,855
Due from related parties	73,122	—	73,122	—	—	—
Prepaid insurance	2,438,968	2,438,968	4,877,935	3,150,851	3,150,851	6,301,701
Inventory	4,471,657	—	4,471,657	3,372,254	—	3,372,254
Other current assets	—	1,975,300	1,975,300	—	661,640	661,640
Equipment deposits	—	10,081,307	10,081,307	—	130,999,398	130,999,398
Property, plant and equipment, net	45,645,205	121,559,476	167,204,681	49,009,509	117,647,646	166,657,155
Land	1,748,440	—	1,748,440	1,748,440	—	1,748,440
Road bond	211,958	—	211,958	211,958	—	211,958
Operating lease right-of-use assets	1,045,365	673,672	1,719,037	—	—	—
Security deposits	348,888	—	348,888	348,888	—	348,888
	$67,305,978	$149,650,004	$216,955,981	$58,812,022	$295,809,248	$354,621,269

NOTE 12 – STOCK-BASED COMPENSATION
On October 19, 2021, the board of directors of the Company (the "Board") and the stockholders of the Company approved a new long-term incentive plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock units ("RSUs"), dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including our named executive officers, with those of our stockholders. Pursuant to the New LTIP, the remaining shares of Class A common stock under the LTIP that was effective April 28, 2021, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. In addition, the New LTIP raised the aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the plan to not exceed 4,752,000 shares. As of October 19, 2021, the Company now grants all equity-based awards under the New LTIP.
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

Stock-Based Compensation
Stock-based compensation expense, including share-based expenses associated with non-employee directors, was $13,890,350 and $4,015,324 for the years ended December 31, 2022, and 2021, respectively, and is included in general and administrative expense in the consolidated statements of operations. There is no tax benefit related to stock compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets as of December 31, 2022.
The Company recognized total stock-based compensation expense for the years ended December 31, 2022, and 2021, from the following categories:

	December 31, 2022	December 31, 2021
Restricted stock awards under the Plan	3,592,641	172,800
Stock option awards under the Plan	10,297,709	3,842,524
Total stock-based compensation	$13,890,350	$4,015,324
Stock Options
The following are the weighted-average assumptions used in calculating the fair value of the total stock options granted during 2022 using the Black-Scholes method.

	December 31, 2022	December 31, 2021
Weighted-average fair value of options granted	$10.21	$7.64
Expected volatility	125.85%	128.14%
Expected life (in years)	5.81	5.77
Risk-free interest rate	1.69%	0.93%
Expected dividend yield	0%	0%
Expected Volatility – The Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies, as the Company does not currently have sufficient history for the volatility of its own stock.
Expected Term – The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of the contractual term.
Risk-Free Interest Rate – The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Expected Dividend Yield – The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero in its valuation models.
The Company elected to account for forfeited awards as they occur, as permitted by ASU 2016-09.
As of December 31, 2022, the total future compensation expense related to unvested options not yet recognized in the consolidated statements of operations was approximately $13,466,789, and the weighted-average period over which these awards are expected to be recognized is approximately 1.61 years.

The following table summarizes the Company's stock option activity for the years ended December 31, 2022, and 2021.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	—	$—	—	$—
Granted	3,379,083	8.91	9.61	—
Exercised	—	—	—	—
Cancelled/forfeited	—	—	—	—
Outstanding at December 31, 2021	3,379,083	$8.91	9.61	$30,906,003
Granted	205,964	10.61	9.11	—
Exercised	—	—	—	—
Cancelled/forfeited	(35,000)	18.06	8.68	—
Outstanding at December 31, 2022	3,550,047	9.03	9.00	—
Shares vested and expected to vest	3,550,047	$9.03	8.62	$—
Exercisable as of December 31, 2022	1,721,821	$9.06	8.60	$—
RSUs
The following table summarizes the Company's RSU activity for the years ended December 31, 2022, and 2021.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	—	$—
Vested	—	—
Granted	60,737	11.10
Forfeited	—	—
Unvested at December 31, 2021	60,737	$11.10
Vested	(319,959)	5.36
Granted	1,687,111	3.76
Forfeited	(8,358)	3.88
Unvested at December 31, 2022	1,419,531	$4.35
The value of RSUs are measured based on their fair value on the date of grant and amortized over their respective vesting periods. As of December 31, 2022, total future compensation expense related to unvested RSUs not yet recognized in the consolidated statements of operations was approximately $3,881,290, and the weighted-average vesting period over which these awards are expected to be recognized is approximately 1.79 years.
Non-employee Directors Compensation Policy
On January 10, 2022, the Committee formally adopted the previously approved Non-Employee Director Compensation Policy ("Policy"), effective October 19, 2021. The Policy included the following:

•An initial equity grant of 10,000 stock options;
•An annual retainer equal to $100,000, to be paid in fully-vested shares of the company's Class A common stock on a quarterly basis in arrears;
•Once a non-employee director obtains exposures to the Company's Class A common stock of $500,000 or greater, a director may choose to receive the annual retainer in USD or any other currency (including Bitcoin); and
•Reimbursement for travel expenses and other reasonable out-of-pocket expenses.
The Company paid compensation to the non-employee directors of $275,843 during 2022, of which $200,843 is included within general and administrative expense in the consolidated statement of operations for the year ended December 31,

2022, after reversing an accrual of $75,000 as of December 31, 2021. By comparison, no compensation was paid to the non-employee directors during 2021.

NOTE 13 – WARRANTS
The following table summarizes outstanding warrants as of December 31, 2022, and 2021, and activity for the years then ended.

Number of Warrants
Outstanding as of January 1, 2021	—
Issued	297,795
Exercised	—
Outstanding as of December 31, 2021	297,795
Issued	21,393,561
Exercised	(5,816,250)
Outstanding as of December 31, 2022	15,875,106
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement, by and among the Company and the purchasers thereto, whereby the Company agreed to issue and sell (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes and (ii) warrants representing the right to purchase up to 6,318,000 shares of Class A common stock, of the Company with an exercise price per share equal to $2.50. The promissory notes and warrants were sold for aggregate consideration of $27.0 million.
On August 16, 2022, the Company amended the note and warrant purchase agreement, such that $11.25 million of the outstanding principal was exchanged for the execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 warrants was reduced from $2.50 to $0.01. Refer to Note 29 – Private Placements for additional details.

On November 15, 2022, the Company elected to issue an additional 3,243,416 of warrants (in lieu of cash) for the November 2022 convertible note amortization payment. Subsequently, during the fourth quarter of 2022, the convertible note holders exercised 6,424,324 of the outstanding warrants.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice Capital Master Fund Ltd. and Greg Beard, the Company's Chairman and Chief Executive Officer, for the purchase and sale of Class A common stock and warrants. Refer to Note 29 – Private Placements for additional details. As part of the transaction, Armistice purchased the pre-funded warrants for 2,725,650 shares of Class A common stock at a purchase price of $1.60 per warrant. The pre-funded warrants have an exercise price of $0.0001 per warrant share.
WhiteHawk Refinancing Agreement
As detailed in Note 6 – Debt, on October 27, 2022, the Company entered into the Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. In conjunction with the closing of the WhiteHawk Refinancing Agreement, the Company issued a stock purchase warrant to WhiteHawk, which provides for the purchase of an additional 4,000,000 shares of Class A common stock at an exercise price of $0.01 per share.
WhiteHawk Finance LLC
On June 30, 2021, Equipment LLC entered into a $40,000,000 promissory note with WhiteHawk. The note had a maturity date of June 23, 2023, but was effectively extinguished on October 27, 2022, when the Company entered into the WhiteHawk Refinancing Agreement. In conjunction with the promissory note, on June 30, 2021, Equipment LLC also entered into a stock purchase warrant agreement, where Equipment LLC issued 181,705 warrants to WhiteHawk Finance LLC to purchase shares of Class A common stock of Equipment LLC.

On March 28, 2022, Equipment LLC entered into a $25,000,000 promissory note with WhiteHawk. The note had a maturity date of March 31, 2024, but was effectively extinguished on October 27, 2022, when the Company entered into the WhiteHawk Refinancing Agreement. In conjunction with the promissory note, on March 28, 2022, Equipment LLC also entered into a stock purchase warrant agreement, where Equipment LLC issued 125,000 warrants to WhiteHawk Finance LLC to purchase shares of Class A common stock of Equipment LLC.
B. Riley Securities, Inc.
On April 1, 2021, and May 14, 2021, Stronghold Inc. entered into a warrant agreement with American Stock Transfer & Trust Company. B. Riley Securities, Inc. acted as the Company’s placement agent in connection with the Private Placements, and in connection therewith, the Company issued B. Riley Securities, Inc. (i) a five-year warrant to purchase up to 97,920 shares of Series A preferred stock at a per share exercise price of $8.68 and (ii) a five-year warrant to purchase up to 18,170 shares of Series B preferred stock at a per share exercise price of $11.01.

NOTE 14 – REDEEMABLE COMMON STOCK
Private Placements: Redeemable Common Stock – Series A and B
On April 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued and sold 9,792,000 shares of Series A Preferred Stock in the Series A Private Placement, at a price of $8.68 per share to various accredited individuals for aggregate consideration of approximately $85.0 million. In connection with the Series A Private Placement, the Company incurred approximately $6.3 million in fees and $631,897 as debt issuance costs for warrants issued as part of the Series A Private Placement.
Further, pursuant to the Series A Private Placement, the Company, the investors in the Series A Private Placement and key holders entered into a Right of First Refusal Agreement ("ROFR Agreement"). Under the ROFR Agreement, the key holders agreed to grant a right of first refusal to Stronghold Inc. to purchase all or any portion of capital stock of Stronghold Inc. held by a key holder or issued to a key holder after the date of the ROFR Agreement, not including any shares of Series A Preferred Stock or common stock issued or issuable upon conversion of the Series A Preferred Stock. The key holders also granted a right of refusal to the investors in the Series A Private Placement to purchase all or any eligible capital stock not purchased by the Company pursuant to its right of first refusal.
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
On May 14, 2021, the Company completed the Series B Private Placement. The terms of the Series B Preferred Stock were substantially similar to the Series A Preferred Stock, except for differences in the stated value of such shares in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or certain deemed liquidation events. In connection with the Series B Private Placement, the Company sold 1,817,035 shares of its Series B Preferred Stock for an aggregate purchase price of approximately $20.0 million. In connection with the Series B Private Placement, the Company incurred approximately $1.6 million in fees and expenses and $148,575 as debt issuance costs for warrants issued as part of the Series B Private Placement.
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

The following is a summary of the Series A and Series B valuations and conversions to common equity:

	Series A	Series B
Proceeds	$85,000,000	$20,000,305
Transaction fees:
B. Riley Securities	(5,100,000)	(1,200,000)
Legal and filing fees	(1,226,990)	(408,997)
Debt issuance costs pertaining to stock registration warrants - refer to Note 13	(631,897)	(148,575)
Total net redeemable common stock	$78,041,113	$18,242,733
Conversion to common Class A shares	$(78,041,113)	$(18,242,733)
Remaining in net redeemable common stock	$—	$—
Common Stock – Class V
In connection with the Reorganization on April 1, 2021, Stronghold LLC immediately thereafter distributed the 27,072,000 shares of Class V common stock to Q Power. In addition, effective as of April 1, 2021, Stronghold Inc. acquired 14,400 Stronghold LLC units held by Q Power (along with an equal number of shares of Class V common stock) in exchange for 14,400 newly-issued shares of Class A common stock.
Class V common stock represented 45.1% and 56.1% ownership of Stronghold LLC, as of December 31, 2022, and December 31, 2021, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares. Refer to Note 15 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of December 31, 2022.
The Company recorded redeemable common stock as presented in the table below.

	Common Class V
	Shares	Amount
Balance - December 31, 2021	27,057,600	$301,052,617
Net loss attributable to noncontrolling interest	—	(101,770,413)
Maximum redemption right valuation	—	(187,527,617)
Redemption of Class V shares	(1,000,000)	—
Balance - December 31, 2022	26,057,600	$11,754,587

NOTE 15 – NONCONTROLLING INTERESTS
The Company is the sole managing member of Stronghold LLC and, as a result, consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the common units of Stronghold LLC held by Q Power. Changes in the Company's ownership interest in Stronghold LLC, while the Company retains its controlling interest, are accounted for as redeemable common stock transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in changes to the amount recorded as noncontrolling interest. Refer to Note 14 – Redeemable Common Stock, which describes the redemption rights of the noncontrolling interest.
Class V common stock represented 45.1% and 56.1% ownership of Stronghold LLC, as of December 31, 2022, and 2021, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares. During the year ended December 31, 2022, 1,000,000 shares of Class V common stock held by Q Power were redeemed into Class A shares of common stock.
The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest from April 1, 2021, through December 31, 2022:

	Class V Common Stock Outstanding	Fair Value Price	Temporary Equity Adjustments
Balance - April 1, 2021 (1)			$(2,877,584)
Net losses for the three months ended June 30, 2021			(2,235,219)
Maximum redemption right valuation (2)	27,057,600	$6.39	172,774,052
Balance - June 30, 2021			$167,661,249
Net losses for the three months ended September 30, 2021			(4,328,460)
Adjustment of mezzanine equity to redemption amount (3)	27,057,600	$9.33	79,669,600
Balance - September 30, 2021			$243,002,389
Net losses for the three months ended December 31, 2021			(8,594,196)
Adjustment of temporary equity to redemption amount (3)	27,057,600	$11.99	66,644,424
Balance - December 31, 2021			$301,052,617
Net losses for the three months ended March 31, 2022			(18,125,837)
Adjustment of temporary equity to redemption amount (3)	27,057,600	$7.72	(110,222,560)
Balance - March 31, 2022			$172,704,220
Net losses for the three months ended June 30, 2022			(22,576,255)
Adjustment of temporary equity to redemption amount (3)	27,057,600	$1.75	(102,888,062)
Balance - June 30, 2022			$47,239,903
Net losses for the three months ended September 30, 2022			(42,203,141)
Adjustment of temporary equity to redemption amount (3)	27,057,600	$1.09	24,396,766
Balance - September 30, 2022			$29,433,528
Net losses for the three months ended December 31, 2022			(18,865,180)
Adjustment of temporary equity to redemption amount (3)	26,057,600	$0.45	1,186,239
Balance - December 31, 2022			$11,754,587

(1) As of the date of reorganization - refer to Note 1 – Business Combinations.
(2) Temporary equity adjustment based on Class V common stock outstanding at issuance price as of April 1, 2021.
(3) Temporary equity adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

Common Units
The Company is the sole managing member of Stronghold LLC and, as a result, consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the common units of Stronghold LLC held by Olympus Power, LLC, plus a corresponding number of Class V vote-only shares of common stock. Olympus Power, LLC can exchange these common units, along with corresponding shares of Class V common stock, for shares of Class A common stock on a one-for-one basis. Because of the Class V voting rights, the Company has assessed the exchange right as a “Redemption Right” to cause Stronghold LLC to acquire all or a portion of its Stronghold LLC Units for, at Stronghold LLC’s election, one share of Stronghold Inc.’s Class A common stock at a redemption ratio of one share of Class A common stock for each Stronghold LLC Unit.
Common units represented 0% and 2.4% ownership of Stronghold LLC as of December 31, 2022, and 2021, respectively, where the original owners of Olympus Power, LLC had economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares. During the year ended December 31, 2022, all 1,152,000 of common units held by Olympus Power, LLC were redeemed into Class A shares of common stock.

The following summarizes the permanent equity adjustments pertaining to the noncontrolling interest from November 2, 2021 (date of issuance), through December 31, 2022:

Permanent Equity Adjustments
Balance - November 2, 2021 (1)	$38,315,520
Net loss	(645,359)
Balance - December 31, 2021	$37,670,161
Net loss	(4,140,324)
Redemption of Series A convertible preferred shares	(33,529,837)
Balance - December 31, 2022	$—

(1) As of November 2, 2021, the date of issuance, 1,152,000 of Series A Preferred units outstanding at $33.26 per public trading share price (Nasdaq closing price).

NOTE 16 – EARNINGS (LOSS) PER SHARE
Basic EPS is computed by dividing the Company’s net income (loss) by the weighted average number of Class A shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock after the date of the reorganization on April 1, 2021.

	Year Ended December 31, 2022	April 1 to December 31, 2021
Numerator:
Net loss (1)	$(195,171,967)	$(27,255,329)
Less: net loss attributable to predecessor (1/1/21-3/31/21)		(238,948)
Less: net loss attributable to noncontrolling interest	$(105,910,737)	$(15,803,234)
Net loss attributable to Stronghold Digital Mining, Inc.	$(89,261,230)	$(11,213,147)
Denominator:
Weighted average number of Class A common shares outstanding	25,849,048	5,518,752
Basic net loss per share	$(3.45)	$(2.03)
Diluted net loss per share	$(3.45)	$(2.03)
(1)Basic and diluted earnings (loss) per share of Class A common stock is presented only for the period after the Company’s Reorganization Transactions. As such, net loss used in the calculation represents the loss during the year ended December 31, 2021 (post-reorganization date of April 1, 2021, through December 31, 2021).
Securities that could potentially dilute earnings (loss) per share in the future that were not included in the computation of diluted net loss per share as of December 31, 2022, and 2021, because their inclusion would be anti-dilutive, were as follows:

	December 31, 2022	December 31, 2021
Stock options	1,721,821	—
RSUs	319,959	—
Warrants (excluding those with $0.01 exercise price)	5,718,499	—
Series A preferred units not yet exchanged for Common A shares	—	1,152,000
Common V shares not yet exchanged for Common A shares	26,057,600	27,057,600
Total	33,817,879	28,209,600
Subsequent to December 31, 2022, warrant holders exercised an additional 4,574,350 of warrants. Additionally, on February 20, 2023, as described in Note 6 – Debt, the Company entered into the Exchange Transaction for shares of the newly-created Series C Convertible Preferred Stock. As of March 28, 2023, 1,530 units of Series C Convertible Preferred Stock were converted to 3,825,000 of Class A common shares.

NOTE 17 – OPERATING LEASE ROU ASSETS AND LIABILITIES
The Company leases storage and office space, information technology equipment, and certain machinery and equipment used in the operation of the Company's coal refuse power generation facilities.

Right-of-use assets associated with operating leases were $1,719,037, net of accumulated amortization of $464,845, in the consolidated balance sheet as of December 31, 2022.

The current and noncurrent portions of the Company's operating lease liabilities as of December 31, 2022, were as follows:

December 31, 2022
Current portion of operating lease liabilities	$593,063
Long-term operating lease liabilities	1,230,001
Total operating lease liabilities	$1,823,064
Future operating lease payments as of December 31, 2022, were as follows:

2023	$768,175
2024	754,243
2025	448,198
2026	180,587
Total operating lease payments (undiscounted)	2,151,203
Less: amount representing interest	(328,139)
Total operating lease payments (discounted)	$1,823,064

At December 31, 2022, the weighted-average remaining lease term approximated 2.76 years, and the weighted-average discount rate approximated 7.80%. Cash paid for amounts included in the measurement of operating lease liabilities totaled $712,143 for the year ended December 31, 2022, and was classified as operating cash flows in the consolidated statement of cash flows for the year then ended.

NOTE 18 – ASPEN INTEREST ("OLYMPUS") BUYOUT
On April 1, 2021, the Company, using in part 576,000 shares of newly issued Series A Preferred Stock and in part proceeds from the Series A Private Placement, acquired the Aspen Interest.
The total consideration was a combination of the newly issued Series A Preferred Stock valued at the issuance price of $8.68 per share, or $5,000,000, plus an additional $2,000,000 in cash. A total of $7,000,000 was treated as a buyout of the Partners’ Deficits of the Limited Partner (i.e., Aspen Interest) as of April 1, 2021.
The following table details the Partners’ Deficit of the Aspen Interest as of April 1, 2021:

Limited Partners
Balance - December 31, 2020	$(1,336,784)
Net loss - three months ended March 31, 2021	(71,687)
Balance - April 1, 2021	$(1,408,471)

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the years ended December 31, 2022, and 2021, were as follows:

	December 31, 2022	December 31, 2021
Income tax payments	$—	$—
Interest payments	$9,636,505	$1,195,692
Supplemental non-cash investing and financing activities consisted of the following for the years ended December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Equipment financed with debt	$—	$45,793,381
Purchases of property, plant and equipment through finance leases	938,902	—
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	6,614,671	—
Operating lease right-of-use assets exchanged for lease liabilities	630,831	—
Reclassifications from deposits to property, plant and equipment	63,363,287	—
McClymonds arbitration award - paid by Q Power	5,038,122	—
Convertible note payment via warrants	3,340,078	—
Redemption of Series A convertible preferred shares	33,529,837	—
Return of miners to settle debt	39,008,651	—
Issued as part of financing:
Warrants - WhiteHawk	1,150,000	1,999,396
Warrants - convertible note	6,604,881	—
Common Class A shares - NYDIG	—	1,389,888
Warrants issued as part of stock registrations - B.Riley Warrants	—	780,472
Series A redeemable and convertible preferred stock - Aspen Interest buyout	—	5,000,000
Series A redeemable and convertible preferred stock units - Panther Creek Acquisition	—	38,315,520
Financed insurance premiums	5,484,449	6,890,509

NOTE 20 – TAX RECEIVABLE AGREEMENT
The Company entered into a Tax Receivable Agreement (“TRA”) with Q Power and an agent named by Q Power on April 1, 2021, (to which an additional holder was subsequently joined as an additional “TRA Holder” on March 14, 2023), pursuant to which the Company will pay the TRA Holders 85% of the realized (or, in certain circumstances, deemed realized) cash tax savings attributable to the tax basis step-ups arising from taxable exchanges of units and certain other items.
For the year ended December 31, 2022, a taxable exchange of Stronghold LLC units, together with a corresponding number of Class V common shares by Q Power for Class A common stock of the Company, resulted in adjustments to the tax basis of Stronghold LLC’s assets. Such step-ups in tax basis, which were allocated to Stronghold Inc., are expected to increase Stronghold Inc.’s tax depreciation, amortization and/or other cost recovery deductions, which may reduce the amount of tax Stronghold Inc. would otherwise be required to pay in the future. No cash tax savings have been realized by Stronghold Inc. with respect to these basis adjustments due to the Company’s estimated taxable losses, and the realization of cash tax savings in the future is dependent, in part, on estimates of sufficient future taxable income. As such, a deferred income tax asset has not been recorded due to maintaining a valuation allowance on the Company’s deferred tax assets, and no liability has been recorded with respect to the TRA in light of the applicable criteria for accrual.
Estimating the amount and timing of Stronghold Inc.’s realization of income tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when future redemptions actually occur. Accordingly, the Company has not recorded any deferred income tax asset or liability associated with the TRA.

NOTE 21 – INCOME TAXES
Subsequent to the Company’s incorporation, the Company and its indirectly-owned corporate subsidiaries, Clearfield and Leesburg, provide for income taxes under the asset and liability method. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities – specifically for the Company and its investment in Stronghold LLC – using enacted income tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established when management determines it is more likely than not that some portion, or all, of the deferred income tax assets will not be realized.
Prior to the Reorganization, Scrubgrass and Stronghold Power were structured as a limited partnership and limited liability company, respectively. Therefore, any taxable income or loss was included in the income tax returns of the individual owners. Accordingly, no recognition has been given to federal or state income taxes in the Company’s financial statements for the periods prior to the Reorganization.
For the years ended December 31, 2022, and 2021, the Company’s total income tax provision (benefit) of $0 differed from amounts computed by applying the United States federal income tax rate to pre-tax loss for the period primarily due to the net losses attributable to noncontrolling interests and due to maintaining a valuation allowance on the Company’s deferred income tax assets.
The components of the provision for income taxes for the years ended December 31, 2022, and 2021, were as follows:

Year ended December 31,
	2022	2021
Current income tax provision (benefit):
Federal	$—	$—
State	—	—
Total current income tax provision (benefit)	$—	$—
Deferred income tax provision (benefit):
Federal	$—	$—
State	—	—
Total deferred income tax provision (benefit)	$—	$—
Total income tax provision (benefit)	$—	$—
The provision for income taxes differs from the amounts computed by applying the United States federal income tax rate to pre-tax loss. A reconciliation of the statutory federal income tax amount to the recorded income tax provision (benefit) expense is detailed in the following table.

	Year ended December 31,
	2022	2021
Income tax expense (benefit) at 21% federal income tax rate	$(40,986,113)	$(5,723,619)
Income attributable to the pre-incorporation period	—	50,179
Income attributable to nontaxable noncontrolling interest	22,241,255	3,318,679
State income tax expense (benefit), net of federal tax effect	(3,495,720)	(752,955)
Change in valuation allowance	20,934,443	2,756,486
Change in state income tax rate	1,430,670	—
Other, net	(124,535)	351,230
Total income tax provision (benefit)	$—	$—

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2022, and 2021, were as follows:

	Year ended December 31,
	2022	2021
Net operating loss and other carryforwards	$25,852,100	$6,243,820
Investment in Stronghold LLC	15,068,075	3,999,780
Total deferred income tax assets	$40,920,175	$10,243,600
Valuation allowance	(40,920,175)	(10,243,600)
Net deferred income tax assets	$—	$—
Net deferred income tax assets (liabilities)	$—	$—

As of December 31, 2022, and 2021, the Company and its subsidiaries had no net deferred income tax assets or liabilities. Subsequent to the Company’s Reorganization in 2021, deferred taxes are provided on the difference between the Company’s basis for financial reporting purposes and basis for federal income tax purposes in its investment in Stronghold LLC.
On July 8, 2022, the state of Pennsylvania enacted HB 1342 (Act 53), which includes a gradual reduction to the state corporate income tax rate to 4.99% over the 2023 through 2031 period. The Company considered the impact of this legislation in the period of enactment and reduced the gross amount of its Pennsylvania deferred income tax assets to take into account the reduced statutory rate. There was no impact to deferred income tax expense or net deferred income tax assets due to the valuation allowance against the Company’s deferred income tax assets.
As of December 31, 2022, no deferred income tax asset or liability has been recorded with respect to the Company’s TRA with Q Power and other parties thereto because any basis-step generated by an exchange that triggers amounts potentially owed by the Company under the TRA (i.e., the redemption of Stronghold LLC units for shares of Class A common stock or cash) would be a component of a deferred income tax asset not more likely than not to be realized, as discussed further below. The Company has not yet realized cash tax savings with respect to basis step-ups resulting from any exchange, due to the Company’s estimated taxable losses.
As of December 31, 2022, the Company had federal net operating loss and interest expense carryforwards of approximately $113.8 million, which may be carried forward indefinitely to offset future taxable income, and state net operating loss carryforwards of approximately $43.2 million expiring in 2041 if not used. The Company incurred a tax net operating loss in 2022 due principally to Stronghold LLC’s tax deductions for accelerated depreciation, in addition to its pre-tax loss. As of December 31, 2022, the Company did not have any uncertain tax positions requiring recognition in its consolidated financial statements. The 2021 and 2022 tax years for the Company and the 2018 through 2022 tax years for Clearfield and Leesburg remain open to potential examination by tax authorities.
As of December 31, 2022, and 2021, the Company had a valuation allowance of approximately $40.9 million and $10.2 million, respectively, related to deferred income tax assets the Company does not believe are more likely than not to be realized. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. In addition, as of December 31, 2022, the Company determined that it sustained an ownership change as defined by IRC Section 382, which subjects the Company’s pre-change net operating losses and other carryforwards to annual limitation. Generally, the amount of the limitation is equal to the value of the company's stock immediately prior to the ownership change multiplied by an interest rate, referred to as the long-term tax-exempt rate, periodically promulgated by the IRS. The Company estimates that the amount of its losses generated prior to the ownership change that may be used annually subsequent to the change is approximately $2.1 million. Such annual limit may significantly impact the timing of utilization of the Company’s federal and state losses and other carryforwards.
The Company continues to evaluate the likelihood of the utilization of its deferred income tax assets, and, while the valuation allowance remains in place, the Company expects to record no deferred income tax expense or benefit. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of December 31, 2022, and 2021.

NOTE 22 – PREPAID INSURANCE
As of December 31, 2022, and 2021, the Company had an unamortized prepaid insurance balance of $4,877,935 and $6,301,701, respectively. The unamortized balance as of December 31, 2022, consisted of $4,080,241 to cover directors and officers insurance, including corporate reimbursement ("D&O Policy"), and various commercial property and risk coverages totaling $797,694. Effective October 20, 2022, the D&O Policy was renewed for 12 months. Refer to Note 28 – Financed Insurance Premiums for disclosure of the annual premiums and financing details. The Company's commercial property and risk coverages vary in policy term expirations and are renewable on an annual basis.

NOTE 23 – ACCRUED LIABILITIES
Other accrued liabilities consisted of the following as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Accrued legal and professional fees	$1,439,544	$1,457,727
Accrued interest	1,343,085	79,267
Accrued sales and use tax	5,150,659	2,609,664
Other	959,960	907,299
Total accrued liabilities	$8,893,248	$5,053,957

NOTE 24 – ACQUISITION
On July 9, 2021, the Company entered into a purchase agreement with Panther Creek Reclamation Holdings, LLC ("Panther Creek Reclamation"), a subsidiary of Olympus (the "Panther Creek Acquisition") to acquire all of the assets of Panther Creek Power Operating LLC (“Panther Creek”), comprised primarily of a coal refuse reclamation facility with 80 MW of net electricity generation capacity located near Nesquehoning, Pennsylvania (the "Panther Creek Plant"). Stronghold Inc. completed the Panther Creek Acquisition on November 2, 2021. The consideration for the Panther Creek Plant was approximately $3.0 million in cash ($2.192 million after deducting 50% of land closing costs agreed to be split with the seller) and 1,152,000 Stronghold LLC units, together with a corresponding number of shares of Class V common stock. Pursuant to the Redemption Right (as defined herein), each Stronghold LLC unit, combined with a corresponding share of Class V common stock, may be redeemed for one share of Class A common stock (or cash, in certain instances).
Furthermore, on November 5, 2021, the Company entered into a Registration Rights Agreement with Panther Creek Reclamation, whereby the Company agreed to register the 1,152,000 shares of Class A common stock that may be received upon the Panther Creek Redemption. In November 2022, these shares were redeemed for Class A common stock. Refer to Note 15 – Noncontrolling Interests for further details.
The transaction was analyzed in accordance with ASC 805, Business Combinations, to first determine whether the acquired assets constituted a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired assets do not constitute a business. If the assets acquired are not a business, then the reporting entity should record the transaction as an asset acquisition in accordance with ASC 805-50 (using the cost accumulation model, rather than the fair value model that applies to business combinations).
The following steps were performed to determine whether substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets:
Step 1. Combine the identifiable assets into a single identifiable asset. The Company concluded that none of the assets qualified for combination into a single identifiable asset per ASC 805-10-55-5B.
Step 2. Combine the assets into similar assets. The Company concluded that none of the assets qualified for combination as similar assets under ASC 805-10-55-5C.
Step 3. Measure the fair value of the gross assets acquired. The Company concluded that the gross assets acquired included consideration transferred in excess of the fair value of the net identifiable assets acquired (i.e., goodwill in a business combination), but it did not include goodwill resulting from the effects of deferred income tax liabilities, cash and cash equivalents or deferred income tax assets.
Step 4. Determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. The Company compared the fair value of the single identifiable asset (or group of similar assets) to the fair value of the gross assets acquired.
Based on the above analysis, substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets. As a result, the transaction met the screen test as outlined in ASC 805-10-55-5A through 55-5C and was treated as an asset acquisition.
The following represented the fair value of the identifiable assets and liabilities as of the acquisition date of November 2, 2021:

The purchase price allocation was as follows (in thousands):
Cash and cash equivalents	$491
Accounts receivable - trade	831
Prepaids and other current assets	429
Materials and supplies	1,559
Land and Rights of Way	1,727
Property, plant and equipment	43,782
Accounts payable	(2,943)
Accrued expenses	(298)
Due to related parties	(73)
Total identifiable assets and liabilities	$45,505
Total purchase consideration (1)	$45,505
(1) The $45.5 million purchase price consideration consisted of $38.316 million fair value of 1,152,000 Series A redeemable preferred units (registered for public sale), $2.192 million in cash (net of 50% of land closing costs $0.808 million), $0.501 million in asset retirement obligations, $0.218 million in assumed notes payable, $0.613 million in purchase related legal and professional fees, and $3.665 million related to the settlement of various existing relationship payables (partially offset by receivables).

NOTE 25 – VARIABLE PREPAID FORWARD SALES CONTRACT DERIVATIVE
On December 15, 2021, the Company entered into a Forward Sale with NYDIG Trading providing for the sale of 250 Bitcoin (the “Sold Bitcoin”) at a floor price of $28,000 per Bitcoin (such sale, the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid the Company $7.0 million, an amount equal to the floor price per Bitcoin (the “Initial Sale Price”) on December 16, 2021, times the 250 Bitcoin provided for sale.
On March 16, 2022, the Company executed additional option transactions. The net effect of those transactions was to adjust the capped final sale price to $50,000 from $85,500 per Bitcoin, resulting in $970,000 of proceeds to the Company.
On July 27, 2022, the Company exited the Variable Prepaid Forward Sales Contract Derivative with NYDIG Trading. As a result, the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading. In return, the Company received $220,000 of cash and was relieved of its derivative liability. For the years ended December 31, 2022, and 2021, the Company recognized a gain (loss) from changes in the fair value of the forward sale derivative of $3,435,639 and $(116,488), respectively.
On September 24, 2022, the Forward Sale was settled and Sold Bitcoin was sold to NYDIG Trading at a price equal to the market price for Bitcoin on September 23, 2022, less the Initial Sale Price of $7.0 million, subject to a capped final sale price of $85,500 per Bitcoin.
As a result of the embedded price floor and cap mechanisms, this transaction was considered a compound derivative instrument subject to fair value remeasurement each reporting period. To determine the fair value, the Company used a Black-Scholes option pricing model to assess the combined net value of the embedded call and put features. The Company did not formally designate this instrument as a hedge, and as such, changes in the fair value of the compound derivative instrument were recorded as "changes in fair value of forward sale derivative" within other income (expense) in the consolidated statements of operations.

NOTE 26 – INITIAL PUBLIC OFFERING
On October 19, 2021, by unanimous written consent, the Board and a newly-formed Pricing Committee approved the issuance and sale of the Company's Class A common stock, par value $0.0001 per share, in an initial public offering (the "IPO") to be underwritten by a group of underwriters to be named in the underwriting agreement dated October 19, 2021, by and among the Company and B. Riley Securities, Inc. and Cowen and Company, LLC, as representatives of the other underwriters named therein (the "Underwriting Agreement"). The Board unanimously approved the issuance and sale by the Company in the IPO of up to 7,690,400 shares of Class A common stock (which included 6,687,305 firm shares and up to 1,003,095 shares of Class A common Stock that may be issued and sold to cover over allotments, if any) through the Underwriters, for a price to the public per share of $19.00, less underwriting discounts and commissions of $1.33 per share, as more fully set forth in the Underwriting Agreement. Total net proceeds raised, after deducting underwriting discounts and commissions and estimated offering expenses, were $131.5 million.

NOTE 27 – HOSTING SERVICES AGREEMENT
On August 17, 2021, Stronghold LLC entered into a Hosting Services Agreement with Northern Data PA, LLC ("Northern Data") whereby Northern Data agreed to construct and operate a colocation data center facility located on the Scrubgrass Plant (as defined below) (the "Hosting Agreement"), the primary business purpose of which was to provide hosting services and support cryptocurrency miners. In October 2021, the final deposit owed to Northern Data was paid, and Northern Data began to deliver the 9,900 miners committed in the Hardware and Purchase Agreement dated April 14, 2021. On March 28, 2022, the Company restructured the Hosting Agreement to obtain an additional 2,675 miners at a cost of $37.5 per terahash (to be paid five months after delivery) and temporarily reduced the profit share for Northern Data while incorporating performance thresholds until the data center build-out was complete. On August 10, 2022, the Company and Northern Data terminated the provision of the restructured Hosting Agreement related to the additional 2,675 miners. As a result, the Company neither made payment for such additional miners nor obtained title to such additional miners.
The Company determined the arrangement with Northern Data met the definition of a lease under Topic 842 and also determined the proper accounting for this lease. The company recorded lease expense related to the variable payments for Northern Data's profit share as Bitcoins are mined each period. Once operational, after deducting an amount equal to $0.027 per kilowatt hour for the actual power used, 65% of all cryptocurrency revenue generated by the miners in Northern Data's pods were payable to the Company, and 35% of all cryptocurrency revenue generated by the miners were payable to Northern Data or its designee and recorded as a lease expense.
On September 30, 2022, the Company entered into a settlement agreement with Northern Data (the "Settlement Agreement") whereby the Hosting Agreement was mutually terminated. Pursuant to the Settlement Agreement, for a term of two years until October 1, 2024, the Company has the right to lease from Northern Data for its exclusive use, access and operation of (i) 24 Northern Data manufactured pods capable of supporting approximately 550 Bitcoin miners each for an aggregate amount of approximately 13,200 available slots and (ii) four Strongboxes that the Company previously sold to Northern Data capable of supporting approximately 264 Bitcoin miners each for an aggregate of approximately 1,056 mining slots for $1,000 annually. Following the Settlement Agreement, the revenue share is no longer applicable for miners in the Northern Data pods or Strongboxes, and the Company now receives 100% of the profits generated by Bitcoin miners in the Northern Data pods and Strongboxes. At the end of the two-year term of the Settlement Agreement, the Company has the option, but not the obligation, to purchase the Northern Data pods and Strongboxes for an amount between $2 million and $6 million based on the prevailing hash price at the time, net of a maximum of $1.5 million of expenditures that the Company has the option to use to upgrade the Northern Data pods throughout the two-year term.
Pursuant to the Settlement Agreement, the Company will pay Northern Data an aggregate amount of $4.5 million as follows: (i) $2.5 million to Northern Data not later than October 3, 2022, which amount was paid to Northern Data in full on October, 3, 2022; (ii) $1.0 million to Northern Data not later than October 31, 2022, which amount was paid to Northern Data in full on October 31, 2022; and (iii) $1.0 million to Northern Data not later than November 30, 2022, which amount was paid to Northern Data in full on November 30, 2022. The Company recorded the settlement costs of $4.5 million in September 2022, partially offset by the elimination of approximately $2.6 million of payables to Northern Data. The net impact of $1.9 million was recorded as operations and maintenance expense on the consolidated statement of operations for the year ended December 31, 2022.

NOTE 28 – FINANCED INSURANCE PREMIUMS
Effective October 20, 2022, the Company renewed its director and officer insurance policy for an additional 12 months with annual premiums totaling $5,484,449. On November 8, 2022, the Company executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC over a term of nine months, with an annual interest rate of 9.460%, that financed the payment of the total premiums owed. The agreement required a $750,000 down payment, with the remaining $4,734,449 plus interest to be paid over nine months. As of December 31, 2022, the unpaid balance was $4,208,399.
Effective September 10, 2022, the Company entered into a commercial property insurance policy with annual premiums totaling $367,493. The Company executed a Commercial Premium Finance Agreement with AON Premium Finance, over a term of eleven months, with an annual interest rate of 7.460%, that financed the payment of the total premiums owed. As of December 31, 2022, the unpaid balance was $246,487.
Effective April 29, 2022, the Company entered into a commercial property insurance policy with annual premiums totaling $523,076. The Company executed a Commercial Premium Finance Agreement with AFCO Premium Credit LLC, over a term of eleven months, with an annual interest rate of 5.99%, that financed the payment of the total premiums owed. The agreement required a $44,793 down payment, with the remaining $478,283 plus interest to be paid over eleven months. As of December 31, 2022, the unpaid balance was $133,049.

NOTE 29 – PRIVATE PLACEMENTS
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
In connection with the 2022 Private Placement, the Company undertook to negotiate with the Purchasers and to file a certificate of designation (“Series C Preferred Certificate of Designation”) with the State of Delaware, following the closing of the 2022 Private Placement, for the terms of a new series of preferred stock (the “Series C Preferred Stock”).
In connection with the 2022 Private Placement, the May 2022 Warrants were issued pursuant to the Warrant Agreement. The May 2022 Warrants are subject to mandatory cashless exercise provisions and have certain anti-dilution provisions. The May 2022 Warrants are exercisable for a five-year period from the closing.
The issuance of the May 2022 Notes was within the scope of ASC 480-10 and, therefore, was initially measured at fair value (consistent with ASC 480-10-30-7). Additionally, under the guidance provided by ASC 815-40-15-7, the Company determined that the May 2022 Warrants were indexed to the Company's stock. As a result, the May 2022 Warrants were initially recorded at their fair value within equity. The May 2022 Notes were valued using the gross yield method under the income approach. As of the issuance date of May 15, 2022, a calibration analysis was performed by back solving the implied yield associated with the May 2022 Notes, such that the total value of the May 2022 Notes and the May 2022 Warrants equaled the purchase amount. The calibrated yield was then rolled forward for changes to the risk-free rate and option-adjusted spreads to the August 16, 2022, valuation date to value the May 2022 Notes.
On August 16, 2022, the Company entered into the Purchase Agreement Amendment, by and among the Company and the Purchasers, whereby the Company agreed to amend the Purchase Agreement such that $11.25 million of the outstanding principal was exchanged for the Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 of May 2022 Warrants was reduced from $2.50 to $0.01. As a result of the reduction of the warrant strike price, the Company recorded a loss on extinguishment of $13,380,511. After giving effect to the principal reduction and amended and restated warrants, the Company was to continue to make subsequent monthly, payments to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company was able to elect to pay each such payment (A) in cash or (B) in shares of Common Stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
As described in Note 6 – Debt, on December 30, 2022, the Company entered into an exchange agreement with the Holders of the Company’s Notes, providing for the exchange of the Notes for shares of the Company’s newly-created Series C Preferred Stock. On February 20, 2023, the Exchange Transaction was consummated, and the Notes were paid in full and terminated in exchange for the issuances of the shares of Series C Preferred Stock.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements (the "Purchase Agreements") with Armistice Capital Master Fund Ltd. (“Armistice”) and Greg Beard, the Company's Chairman and Chief Executive Officer (together with Armistice, the “September PIPE Purchasers”), for the purchase and sale of 2,274,350 and 602,409 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $1.60 and $1.66, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share (subject to certain adjustments). Subject to certain ownership limitations, such warrants were exercisable upon issuance and will be exercisable for five and a half years commencing on the date of issuance. Armistice also purchased the pre-funded warrants for 2,725,650 shares of Class A common stock (the "Pre-Funded Warrants") at a purchase price of $1.60 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds from the sale of such securities, before deducting offering expenses, was approximately $9.0 million.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the consolidated statements of operations. The fair value of the warrant liabilities was estimated as of December 31, 2022, using a Black-Scholes model with significant inputs as follows:

December 31, 2022
Expected volatility	130.9%
Expected life (in years)	5.5
Risk-free interest rate	4.0%
Expected dividend yield	0%
Fair value	$2,131,959

NOTE 30 – SUBSEQUENT EVENTS
On February 6, 2023, Stronghold entered into a two-year hosting agreement with Foundry Digital LLC, replacing the previous hosting agreement entered into on November 7, 2022. The new Foundry hosting agreement covers the same Bitcoin mining rigs as the prior hosting agreement, representing approximately 4500 miners with total hash rate capacity of approximately 420 PH/s. Pursuant to the new Foundry hosting agreement, Foundry will participate fully in the Company's vertically integrated business model at the Panther Creek Plant.
On March 28, 2023, the Company and Stronghold LLC entered into a Settlement Agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a Promissory Note in the amount of $3.5 million (the "B&M Note") and a Stock Purchase Warrant for the right to purchase from the Company 3,000,000 shares of Class A Common Stock (the B&M Warrant"). The B&M note has no definitive payment schedule or term. Pursuant to the Settlement Agreement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the Settlement Agreement included a mutual release of all claims. Pursuant to the B&M Warrant, the Company agreed to enter into a registration rights agreement with B&M for the shares underlying the B&M warrants no later than April 4, 2023. Simultaneous with the Settlement Agreement, the Company and each of its subsidiaries entered into a Subordination Agreement with B&M and WhiteHawk Capital Partners LP ("WhiteHawk Capital") pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M pursuant to the

B&M Note, Settlement Agreement and otherwise shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk pursuant to the Credit Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) ). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonable assurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Annual Meeting of Stockholders
Our 2023 Annual Meeting of Stockholders is currently expected to be held on June 15, 2023 (the "2023 Annual Meeting of Stockholders"). In light of public health concerns related to the COVID-19 pandemic, and to help protect the safety of our shareholders, directors, employees, and other participants, the Company's annual meeting may be conducted in a virtual-only format to the extent permitted by applicable law.

Board Observer Agreement
In connection with the Credit Agreement, we agreed to provide the administrative agent with the right to designate a non-voting board observer to the Board. On March 27, 2023, we entered into a Board Observer Agreement providing for certain rights and obligations with respect to an observer to attend meetings of the Board.
Spence Resignation
On March 29, 2023, William Spence announced his resignation from the Board and his role as co-chairman. The Company and Mr. Spence are in discussions to enter into a consulting arrangement whereby Mr. Spence will provide certain services related to fly ash, carbon sequestration and fuel sources.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors. The biographies of the executive officers and directors of the Company listed below as of the date hereof are incorporated by reference from Part I of this report.

Name	Age	Position

Gregory A. Beard	51	Chief Executive Officer, President and Chairman of the Board

Matthew J. Smith	45	Chief Financial Officer

Richard J. Shaffer	47	Senior Vice President - Asset Manager

Sarah P. James	40	Director

Thomas J. Pacchia	39	Director

Thomas R. Trowbridge, IV	48	Director

Indira Agarwal	47	Director

Thomas Doherty	64	Director
Family Relationships
There are no family relationships among any of our directors or executive officers.
Involvement in Certain Legal Proceedings
There have been no events under any bankruptcy act, no criminal proceedings and no judgements, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers during the past five years.
Insider Trading Policy
The Company has adopted an Insider Trading Policy which is applicable to directors, officers, employees and consultants of the Company.
Financial Code of Ethics
The Company has adopted a Financial Code of Ethics (“Code of Ethics”) which is applicable to all of our employees, including our principal executive officer, financial officer and accounting officer, or persons performing similar functions. The Code of Ethics is posted on our website at www.strongholddigitalmining.com. In the event that we make any amendments to or waivers from the Code of Ethics, we will disclose the amendment or waiver, and the reasons for such, on our website.
Audit Committee
The Company has a separately-designated Audit Committee. Our Audit Committee is composed of Ms. Agarwal, Mr. Doherty and Mr. Pacchia, with Ms. Agarwal serving as Chair of the committee. Our Board has determined that each member of the committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. In addition, our Board has determined that Ms. Agarwal is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose on Ms. Agarwal any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board. A copy of the Audit Committee’s Charter is available at www.ir.strongholddigitalmining.com.

The Audit Committee is responsible for, among other matters:

•	Overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements;

•	Assisting the Board in fulfilling its oversight responsibilities regarding the:

•	Integrity of the Company’s financial statements;

•	Company’s compliance with legal and regulatory requirements;

•
Qualifications, independence and performance of the independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company (the “independent registered public accounting firm”); and

•	Effectiveness and performance of the Company’s internal audit function;

•
Annually preparing an Audit Committee Report and publishing the report in the Company’s Proxy Statement or Annual Report on Form 10-K, as applicable, in accordance with applicable rules and regulations; and

•	Performing such other functions as the Board may assign to the Audit Committee from time to time.
Nominating Committee
Our Nominating and Governance Committee is composed of Ms. James, Mr. Trowbridge and Mr. Doherty, with Ms. James serving as Chair of the committee. A copy of the Committee’s Charter is available at www.ir.strongholddigitalmining.com.
The Nominating and Governance Committee is responsible for, among other matters:

•	Advising the Board and make recommendations regarding appropriate corporate governance practices and assist the Board in implementing those practices;

•
Assisting the Board by identifying individuals qualified to become members of the Board, consistent with the criteria approved of by the Board, and recommending director nominees to the Board for election at the annual meetings of stockholders or for appointment to fill vacancies on the Board;

•	Advising the Board about the appropriate composition of the Board and its committees;

•	Leading the Board in the annual performance evaluation of the Board and its committees, and of management;

•	Directing all matters relating to the succession of the Company’s Chief Executive Officer (“CEO”); and

•	Performing such other functions as the Board may assign to the Nominating and Governance Committee from time to time.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC and may contain statements regarding future individual and company performance targets and goals. These targets and goals should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.
We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year.
Overview
This section discusses the material components of the executive compensation program for our Chief Executive Officer and our next two most highly compensated officers other than our Chief Executive Officer (collectively, our “Named Executive Officers”) for the fiscal year ended December 31, 2022. For the fiscal year ended December 31, 2022, our Named Executive Officers and their positions were as follows:

•Gregory A. Beard - Chief Executive Officer and Co-Chair of Board
•Matthew J. Smith - Chief Financial Officer
•Richard J Shaffer - Senior Vice President, Asset Management
•Ricardo Larroudé - Former Chief Financial Officer
We entered into a transition and separation agreement with Mr. Ricardo Larroudé, our former Chief Financial Officer. The terms and conditions of these arrangements are described further in the section below.
The compensation of our Named Executive Officers has consisted of a base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below. Our Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances in accordance with the terms of their employment arrangements.
Summary Compensation Table
The following table summarizes the compensation paid to, awarded to, or earned by the Named Executive Officers for our last two completed fiscal years.

Name and Position	Year	Salary	Bonus	Stock Awards(4)	Option Awards(5)	Other Compensation(6)	Total
Gregory A. Beard (1) Chief Executive Officer and Co-Chair	2022	$493,615	$—	$—	$—	$—	$493,615
	2021	$230,769	$—	$—	$4,351,555	$—	$4,582,324
Matthew J. Smith (2) Chief Financial Officer	2022	$213,461	$300,000	$1,131,348	$—	$—	$1,644,809
Richard J. Shaffer Senior Vice President- Asset Management	2022	$142,671	$30,498	$88,448	$—	$7,912	$269,529
	2021	$144,561	$—	$—	$635,050	$6,149	$785,760
Ricardo Larroudé (3) Former Chief Financial Officer	2022	$94,216	$—	$—	$—	$—	$94,216
	2021	$116,501	$350,000	$—	$1,283,367	$—	$1,749,868

(1)	In an effort to align Mr. Beard’s compensation with that of the stockholders, on November 7, 2022, Mr. Beard agreed to separate his $600,000 annual salary to a cash salary of $58,500 per year and $542,000 in equity compensation. While Mr. Beard’s cash salary has been adjusted as of November 7, 2022, no equity has been paid to Mr. Beard.

(2)	Mr. Smith was appointed as our Chief Financial Officer effective April 18, 2022.

(3)	Mr. Larroudé resigned as our Chief Financial Officer effective April 17, 2022, and officially terminated his employment with us on May 15, 2022.

(4)	The amounts reported in the Stock Awards column represent the grant date fair value of the restricted stock units ("RSU") and performance share unit ("PSU") awards granted in fiscal year 2022 as computed in accordance with FASB ASC Topic 718. Only Mr. Smith received PSU awards during 2022. Mr. Smith was granted 250,000 PSUs with a grant date fair market value of $1,131,348. Based on certain goal achievements, Mr. Smith can earn between 0 and 3 times the amount of shares based on the Company’s performance. During 2023, Mr. Smith’s PSUs were cancelled.

(5)	The amounts reported in the Options Awards column represent the grant date fair value of the stock options granted to the Named Executive Officers in fiscal year 2021 as computed in accordance with FASB ASC Topic 718. No stock options were granted to the Named Executive Officers during 2022. During 2023, all stock options held by our Named Executive Officers were cancelled.

(6)	All of our employees, including our Named Executive Officers, are eligible to participate in our 401(k) plan. The amounts reported in the Other Compensation column for each Named Executive Officer represent matching contributions made to each of our Named Executive Officers in 2022.
Narrative to the Summary Compensation Table
Employment Agreements/Offer Letters
We currently do not have a formal employment agreement or offer letter with Mr. Shaffer. We did not have a formal employment agreement or offer letter with Mr. Larroudé, but in connection with his resignation as Chief Financial Officer effective April 17, 2022, we entered into a transition and separation agreement, as described below. On July 8, 2021, Mr. Beard executed an offer letter with the Company, which provides for at-will employment and sets forth an annualized base salary of $600,000 and Mr. Beard’s eligibility to participate in the Company’s benefit plans. In connection with his offer letter, Mr. Beard also entered into a confidentiality, intellectual property, arbitration and non-solicitation agreement, effective January 1, 2021. On November 7, 2022, Mr. Beard agreed to receive his salary of $600,000 in the form of a cash salary of $58,500 and equity grants totaling $542,000 paid in quarterly installment in arrears in immediately vested stock.
Mr. Smith executed an offer letter to become the Company’s Chief Financial Officer (the “Offer Letter”) on April 14, 2022, and currently serves as the Company’s Chief Financial Officer, effective as of April 18, 2022 (the “Effective Date”). Under the Offer Letter, Mr. Smith is entitled to receive (i) an annual salary of $300,000; (ii) an initial equity award of 200,000 RSUs, vesting in equal amounts each month over three (3) years; (iii) an initial equity award of 200,000 PSUs, vesting in equal amounts each quarter over three (3) years which may be settled into shares of Class A Common Stock in an amount of zero (0) to three (3) times the number of performance share units granted based on extent to which certain financial metrics set forth in the Offer Letter are achieved; (iv) and an annual equity award grant, subject to the approval of the Company’s Compensation Committee, in a mix of stock options, restricted stock, restricted stock units and/or PSUs consistent with those granted to other executive officer equity participants. In connection with his appointment as Chief Financial Officer, Mr. Smith has resigned as a member and the Chairperson of both the Audit and Compensation Committees of the Company.
If Mr. Smith is terminated without Cause or for Good Reason (each as defined in the Offer Letter) within eighteen (18) months of the Effective Date, Mr. Smith is eligible to receive the sum of one year’s salary, a pro rata share of his annual bonus, reimbursement for the cost of continued coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), premiums for one year, and additional vesting of his restricted stock units as set forth in the Offer Letter, subject to the execution and non-revocation of a general release of claims. If Mr. Smith is terminated without Cause or for Good Reason within 60 days following a change in control that is consummated within 18 months following the Effective Date, Mr. Smith is eligible to receive the sum of one year’s salary, one times the annual bonus for the year of termination plus any earned but not paid bonus for prior year, a lump sum amount equal to of the cost of COBRA premiums for 18 months, and accelerated vesting of 50% of the unvested RSUs, subject to the execution and non-revocation of a general release of claims.
Mr. Smith is also eligible to receive benefits and perquisites, consistent with those other executive officers are eligible to receive, including life and health insurance benefits, and participation in a qualified 401(k) savings plan. Mr. Smith recused himself from Compensation Committee discussions about his salary and benefits. The foregoing description of the Offer Letter is qualified in its entirety by reference to the Offer Letter, including exhibits thereto, a copy of which is filed as an exhibit to a prior Company filing.
Separation Agreement with Mr. Larroudé
On April 14, 2022, we entered into a transition and separation agreement and general release of claims with Mr. Larroudé (the “Separation Agreement”) pursuant to which Mr. Larroudé resigned as the Company’s Chief Financial Officer effective April 17, 2022, and was required to leave the Company no later than May 15, 2022 (the last day of his employment, the “Separation Date”).
Subject to the terms of the Separation Agreement, Mr. Larroudé was eligible to receive: a cash payment of $129,330 plus unused vacation days as of the Separation Date, 92,975 shares of fully vested common stock, full vesting of all outstanding Company options, and reimbursement of the Company’s portion of COBRA premiums for twelve (12) months following the Separation Date, as well as waiver of certain non-competition and non-solicitation terms. The Separation Agreement also included release, non-disparagement, and continued cooperation provisions. Mr. Larroudé received his current salary and benefits through the Separation Date. The foregoing description of the Separation Agreement is qualified in its entirety by reference to the Separation Agreement, including exhibits thereto, a copy of which will be filed as an exhibit to a subsequent Company filing.
Base Salary
The Company provided payment of a base salary for each of our Named Executive Officers for fiscal year 2022. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting each Named Executive Officer’s skill set, experience, role, responsibilities and contributions. The annualized base salaries for our Named Executive Officers during 2022 were Mr. Beard $600,000, Mr. Smith $300,000, and Mr. Shaffer $156,291.
Annual Bonuses
The annual bonus payable to each Named Executive Officer, if any, is intended to provide a fixed component of compensation reflecting each Named Executive Officer’s skill set, experience, role, responsibilities and contributions. The annual bonuses for our Named Executive Officers during 2022 were Mr. Beard $0, Mr. Smith $300,000, and Mr. Shaffer $30,498.
Equity Compensation
2021 Long Term Incentive Plan
Prior to our IPO, we adopted the Stronghold Digital Mining, Inc. 2021 Long Term Incentive Plan (the "Initial LTIP") pursuant to which we granted stock options to employees and officers of the Company and our affiliates. Our Named Executive Officers were eligible to participate in the Initial LTIP and were granted stock options. The Initial LTIP was administered by our board of directors. Following our IPO, no further awards can be granted under the Initial LTIP.
Restrictive Covenants
Under the stock option award agreement pursuant to which Messrs. Beard and Shaffer entered into in connection with stock options granted in fiscal year 2021, each Named Executive Officer entered into restrictive covenants including non-disclosure, non-solicit and non-compete covenants. These restrictive covenants apply to the Named Executive Officer throughout their employment or service and through the first anniversary of their termination. In addition, each Named Executive Officer covenanted to devote his full business attention to the Company upon the occurrence of a change in control for a period of one year following such change in control. If an Named Executive Officer violates these restrictive covenants, the Company has the right to cause automatic forfeiture of the outstanding stock options, in addition to all other remedies available in law or equity.
In addition to the stock options granted under the Initial LTIP, certain of the Company’s employees, including Messrs. Larroudé and Shaffer, were granted equity-based awards in Q Power. Under the associated award agreements, Messrs. Larroudé and Shaffer entered into restrictive covenants including non-disclosure, non-solicit and non-compete covenants. These restrictive covenants apply to Messrs. Larroudé and Shaffer so long as they are employed by Q Power, the Company or any of their respective affiliates and through the first anniversary of their termination. Similarly to the stock option grants discussed above, if Messrs. Larroudé and Shaffer violate these restrictive covenants, Q Power has the right to cause an automatic forfeiture of the outstanding equity interests, in addition to all other remedies available in law or equity.
Omnibus Incentive Plan
In connection with our IPO, we adopted the Stronghold Digital Mining, Inc. Omnibus Incentive Plan (the “OIP”), which provides the Company with the ability to grant awards to employees, consultants and directors. Our Named Executive Officers are eligible to participate in the OIP. The OIP provides that we may grant options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including our Named Executive Officers, with those of our stockholders.
Other Compensation Benefits
We currently provide broad-based welfare benefits that are available to all of our employees, including our Named Executive Officers, and include health, dental, life, vision and short- and long-term disability insurance.
In addition, we maintain, and the Named Executive Officers participate in, a 401(k) plan, which is intended to be qualified under Section 401(a) of the Code and provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis, and we match 100% of an employee’s contributions up to 3% of the employee’s eligible earnings. Employees’ pre-tax contributions and our matching contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions.
Outstanding Equity Awards at Fiscal Year End

The following reflects information regarding outstanding equity-based awards held by the Named Executive Officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Greg Beard	349,500	485,700	9.33	9/2/31	--	--	--	--
Matthew Smith	28,800	--	21.29	11/21/31
					208,542	91,578
							161,539	71,077
RJ Shaffer	51,120	71,658	9.33	9/2/31
					19,316	8,499	--	--
Ricardo Larroudé	--	--	--	--	--	--	--	--
Director Compensation
We believe that attracting and retaining qualified non-employee directors is critical to our future growth and governance. Our non-employee director compensation policy provides the following cash and equity-based incentive awards and other benefits to our non-employee directors:
•An initial equity grant of 10,000 stock options
•An annual retainer equal to $100,000, which is paid in fully-vested shares of our Class A Common Stock on a quarterly basis in arrears
•Once a non-employee director obtains exposure to our Class A Common Stock of $500,000 or greater, a director may choose to receive the annual retainer in USD or any other currency (including Bitcoin); and
•Reimbursement for travel expenses and other reasonable out-of-pocket expenses.
On March 22, 2022, we amended the Compensation Policy to better align it with peer companies. The Compensation Policy now provides the following cash and equity-based incentive awards:
•An annual cash retainer of $55,000;
•Committee chairperson retainers in the following amounts by committee: $20,000 (Audit); $17,500 (Compensation); and $13,750 (Nominating and Corporate Governance);
•An annual equity award equal to $100,000, which is paid in fully-vested shares of our Class A Common Stock on a quarterly basis in arrears; and
•Reimbursement for travel expenses and other reasonable out-of-pocket expenses.
To further align the interests of Mr. Spence with the interests of our stockholders and to further focus Mr. Spence on our long-term performance, on September 3, 2021, Mr. Spence, as co-chairman of the board, was granted stock options to purchase 835,200 shares of our Class A Common Stock. Under the stock option award agreement Mr. Spence entered into restrictive covenants including non-disclosure, non-solicit and non-compete covenants. These restrictive covenants apply to Mr. Spence throughout his service and through the first anniversary of his separation from service. In addition, Mr. Spence covenanted to devote his full business attention to the Company upon the occurrence of a change in control for a period of one year following such change in control. If Mr. Spence violates these restrictive covenants, the Company has the right to cause automatic forfeiture of the outstanding stock options, in addition to all other remedies available in law or equity. The vesting of outstanding stock options did not accelerate in connection with the IPO.
Under the OIP, in a single calendar year, a non-employee director may not be granted awards for such individual’s service on our board of directors having a value in excess of $750,000. Additional awards may be granted for any calendar year in which a non-employee director first becomes a director, serves on a special committee of our board of directors, or serves as lead director. This limit does not apply to cash fees or awards granted in lieu of cash fees.

The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2022. We also reimbursed our non-employee directors for their business expenses incurred in connection with their performance of services.

Name	Fees Earned or Paid in Cash(4)	Stock Awards	Total
William B. Spence (1)	$600,000	$0	$600,000
Indira Agarwal (2)	$52,192	$50,000	$102,192
Sarah P. James	$53,599	$95,000	$148,599
Thomas J. Pacchia	$42,879	$95,000	$137,879
Matthew Smith (3)	$72,116	$20,000	$92,115
Thomas Trowbridge, IV	$55,057	$95,000	$150,057

(1)	Mr. Spence is paid for his service to the Company through a management agreement between Mr. Spence and Q Power.

(2)	Ms. Agarwal was appointed to the board on April 22, 2022.

(3)
Effective April 18, 2022, Mr. Smith was appointed as Chief Financial Officer of the Company and was compensated as set forth above as an employee of the Company. While Mr. Smith remains a member of the Board of Directors, his compensation is based solely on his position as Chief Financial Officer. Prior to his appointment as Chief Financial Officer, Mr. Smith was compensated as a non-employee director.

(4)	The amounts reported in the Fees Earned or Paid in Cash column represent cash compensation earned in 2022 for Board and committee service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The table below provides information about the beneficial ownership of voting stock as of March 1, 2023, by each person known by the Company to beneficially own more than 5% of the outstanding shares of any class or series of the voting stock as well as by each person who has been a director, director nominee or named executive officer (and each associate thereof) at any time since the beginning of the last fiscal year and by all directors and executive officers as a group. On March 1, 2023, there were 41,046,186 shares of Class A Common Stock and 26,057,600 shares of Class V Common Stock outstanding.
The amounts of Class A Common Stock and Class V Common Stock beneficially owned are reported on the bases of regulations of the SEC governing the determination of beneficial ownership of securities. With respect to executive officers, the amounts below reflect grants made and cancellation of other grants to the executive officers on March 15, 2023. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Except as otherwise noted, the person or entities listed below have sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them, except to the extent this power may be shared with a spouse. All information with respect to beneficial ownership has been furnished by the respective 5% or more stockholders, directors and director nominees or executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is 595 Madison Avenue, 28th Floor, New York, New York 10022.

Name of Beneficial Owner	Number of Shares of Class A Common Stock	Percentage of Class A Common Stock	Number of Shares of Class V Common Stock	Percentage of Class V Common Stock	Percentage of Voting Stock(1)
Principal Stockholders:
Q Power LLC(2)	14,400	*	26,057,600	100%	45.13%

WhiteHawk Finance LLC(3)	3,519,443	9.99%	—	—	5.74%
Adage Capital Partners L.P. and its affiliates(4)	3,184,037	9.99%	—	—	5.57%
Armistice Capital, LLC(5)	3,266,973	9.99%	—	—	5.56%
Continental General Insurance Company and its affiliates(6)	2,610,080	%	—	—	4.52%
Directors and Named Executive Officers:
Gregory A. Beard(2)	2,744,952	6.69%	26,057,600	100%	42.92%
William B. Spence(2)(7)	1,432,000	3.49%	26,057,600	100%	40.97%
Matthew J. Smith	854,536	2.08%	—	—	1.27%
Richard J. Shaffer(8)	148,395	*	—	—	*
Riccardo Larroude(9)	82,646	*			*
Indira Agarwal	73,621	*	—	—	*
Sarah P. James(10)	201,352	*	—	—	*
Thomas J. Pacchia(11)	204,183	*	—	—	*
Thomas R. Trowbridge, IV(12)	106,479	*	—	—	*
Thomas Doherty	—	—	—	—
Directors and Executive Officers as a Group (9 Persons)(13)	5,848,164	14.25%	26,057,600	100%	47.55%

*	Less than 1%.

(1)	Represents percentage of voting power of our Class A Common Stock and Class V Common Stock voting together as a single class.

(2)
As of the Record Date, Q Power LLC has shared voting power and shared dispositive power over 26,072,000 shares of Common Stock, consisting of 14,400 shares of Class A Common Stock and 26,057,600 shares of Class V Common Stock. Messrs. Beard and Spence serve as the Managing Members of Q Power LLC (“Q Power”). As Managing Members, Messrs. Beard and Spence possess all voting and investment power over the shares of Common Stock held by Q Power. Such persons may be deemed to beneficially hold the shares held by Q Power. Each of Messrs. Beard and Spence disclaims beneficial ownership of the securities owned by Q Power except to the extent of his pecuniary interest therein, if any. This amount does not include shares beneficially owned directly by Messrs. Beard and Spence. The mailing address of Q Power is 2151 Lisbon Road, Kennerdell, PA 16374.

(3)
As described in that certain Schedule 13G, filed with the SEC on November 7, 2022. As of the Record Date, to the extent known by the Company, WhiteHawk Finance LLC may be deemed to beneficially own, and have sole voting power and sole dispositive power over, 3,519,443 shares of Class A Common Stock, representing 9.99% of the outstanding shares of Class A Common Stock as of such time assuming the exercise of warrants held by WhiteHawk Finance LLC. WhiteHawk Finance LLC disclaims beneficial ownership, except to the extent of its pecuniary interests therein. The principal business office of WhiteHawk Finance LLC is 11601 Wilshire Boulevard, Suite 1250, Los Angeles, California 90025.

(4)
As described in that certain Schedule 13G, filed with the SEC on February 9, 2023, reporting 162,034 shares of Class A Common Stock issuable on the exercise of warrants held by Adage Capital Partners L.P. As of the Record Date, the following reporting persons may be deemed to beneficially own 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants), representing 9.99% of the outstanding shares of Class A Common Stock as of such time assuming the exercise of such warrants: (i) Adage Capital Partners L.P. has shared voting power and shared dispositive power over 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants), (ii) Adage Capital Partners GP, L.L.C., as the general partner of Adage Capital Partners L.P., has shared voting power and shared dispositive power over 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants), (iii) Adage Capital Advisors, L.L.C., as the managing member of Adage Capital Partners GP, L.L.C., has shared voting power and shared dispositive power over 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants), (iv) Robert Atchinson, as a managing member of Adage Capital Advisors, L.L.C., has shared voting power and shared dispositive power over 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants) and (v) Phillip Gross, as a managing member of Adage Capital Advisors, L.L.C., has shared voting and shared dispositive power over 3,184,037 shares of Class A Common Stock (including 162,034 shares of Class A Common Stock issuable upon exercise of warrants). Each of Adage Capital Partners L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross disclaims beneficial ownership, except to the extent of their respective pecuniary interests therein. The principal business office of each of Adage Capital Partners L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)
As described in that certain Schedule 13G, filed with the SEC on February 14, 2023, reporting the beneficial ownership of 2,610,080 shares of Class A Common Stock held by Armistice Capital, LLC. As of the Record Date, the following reporting persons may be deemed to beneficially own 2,610,080 shares of Class A Common Stock: (i) Armistice Capital, LLC has shared voting power and shared dispositive power over 2,610,080 shares of Class A Common Stock, and (ii) Steven Boyd has shared voting power and shared dispositive power over 2,610,080 shares of Class A Common Stock. Each of Steven Boyd and Armistice Capital, LLC disclaim beneficial ownership, except to the extent of its pecuniary interests therein. The principal business office of Armistice Capital, LLC and Steven Boyd is c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor, New York, New York 10022.

(6)
As described in that certain Schedule 13G, filed with the SEC on February 10, 2023, reporting the beneficial ownership of 2,610,080 shares of Class A Common Stock held by Continental General Insurance Company and its affiliates, (i) Continental General Insurance Company has shared voting power and shared dispositive power over 2,466,080 shares of Class A Common Stock that it directly beneficially owns, (ii) MG Capital Management has shared voting power and shared dispositive power over 144,000 shares of Class A Common Stock that it directly beneficially owns, (iii) Continental Insurance Group, Ltd., as the sole owner of Continental General Insurance Company, has shared voting power and shared dispositive power over 2,466,080 shares of Class A Common Stock, (iv) Continental General Holdings LLC, as the sole owner of Continental Insurance Group, Ltd., has shared voting power and shared dispositive power over 2,466,080 shares of Class A Common Stock, and (v) Michael Gorzynski, as the sole Director of MG Capital Management and as Manager of Continental General Holdings LLC, has shared voting and shared dispositive power over 2,610,080 shares of Class A Common Stock. Each of Continental General Insurance Company, MG Capital Management, Continental Insurance Group, Ltd., Continental General Holdings LLC and Michael Gorzynski disclaims beneficial ownership, except to the extent of their respective pecuniary interests therein. The principal business office of Michael Gorzynski is 595 Madison Avenue, 30th Floor, New York, NY 10022. The principal business office of MG Capital Management is c/o Campbells LLP, Floor 4, Willow House, Cricket Square, Grand Cayman, KY1-9010, Cayman Islands. The principal business office of each of Continental General Insurance Company, Continental Insurance Group, Ltd., and Continental General Holdings LLC is 11001 Lakeline Blvd., Ste. 120, Austin, TX 78717.

(7)	Includes shares underlying options to purchase up to 417,600 shares of Class A Common Stock.

(8)
 Mr. Shaffer is a member of Q Power but does not possess any voting or investment power over the shares of Class A Common Stock held by Q Power. Mr. Shaffer disclaims beneficial ownership of the securities owned by Q Power except to the extent of his pecuniary interest therein, if any.

(9)	Mr. Larroude departed the Company on May 15, 2022.
(10)	Includes shares underlying options to purchase up to 28,800 shares of Class A Common Stock .Ms. James elected to take her cash retainer payment for 2023 in shares of Class A Common Stock.

(11)	Includes shares underlying options to purchase up to 28,800 shares of Class A Common Stock. Mr. Pacchia elected to take his cash retainer payment for 2023 in shares of Class A Common Stock.

(12)
Includes shares underlying options to purchase up to 28,800 shares of Class A Common Stock. Mr. Trowbridge is a member of Q Power but does not possess any voting or investment power over the shares of Class A Common Stock held by Q Power. Mr. Trowbridge disclaims beneficial ownership of the securities owned by Q Power except to the extent of his pecuniary interest therein, if any.

(13)	Includes shares underlying options to purchase up to 504,000 shares of Class A Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
We entered into a management services agreement with Q Power, one of our principal stockholders, to provide day-to-day management and administration services to us. Effective May 10, 2021, Q Power and William Spence, the former Co-Chairman of our Board, entered into a Management and Advisory Agreement (the “MAA”). Pursuant to the MAA, Mr. Spence will provide certain professional services to Q Power and will receive a fee of $50,000 per month. The MAA has a term of two years, unless earlier terminated. Q Power was paid a total of $600,000 during 2022.
We have entered into a Waste Coal Agreement (the “WCA”) with Coal Valley Sales, LLC (“CVS”) to take minimum annual deliveries of 200,000 tons of waste coal as long as there is a sufficient quantity of Waste Coal that meets the Average Quality Characteristics (each as defined in the WCA). Under the terms of the WCA, we are not charged for the Waste Coal itself, but are charged a $6.07 per ton base handling fee as we are obligated to mine, process, load and otherwise handle the Waste Coal for ourselves and also for other customers of CVS from the Russellton Site. We are also obligated to unload and properly dispose of ash at the Russellton site. CVS is a single-member limited liability company that is owned by a coal reclamation partnership of which William Spence has a direct and indirect interest of 16.26% in the aggregate.
A reduced handling fee is charged at $1.00 per ton for any tons in excess of the minimum take of 200,000 tons. We are the designated operator at the Russellton site and therefore are responsible for complying with all state and federal requirements and regulations.
We reduced payments and halted productions from the Russellton site during 2020 but restarted operations in the first quarter of 2021. Pursuant to the terms of the WCA, we make current payments of $100,000 a month. A total of $1,036,958 was paid to CVS during 2022.
On May 9, 2022, an award in the amount of $5.0 million plus interest computed as of May 15, 2022, in the amount of $0.8 million was issued in favor of the McClymonds Supply & Transit Company, Inc. in the previously disclosed dispute over a trucking contract between the claimant and our subsidiary. The two managing members of Q Power, our primary Class V shareholder, have agreed to and begun to pay the full amount of the award such that there will be no effect on the financial condition of the Company. On March 14, 2023, the Company, in its capacity as the managing member of Stronghold LLC, entered into Stronghold LLC's Fifth Amended and Restated Limited Liability Company Agreement partially in connection with the payment by the managing members of Q Power of the McClymonds award. On March 14, 2023, the two managing members of Q Power entered into its Third Amended and Restated Limited Liability Company Agreement partially in connection with the payment by the managing members of the McClymonds award.
Policies and Procedures for Review of Related Party Transactions
The Board has adopted a written related party transactions policy. Pursuant to the policy, a “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•	any person who is known by us to be the beneficial owner of more than 5.0% of our Class A common stock;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of our Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of our Class A common stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.

Pursuant to this policy, the Audit Committee will review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee will take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the related person’s interest in the transaction. Furthermore, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.
Director Independence
Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our Board within a specified period after the completion of the IPO. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will qualify as an “independent director” only if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.
Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered to be independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.
Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board determined that Mses. James and Agarwal, and Messrs. Pacchia, Trowbridge and Doherty, representing a majority of our directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. As part of these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving each non-employee director, if any, described in this Item 13 “Certain Relationships and Related Party Transactions, and Director Independence.”
Item 14. Principal Accountant Fees and Services
The Audit Committee is responsible for the appointment, compensation and oversight of our independent auditor. Since its initial public offering, Urish Popeck & Co., LLC has served as our independent registered public accounting firm and audited our consolidated financial statements for the fiscal year ending December 31, 2022.
Audit and Non-Audit Fees
The following table presents the fees for professional audit services rendered by Urish Popeck & Co., LLC for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021, and December 31, 2022, and fees for other services rendered by Urish Popeck & Co., LLC during those periods:

Fee Category	Fiscal 2021	Fiscal 2022
Audit Fees	$704,504	$549,866
Audit-Related Fees	83,785	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$788,289	$549,866
Audit Fees. Audit fees include fees related to the services rendered in connection with the annual audit of the Company’s financial statements, the quarterly reviews of the Company’s quarterly reports on Form 10-Q and the reviews of, and other services related to, registration statements and other offering memoranda.
Audit-Related Fees. Audit-related fees are for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements including audits related to an acquisition.
Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
All Other Fees. All other fees consist of fees billed for all other services.
All of the 2022 services described above were approved by the Audit Committee in accordance with the SEC rule that requires audit committee pre-approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has considered whether the provisions of such services, including non-audit services, are compatible with maintaining Urish Popeck & Co., LLC’s independence and has concluded that it is independent.

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
3.3
Certificate of Designations of the Series C Convertible Preferred Stock of Stronghold Digital Mining, Inc., filed with the Secretary of State of the State of Delaware, effective February 20, 2023 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

4.1*	Description of the Registrant's Securities.
4.2
Form of Amended and Restated Class A Common Stock Warrant, dated August 16, 2022 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

4.3	Form of Amended and Restated 10.0% Note, dated August 16, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).
4.5
Pre-funded Common Stock Purchase Warrant, dated September 19, 2022, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).

10.1†
Stronghold Digital Mining, Inc. Omnibus Incentive Plan, dated October 19, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on October 25, 2021).

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

10.11
Amendment to Equity Capital Contribution Agreement, dated October 29, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.12
Second Amendment to Equity Capital Contribution Agreement, dated November 2, 2021, by and among Panther Creek Reclamation Holdings LLC and Stronghold Digital Mining Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.13¥†
Omnibus Services Agreement, dated November 2, 2021, by and between Stronghold Digital Mining, Inc. and Olympus Stronghold Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.14¥
Registration Rights Agreement, dated November 5, 2021, by and between Stronghold Digital Mining, Inc. and Panther Creek Reclamation Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on November 8, 2021).

10.15#
Master Equipment Finance Agreement, dated June 25, 2021, by and between Stronghold Digital Mining LLC and Arctos Credit, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.16
Financing Agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk Finance LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.17
First Amendment to Financing Agreement, dated December 31, 2021, by and among Stronghold Digital Mining Equipment, LLC, WhiteHawk Finance LLC, and as consented to by each Guarantor named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on January 6, 2022).

10.18#
First Amendment to Master Equipment Finance Agreement, dated January 31, 2022, by and between Stronghold Digital Mining, LLC and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 4, 2022).

10.19#
Master Equipment Finance Agreement, dated December 15, 2021, by and between Stronghold Digital Mining BT, LLC and NYDIG ABL LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-40931) filed on March 29, 2022).

10.20
Tax Receivable Agreement, dated April 1, 2021, by and among Stronghold Digital Mining, Inc., Gregory Beard, as Agent, and Q Power LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.21¥
Series A Preferred Stock Purchase Agreement, dated April 1, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.22¥
Series B Preferred Stock Purchase Agreement, dated May 14, 2021, by and among Stronghold Digital Mining, Inc. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).

10.23¥	Stock Purchase Warrant, dated June 30, 2021 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-258188) filed on July 27, 2021).
10.24†
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

10.26
Letter Amendment to the Waste Disposal Agreement, dated February 22, 2010, by and between Scrubgrass Generating Company, L.P. and Coal Valley Sales, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on August 31, 2021).

10.27
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

10.33†
Stronghold Digital Mining, Inc. Amended and Restated 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on October 8, 2021).

10.34†
Form of Stock Option Grant Notice and Award Agreement under Stronghold Digital Mining, Inc. 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-258188) filed on October 8, 2021).

10.35¥*	Fifth Amended and Restated Limited Liability Company Agreement of Stronghold Digital Mining Holdings LLC, dated March 14, 2023.
10.36
Second Amendment to Financing Agreement, dated March 28, 2022, by and among Stronghold Digital Mining Equipment, LLC, WhiteHawk Finance LLC, and as consented to by each Guarantor named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 16, 2022).

10.37
Transition and Separation Agreement and General Release of Claims, dated April 14, 2022, by and between Stronghold Digital Mining, Inc. and Ricardo R.A. Larroudé (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 16, 2022).

10.38
Offer Letter, dated April 13, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 16, 2022).

10.39	Indemnification Agreement (Indira Agarwal) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 16, 2022).
10.40
Confidentiality, Intellectual Property, Arbitration, Non-Competition and Non-Solicitation Agreement, dated April 13, 2022, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 16, 2022).

10.41
Note and Warrant Purchase Agreement, dated May 15, 2022, by and among Stronghold Digital Mining, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2022).

10.42	Guaranty Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2022).
10.43	Stock Purchase Warrant, dated August 3, 2022 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40931) filed on August 18, 2022).
10.44
Commitment Letter, dated August 16, 2022, by and between Stronghold Digital Mining Holdings, LLC and Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.45
Asset Purchase Agreement, dated August 16, 2022, by and among Stronghold Digital Mining LLC, Stronghold Digital Mining BT, LLC, NYDIG ABL LLC, The Provident Bank, Stronghold Digital Mining, Inc. and Stronghold Digital Mining Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2022).

10.46
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

10.47
Registration Rights Agreement, dated September 13, 2022, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 19, 2022).

10.48
Credit Agreement, dated October 27, 2022, by and among Stronghold Digital Mining Holdings LLC as Borrower, Stronghold Digital Mining, Inc. as Holdings and a Guarantor, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on November 1, 2022).

10.49
Amendment No. 1 to Amended and Restated 10.0% Note, dated December 15, 2022, by and between Stronghold Digital Mining, Inc. and Adage Capital Partners, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 21, 2022).

10.50
Amendment No. 1 to Amended and Restated 10.0% Note, dated December 15, 2022, by and between Stronghold Digital Mining, Inc. and Continental General Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 21, 2022).

10.51
Amendment No. 1 to Amended and Restated 10.0% Note, dated December 15, 2022, by and between Stronghold Digital Mining, Inc. and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 21, 2022).

10.52
Amendment No. 2 to Amended and Restated 10.0% Note, dated December 22, 2022, by and between Stronghold Digital Mining, Inc. and Adage Capital Partners, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 29, 2022).

10.53
Amendment No. 2 to Amended and Restated 10.0% Note, dated December 22, 2022, by and between Stronghold Digital Mining, Inc. and Continental General Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 29, 2022).

10.54
Amendment No. 2 to Amended and Restated 10.0% Note, dated December 22, 2022, by and between Stronghold Digital Mining, Inc. and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 29, 2022).

10.55
Exchange Agreement, dated December 30, 2022, by and among Stronghold Digital Mining, Inc., Adage Capital Partners, LP, Continental General Insurance Company and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on January 3, 2023).

10.56
First Amendment to Credit Agreement, dated February 6, 2023, by and among Stronghold Digital Mining, Inc.as Holdings and a Guarantor, Stronghold Digital Mining Holdings, LLC as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and/or its affiliates or designees and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 7, 2023).

10.57
Registration Rights Agreement, dated February 20, 2023, by and among Stronghold Digital Mining, Inc., Adage Capital Partners, LP, Continental General Insurance Company and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

10.58*	Indemnification Agreement, dated March 7, 2023, by and between Stronghold Digital Mining, Inc. and Thomas Doherty.
10.59*	Board Observer Agreement, dated March 27, 2023, by and between Stronghold Digital Mining, Inc. and WhiteHawk Capital Partners LP.
10.60*	Joinder to Tax Receivable Agreement, dated March 14, 2023, by and among Stronghold Digital Mining, Inc., Q Power LLC and Gregory A. Beard as Agent.
21.1*	List of subsidiaries of Stronghold Digital Mining, Inc.
23.1*	Consent of Urish Popeck & Co., LLC, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the Signatures page of this Form 10-K).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

STRONGHOLD DIGITAL MINING, INC.
(registrant)

Date: March 31, 2023	By:	/s/ Matthew J. Smith
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

Name	Title	Date
/s/ Gregory A. Beard	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 31, 2023
Gregory A. Beard

/s/ Matthew J. Smith	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Matthew J. Smith

/s/ Sarah P. James	Director	March 31, 2023
Sarah P. James

/s/ Thomas J. Pacchia	Director	March 31, 2023
Thomas J. Pacchia

/s/ Indira Agarwal	Director	March 31, 2023
Indira Agarwal

/s/ Thomas R. Trowbridge, IV	Director	March 31, 2023
Thomas R. Trowbridge, IV

/s/ Thomas Doherty	Director	March 31, 2023
Thomas Doherty