Form 10-Q
period 2023-03-31
Stronghold Digital Mining, Inc.
filed 2023-05-12
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had outstanding 53,002,750 shares of Class A common stock, par value $0.0001 per share, 21,572 shares of Series C convertible preferred stock, par value $0.0001 per share, and 26,057,600 shares of Class V common stock, par value $0.0001 per share.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$6,353,973	$13,296,703
Digital currencies	672,852	109,827
Accounts receivable	4,742,092	10,837,126
Inventory	4,700,832	4,471,657
Prepaid insurance	3,541,898	4,877,935
Due from related parties	74,107	73,122
Other current assets	1,354,955	1,975,300
Total current assets	21,440,709	35,641,670
Equipment deposits	5,422,338	10,081,307
Property, plant and equipment, net	158,366,684	167,204,681
Operating lease right-of-use assets	1,581,400	1,719,037
Land	1,748,440	1,748,440
Road bond	211,958	211,958
Security deposits	348,888	348,888
TOTAL ASSETS	$189,120,417	$216,955,981
LIABILITIES:
Accounts payable	$14,847,939	$27,540,317
Accrued liabilities	7,112,648	8,893,248
Financed insurance premiums	2,806,538	4,587,935
Current portion of long-term debt, net of discounts and issuance fees	995,145	17,422,546
Current portion of operating lease liabilities	613,657	593,063
Due to related parties	1,612,515	1,375,049
Total current liabilities	27,988,442	60,412,158
Asset retirement obligation	1,036,575	1,023,524
Warrant liabilities	2,846,548	2,131,959
Long-term debt, net of discounts and issuance fees	58,208,207	57,027,118
Long-term operating lease liabilities	1,067,654	1,230,001
Contract liabilities	277,397	351,490
Total liabilities	91,424,823	122,176,250
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 26,057,600 and 26,057,600 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	15,499,219	11,754,587
Total redeemable common stock	15,499,219	11,754,587
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 41,046,186 and 31,710,217 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	4,105	3,171
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 21,572 and 0 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	2	—
Accumulated deficits	(290,848,496)	(240,443,302)
Additional paid-in capital	373,040,764	323,465,275
Total stockholders' equity	82,196,375	83,025,144
Total redeemable common stock and stockholders' equity	97,695,594	94,779,731
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$189,120,417	$216,955,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING REVENUES:
Cryptocurrency mining	$11,297,298	$18,204,193
Energy	2,730,986	9,044,392
Cryptocurrency hosting	2,325,996	67,876
Capacity	859,510	2,044,427
Other	52,425	20,762
Total operating revenues	17,266,215	29,381,650
OPERATING EXPENSES:
Fuel	7,414,014	10,019,985
Operations and maintenance	8,440,923	10,520,305
General and administrative	8,468,755	11,424,231
Depreciation and amortization	7,722,841	12,319,581
Loss on disposal of fixed assets	91,086	44,958
Realized gain on sale of digital currencies	(326,768)	(751,110)
Impairments on digital currencies	71,477	2,506,172
Impairments on equipment deposits	—	12,228,742
Total operating expenses	31,882,328	58,312,864
NET OPERATING LOSS	(14,616,113)	(28,931,214)
OTHER INCOME (EXPENSE):
Interest expense	(2,383,913)	(2,911,453)
Loss on debt extinguishment	(28,960,947)	—
Changes in fair value of warrant liabilities	(714,589)	—
Changes in fair value of forward sale derivative	—	(483,749)
Other	15,000	20,000
Total other income (expense)	(32,044,449)	(3,375,202)
NET LOSS	$(46,660,562)	$(32,306,416)
NET LOSS attributable to noncontrolling interest	(18,119,131)	(18,897,638)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(28,541,431)	$(13,408,778)
NET LOSS attributable to Class A common shareholders:
Basic	$(0.65)	$(0.66)
Diluted	$(0.65)	$(0.66)
Weighted average number of Class A common shares outstanding:
Basic	43,756,137	20,206,103
Diluted	43,756,137	20,206,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2023
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	$—	31,710,217	$3,171	$(240,443,302)	$323,465,275	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(28,541,431)	—	(28,541,431)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(18,119,131)	—	(18,119,131)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(3,744,632)	—	(3,744,632)
Stock-based compensation	—	—	—	—	—	—	—	2,449,324	2,449,324
Vesting of restricted stock units	—	—	—	—	508,319	51	—	(51)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	5,002,650	501	—	(228)	273
Issuance of Series C convertible preferred stock	23,102	2	—	—	—	—	—	45,386,944	45,386,946
Conversion of Series C convertible preferred stock	(1,530)	—	—	—	3,825,000	382	—	(382)	—
Balance – March 31, 2023	21,572	$2	—	$—	41,046,186	$4,105	$(290,848,496)	$373,040,764	$82,196,375

	Three Months Ended March 31, 2022
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2022	—	$—	1,152,000	$37,670,161	20,016,067	$2,002	$(338,709,688)	$241,872,747	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(13,408,778)	—	(13,408,778)
Net loss attributable to noncontrolling interest	—	—	—	(771,800)	—	—	(18,125,838)	—	(18,897,638)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	128,348,397	—	128,348,397
Stock-based compensation	—	—	—	—	—	—	—	1,150,000	1,150,000
Vesting of restricted stock units	—	—	—	—	4,810	—	—	—	—
Warrants issued and outstanding	—	—	—	—	—	—	—	2,592,995	2,592,995
Balance – March 31, 2022	—	$—	1,152,000	$36,898,361	20,020,877	$2,002	$(241,895,907)	$245,615,742	$40,620,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,660,562)	$(32,306,416)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	7,722,841	12,319,581
Accretion of asset retirement obligation	13,051	6,084
Loss on disposal of fixed assets	91,086	44,958
Change in value of accounts receivable	1,002,750	—
Amortization of debt issuance costs	34,517	881,463
Stock-based compensation	2,449,324	2,592,995
Loss on debt extinguishment	28,960,947	—
Impairments on equipment deposits	—	12,228,742
Changes in fair value of warrant liabilities	714,589	—
Changes in fair value of forward sale derivative	—	483,749
Forward sale contract prepayment	—	970,000
Other	(12,139)	—
(Increase) decrease in digital currencies:
Mining revenue	(12,921,075)	(18,204,193)
Net proceeds from sales of digital currencies	12,286,573	12,247,300
Impairments on digital currencies	71,477	2,506,172
(Increase) decrease in assets:
Accounts receivable	4,959,865	410,525
Prepaid insurance	1,336,037	1,852,595
Due from related parties	(68,436)	(864,624)
Inventory	(229,175)	(179,774)
Other assets	(296,265)	(37,242)
Increase (decrease) in liabilities:
Accounts payable	(1,390,895)	(410,917)
Due to related parties	237,466	68,647
Accrued liabilities	(1,518,296)	1,227,709
Other liabilities, including contract liabilities	(125,146)	(55,742)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,341,466)	(4,218,388)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,738)	(38,157,218)
Equipment purchase deposits - net of future commitments	—	(6,482,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(13,738)	(44,639,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(1,836,925)	(9,290,668)
Repayments of financed insurance premiums	(1,750,874)	(1,832,149)
Proceeds from debt, net of issuance costs paid in cash	—	53,671,001
Proceeds from exercise of warrants	273	—
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,587,526)	42,548,184
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,942,730)	(6,309,422)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,296,703	31,790,115
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,353,973	$25,480,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NATURE OF OPERATIONS
Stronghold Digital Mining, Inc. ("Stronghold Inc." or the "Company") is a low-cost, environmentally beneficial, vertically integrated crypto asset mining company currently focused on mining Bitcoin and environmental remediation and reclamation services. The Company wholly owns and operates two coal refuse power generation facilities that it has upgraded: (i) the Company's first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which the Company acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the "Scrubgrass Plant"); and (ii) a facility located near Nesquehoning, Pennsylvania, which the Company acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant, and collectively with Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). The Company is committed to generating energy and managing its assets sustainably, and the Company believes that it is one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
Stronghold Inc. operates in two business segments – the Energy Operations segment and the Cryptocurrency Operations segment. This segment presentation is consistent with how the Company's chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.
Energy Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection Merchant Market ("PJM") under a Professional Services Agreement (“PSA”) with Customized Energy Solutions (“CES”), effective July 27, 2022. Under the PSA, CES agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily marketing, energy scheduling, telemetry, capacity management, reporting, and other related services for the Plants. The initial term of the agreement is two years, and then will extend automatically on an annual basis unless terminated by either party with 60 days written (or electronic) notice prior to the current term end. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal tax credits are earned by the Company by generating electricity utilizing coal refuse.
Cryptocurrency Operations
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin mining equipment and the required infrastructure and provides power to third-party digital currency miners under power purchase and hosting agreements. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of March 31, 2023, the unaudited condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2023, and 2022, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results expected for the full year.
The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted. Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to conform to current presentation.

Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the condensed consolidated financial statements.
Cash and Cash Equivalents
As of March 31, 2023, cash and cash equivalents includes $900,000 of restricted cash, which represents a continuous bond in place of $400,000 to mitigate fees charged by customs brokerage companies associated with importing miners and a $500,000 letter of credit required to finance the Company's directors and officers insurance policy.
Reclassification
During the first quarter of 2023, the Company revised its accounting policy to reclassify the presentation of imported power charges. Imported power charges are now recorded within fuel expenses, whereas they were previously netted against energy revenue. Prior periods have been reclassified to conform to the current period presentation. The reclassification increased 2022 energy revenues and fuel expenses as shown in the table below. The reclassification had no impact on net operating income (loss), earnings per share or equity.

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Energy revenues - previously disclosed	$8,362,801	$7,129,732	$11,454,016	$14,247,688
Reclassification: imported power charges	681,591	561,494	1,617,878	1,329,753
Energy revenues - restated	$9,044,392	$7,691,226	$13,071,894	$15,577,441

Fuel expenses - previously disclosed	$9,338,394	$8,626,671	$8,466,588	$2,348,457
Reclassification: imported power charges	681,591	561,494	1,617,878	1,329,753
Fuel expenses - restated	$10,019,985	$9,188,165	$10,084,466	$3,678,210

Recently Implemented Accounting Pronouncements
In September 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses at the initial recognition of an in-scope financial instrument and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. Since the Company is a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the "SEC"), the new guidance became effective on January 1, 2023. The Company adopted ASU 2016-13 effective January 1, 2023, but the adoption of ASU 2016-13 did not have an impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
There have been no recently issued accounting pronouncements applicable to the Company.

NOTE 2 – DIGITAL CURRENCIES
As of March 31, 2023, the Company held an aggregate amount of $672,852 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three months ended March 31, 2023, and 2022:

	March 31, 2023	March 31, 2022
Digital currencies at beginning of period	$109,827	$10,417,865
Additions of digital currencies	12,921,075	18,204,193
Realized gain on sale of digital currencies	326,768	751,110
Impairment losses	(71,477)	(2,506,172)
Proceeds from sale of digital currencies	(12,613,341)	(12,998,410)
Digital currencies at end of period	$672,852	$13,868,586

NOTE 3 – INVENTORY
Inventory consisted of the following components as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Waste coal	$4,267,308	$4,147,369
Fuel oil	60,913	143,592
Limestone	372,611	180,696
Inventory	$4,700,832	$4,471,657

NOTE 4 – EQUIPMENT DEPOSITS
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
The following table details the total equipment deposits of $5,422,338 as of March 31, 2023:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Transferred to PP&E [A]	Impairment	Sold	Equipment Deposits
MinerVa	MinerVa MV7	15,000	Oct '21 - TBD	$68,887,550	$(37,415,271)	$(17,348,742)	$(8,701,199)	$5,422,338
Totals		15,000		$68,887,550	$(37,415,271)	$(17,348,742)	$(8,701,199)	$5,422,338
[A] Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of March 31, 2023, and December 31, 2022:

	Useful Lives (Years)	March 31, 2023	December 31, 2022
Electric plant	10 - 60	$66,490,600	$66,295,809
Strongboxes and power transformers	8 - 30	54,588,284	52,318,704
Machinery and equipment	5 - 20	18,131,977	18,131,977
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	86,481,239	81,945,396
Computer hardware and software	2 - 5	17,196	17,196
Vehicles and trailers	2 - 7	659,133	659,133
Construction in progress	Not Depreciable	11,099,409	19,553,826
Asset retirement cost	10 - 30	580,452	580,452
		238,309,290	239,763,493
Accumulated depreciation and amortization		(79,942,606)	(72,558,812)
Property, plant and equipment, net		$158,366,684	$167,204,681
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $11,099,409 as of March 31, 2023, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $7,722,841 and $12,319,581 for the three months ended March 31, 2023, and 2022, respectively, including depreciation of assets under finance leases of $133,382 and $94,262 for the three months ended March 31, 2023, and 2022, respectively.
The gross value of assets under finance leases and the related accumulated amortization approximated $2,890,665 and $1,207,473 as of March 31, 2023, respectively, and $2,890,665 and $1,074,091 as of December 31, 2022, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued legal and professional fees	$886,370	$1,439,544
Accrued interest	2,992	1,343,085
Accrued sales and use tax	5,430,197	5,150,659
Other	793,089	959,960
Accrued liabilities	$7,112,648	$8,893,248

NOTE 7 – DEBT
Total debt consisted of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
$499,520 loan, with interest at 2.49%, due December 2023.	$97,779	$124,023
$499,895 loan, with interest at 2.95%, due July 2023.	88,694	121,470
$517,465 loan, with interest at 4.78%, due October 2024.	296,898	339,428
$585,476 loan, with interest at 4.99%, due November 2025.	472,196	513,334
$431,825 loan, with interest at 7.60%, due April 2024.	99,610	121,460
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	54,370,570	56,114,249
$33,750,000 Convertible Note, with interest at 10.00%, due May 2024.	—	16,812,500
$92,381 loan, with interest at 1.49%, due April 2026.	71,903	79,249
$64,136 loan, with interest at 11.85%, due May 2024.	33,018	39,056
$196,909 loan, with interest at 6.49%, due May 2024.	172,684	184,895
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,500,000	—
Total outstanding borrowings	$59,203,352	$74,449,664

Current portion of long-term debt, net of discounts and issuance fees	995,145	17,422,546
Long-term debt, net of discounts and issuance fees	$58,208,207	$57,027,118
WhiteHawk Refinancing Agreement
On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance an existing equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk (the “WhiteHawk Financing Agreement”), effectively terminating the WhiteHawk Financing Agreement. Upon closing, the Credit Agreement consisted of $35.1 million in term loans and $23.0 million in additional commitments.
The financing pursuant to the Credit Agreement (such financing, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold Digital Mining Holdings, LLC ("Stronghold LLC"), as Borrower (in such capacity, the “Borrower”), and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.

On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of March 31, 2023.
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
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Holders”) of the Company’s Amended and Restated 10% Notes (the “Notes”), providing for the exchange of the Notes (the “Exchange Transaction”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the Exchange Transaction was consummated, and the Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of approximately $29 million for the three months ended March 31, 2023.
On February 20, 2023, in connection with the consummation of the Exchange Transaction, the Company entered into a Registration Rights Agreement with the Holders (the “Registration Rights Agreement”) whereby it agreed to, among other things, (i) file within two business days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of the Company’s Class A common stock issuable upon conversion of the Series C Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series C Preferred Stock, and (ii) to cause the Resale Registration Statement to become effective within the timeframes specified in the Registration Rights Agreement.
Bruce & Merrilees Promissory Note
On March 28, 2023, the Company and Stronghold LLC entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 3,000,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims. Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk Capital pursuant to the Credit Agreement.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan shall be payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%).

NOTE 8 – RELATED-PARTY TRANSACTIONS
Waste Coal Agreement
The Company is obligated under a Waste Coal Agreement (the “WCA”) to take minimum annual delivery of 200,000 tons of waste coal as long as there is a sufficient quantity of waste coal that meets the Average Quality Characteristics (as defined in the WCA). Under the terms of the WCA, the Company is not charged for the waste coal itself but is charged a $6.07 per ton base handling fee as it is obligated to mine, process, load, and otherwise handle the waste coal for itself and also for other customers of Coal Valley Sales, LLC (“CVS”) from the Company's Russellton site specifically. The Company is also obligated to unload and properly dispose of ash at its Russellton site. The Company is charged a reduced handling fee of $1.00 per ton for any tons in excess of the minimum take of 200,000 tons. The Company is the designated operator of the Russellton site, and therefore, is responsible for complying with all state and federal requirements and regulations.
The Company purchases coal from Coal Valley Properties, LLC, a single-member limited liability company which is entirely owned by one individual who has ownership in Q Power LLC ("Q Power"), and from CVS. CVS is a single-member limited liability company which is owned by a coal reclamation partnership of which an owner of Q Power has a direct and an indirect interest in the partnership of 16.26%.
The Company expensed $150,000 and $303,500 for the three months ended March 31, 2023, and 2022, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires on December 31, 2023. The Company expensed $1,157,927 and $379,646 for the three months ended March 31, 2023, and 2022, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $478,621 and $398,769 for the three months ended March 31, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $276,119 and $96,624 for the three months ended March 31, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.

O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services currently provides certain operations and maintenance services to Stronghold LLC and currently employs certain personnel to operate the Plants. Stronghold LLC reimburses Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which has been deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This is a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $235,376 and $228,598 for the three months ended March 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $910,394 and $887,824 for the three months ended March 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
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
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $1,724,112 and $857,913 for the three months ended March 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2023, and December 31, 2022, below.
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

Effective October 1, 2022, Stronghold LLC no longer pays Olympus Stronghold Services a management fee for the Scrubgrass Plant.
Management Services Agreement
On May 10, 2021, a new management and advisory agreement was entered into between Q Power and William Spence (the "Spence Agreement"). In consideration of the consultant’s performance of the services thereunder, Q Power will pay Mr. Spence a fee at the rate of $50,000 per complete calendar month (pro-rated for partial months) that Mr. Spence provides services thereunder, payable in arrears. The previous agreement requiring monthly payments of $25,000 was terminated. Q Power will not be liable for any other payments to Mr. Spence including, but not limited to, any cost or expenses incurred by Mr. Spence in the course of performing his obligations thereunder. Under the Spence Agreement, the Company expensed $150,000 for the three months ended March 31, 2023, and 2022.
On April 19, 2023, pursuant to an independent consulting agreement the Company entered into with William Spence in connection with his departure from the board of directors (the "Board") (the "Spence Consulting Agreement"), Mr. Spence's annualized salary of $600,000 decreased to the greater of $200,000 or 10% of any economic benefits derived from the sale of beneficial use ash, carbon sequestration efforts or alternative fuel arrangements, in each case, arranged by Mr. Spence. The previous Spence Agreement was terminated in connection with entry into the Spence Consulting Agreement. In April 2023, as part of the compensation pursuant to the Spence Consulting Agreement, Mr. Spence also received a one-time grant of 2,500,000 fully vested shares of the Company's Class A common stock.
Warrants
On September 13, 2022, the Company entered into a Securities Purchase Agreement with Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 602,409 shares of Class A common stock and warrants to purchase 602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share. Refer to Note 15 – Private Placements for additional details.
Additionally, on April 20, 2023, Mr. Beard invested $1.0 million in exchange for 1,000,000 shares of Class A common stock and 1,000,000 pre-funded warrants. Refer to Note 15 – Private Placements for additional details.
Amounts due to related parties as of March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Coal Valley Properties, LLC	$134,452	$134,452
Q Power LLC	500,000	500,000
Coal Valley Sales, LLC	—	—
Panther Creek Energy Services LLC	90,483	10,687
Panther Creek Fuel Services LLC	687	53,482
Northampton Generating Fuel Supply Company, Inc.	886,135	594,039
Olympus Power LLC and other subsidiaries	758	78,302
Scrubgrass Energy Services LLC	—	4,087
Scrubgrass Fuel Services LLC	—	—
Due to related parties	$1,612,515	$1,375,049

NOTE 9 – CONCENTRATIONS
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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with CES. Over the course of 2022, the Company transitioned entirely to CES from Direct Energy Business Marketing, LLC. CES accounted for 100% of the Company's energy operations segment revenues for the three months ended March 31, 2023. Additionally, CES accounted for approximately 100% of the Company’s accounts receivable balance as of March 31, 2023, including approximately $3.7 million CES expects to receive from PJM on the Company's behalf, and forward to the Company upon receipt. During the first quarter of 2023, following an updated calculation from PJM revising the expected December 2022 performance assessment interval account receivable, the Company recorded a decrease in the value of accounts receivable of $1,002,750 within general and administrative expenses in the condensed consolidated statement of operations. The Company expects to receive the approximately $3.7 million of remaining accounts receivable from PJM (via CES) during the remainder of 2023.
For the three months ended March 31, 2023, and 2022, respectively, the Company purchased 19% and 13% of coal from two related parties. See Note 8 – Related-Party Transactions for further information.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments:
As discussed in Note 4 – Equipment Deposits, the Company has entered into various equipment contracts to purchase miners. Most of these contracts required a percentage of deposits upfront and subsequent payments to cover the contracted purchase price of the equipment. Details of the outstanding purchase agreement with MinerVa are summarized below.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of March 31, 2023, there were no remaining deposits owed.
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
As of March 31, 2023, MinerVa had delivered, refunded cash, or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold Inc. may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
Contingencies:
Legal Proceedings
The Company experiences litigation in the normal course of business. Management is of the belief that none of this routine litigation will have a material adverse effect on the Company’s financial position or results of operations.
McClymonds Supply & Transit Company, Inc. and DTA, L.P. vs. Scrubgrass Generating Company, L.P.
On January 31, 2020, McClymonds Supply and Transit Company, Inc. (“McClymonds”) made a Demand for Arbitration, as required by the terms of the Transportation Agreement between McClymonds and Scrubgrass Generating Company, L.P. ("Scrubgrass") dated April 8, 2013 (the “Agreement”). In its demand, McClymonds alleged damages in the amount of $5,042,350 for failure to pay McClymonds for services. On February 18, 2020, Scrubgrass submitted its answering statement denying the claim of McClymonds in its entirety. On March 31, 2020, Scrubgrass submitted its counterclaim against McClymonds in the amount of $6,747,328 as the result of McClymonds’ failure to deliver fuel as required under the terms of the Agreement. Hearings were held from January 31, 2022, to February 3, 2022. On May 9, 2022, an award in the amount of $5.0 million plus interest of approximately $0.8 million was issued in favor of McClymonds. The two managing members of Q Power have executed a binding document to pay the full amount of the award and have begun to pay the full amount of the award, such that there will be no effect on the financial condition of the Company. McClymonds shall have no recourse to the Company with respect to the award.
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
Federal Energy Regulatory Commission ("FERC") Matters
On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the Office of Enforcement is conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. Since the Company submitted its formal response to the OE's request, the Company has had further discussions with the OE regarding the Company's formal response. The OE's investigation, and discussions between the OE and the Company, regarding potential instances of non-compliance is continuing. The Company does not believe the PJM notice of breach, the Panther Creek necessary study agreement, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with certainty the final outcome of these proceedings.
Winter v. Stronghold Digital Mining Inc., et al., U.S. District Court for the Southern District of New York
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act, about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint. On December 19, 2022, the Company filed a Motion to Dismiss. On February 17, 2023, the plaintiffs filed an opposition to the defendant's motion to dismiss. On March 20, 2023, the Company filed a reply brief in further support of its motion to dismiss. The Company cannot predict when the court will rule on its motion. The defendants believe the allegations in the initial complaint are without merit and intend to defend the suit vigorously.
Mark Grams v. Treis Blockchain, LLC, Chain Enterprises, LLC, Cevon Technologies, LLC, Stronghold Digital Mining, LLC, David Pence, Michael Bolick, Senter Smith, Brian Lambretti and John Chain
On May 4, 2023, Stronghold Digital Mining, LLC, a subsidiary of the Company, was named as one of several defendants in a complaint filed in the United States District Court for the Middle District of Alabama Eastern Division (the "Grams Complaint"). The Grams Complaint alleges that certain Bitcoin miners that the Company purchased from Treis Blockchain,

LLC ("Treis") in December 2021 contained firmware that Treis misappropriated from Grams. The Company believes that the allegations against the Company and its subsidiaries in the Grams Complaint are without merit and intends to defend the suit vigorously. The Company does not believe the Grams Complaint will have a material adverse effect on the Company's reported financial position or results of operations.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 38.8% and 45.1% ownership of Stronghold LLC, as of March 31, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of March 31, 2023.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2022	26,057,600	$11,754,587
Net loss attributable to noncontrolling interest	—	(18,119,131)
Maximum redemption right valuation	—	21,863,763
Balance - March 31, 2023	26,057,600	$15,499,219

NOTE 12 – NONCONTROLLING INTERESTS
The Company is the sole managing member of Stronghold LLC and, as a result, consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the common units of Stronghold LLC held by Q Power. Changes in the Company's ownership interest in Stronghold LLC, while the Company retains its controlling interest, are accounted for as redeemable common stock transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by the continuing equity owners will result in changes to the amount recorded as noncontrolling interest. Refer to Note 11 – Redeemable Common Stock which describes the redemption rights of the noncontrolling interest.
Class V common stock represented 38.8% and 45.1% ownership of Stronghold LLC, as of March 31, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.
The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the three months ended March 31, 2023:

	Class V Common Stock Outstanding	Fair Value Price	Temporary Equity Adjustments
Balance - December 31, 2022	26,057,600	$0.45	$11,754,587
Net loss for the three months ended March 31, 2023			(18,119,131)
Adjustment of temporary equity to redemption amount (1)			21,863,763
Balance - March 31, 2023	26,057,600	$0.59	$15,499,219

(1) Temporary equity adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense was $2,449,324 and $2,592,995 for the three months ended March 31, 2023, and 2022, respectively. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
On March 15, 2023, the Company entered into award agreements with certain executive officers. In total, the executive officers were granted 2,725,000 restricted stock units in exchange for the cancellation of 986,688 stock options and 250,000 performance share units previously granted to the executive officers. All restricted stock units were granted under the Company’s previously adopted Omnibus Incentive Plan, dated October 19, 2021. The Company evaluated this modification under ASC 718, Compensation – Stock Compensation, and determined there was no significant impact on the Company's results of operations for the three months ended March 31, 2023.

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of March 31, 2023.

Number of Warrants
Outstanding as of December 31, 2022	15,875,106
Issued	3,000,000
Exercised	(5,002,650)
Outstanding as of March 31, 2023	13,872,456
B&M Warrant
On March 28, 2023, as part of the B&M Settlement described in Note 7 – Debt, the Company issued a stock purchase warrant to B&M providing for the right to purchase from the Company 3,000,000 shares of Class A common stock, par value $0.0001 per share, at an exercise price of $0.0001 per warrant share.
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement, by and among the Company and the purchasers thereto, whereby the Company agreed to issue and sell (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes and (ii) warrants representing the right to purchase up to 6,318,000 shares of Class A common stock of the Company with an exercise price per share equal to $2.50. The promissory notes and warrants were sold for aggregate consideration of approximately $27 million.
On August 16, 2022, the Company amended the note and warrant purchase agreement, such that $11.25 million of the outstanding principal was exchanged for the execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 warrants was reduced from $2.50 to $0.01. Refer to Note 15 – Private Placements for additional details.
During the three months ended March 31, 2023, 2,277,000 of warrants issued in connection with the May 2022 Private Placement, or subsequent transactions associated with the unsecured convertible promissory notes, were exercised.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice Capital Master Fund Ltd. ("Armistice") and Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 2,274,350 and 602,409 shares of Class A common stock, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share. Refer to Note 15 – Private Placements for additional details. As part of the transaction, Armistice purchased the pre-funded warrants for 2,725,650 shares of Class A common stock at a purchase price of $1.60 per warrant. The pre-funded warrants have an exercise price of $0.0001 per warrant share.
As of and during the three months ended March 31, 2023, the pre-funded warrants for 2,725,650 shares of Class A common stock have been exercised.
In April 2023, the Company, Armistice and Mr. Beard entered into amendments to, among other things, adjust the strike price of the remaining outstanding warrants from $1.75 per share to $1.01 per share. Refer to Note 15 – Private Placements for additional details.
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and Greg Beard for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $1.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $1.10 per share (the “April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 9,000,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 1,000,000 shares of Class A common stock, in each case at a price of $1.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 9,000,000 shares and 1,000,000 shares, respectively, of Class A common stock. Refer to Note 15 – Private Placements for additional details.

NOTE 15 – PRIVATE PLACEMENTS
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “May Purchasers”), whereby the Company agreed to issue and sell to the May Purchasers, and the May Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A common stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the May Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of approximately $27.0 million.
In connection with the 2022 Private Placement, the Company undertook to negotiate with the May Purchasers and to file a certificate of designation with the State of Delaware, following the closing of the 2022 Private Placement, for the terms of a new series of preferred stock.
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
On August 16, 2022, the Company entered into an amendment to the Purchase Agreement, by and among the Company and the May Purchasers, whereby the Company agreed to amend the Purchase Agreement, such that $11.25 million of the outstanding principal was exchanged for the May Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company was to continue to make subsequent monthly, payments to the May Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company was able to elect to pay each such payment (A) in cash or (B) in shares of common stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
Series C Convertible Preferred Stock
On December 30, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Purchasers”) of the May 2022 Notes (as defined above) whereby the May 2022 Notes were to be exchanged for shares of a new series of convertible preferred stock, par value $0.0001 per share (the “Series C Preferred Stock”) that, among other things, will convert into shares of Class A common stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion rate equal to the stated value of $1,000 per share plus cash in lieu of fractional shares, divided by a conversion price of $0.40 per share of Class A common stock. Upon the fifth anniversary of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock will automatically and immediately convert into Class A common stock or pre-funded warrants. In the event of a liquidation, the Purchasers shall be entitled to receive an amount per share of Series C Preferred Stock equal to its stated value of $1,000 per share. The Exchange Agreement closed on February 20, 2023.
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 3,825,000 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice and Greg Beard, the Company's chairman and chief executive officer (together with Armistice, the “September 2022 Private Placement Purchasers”), for the purchase and sale of 2,274,350 and 602,409 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $1.60 and $1.66, respectively, and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an initial exercise price of $1.75 per share (subject to certain adjustments). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased the pre-funded warrants to purchase 2,725,650 shares of Class A common stock at a purchase price of $1.60 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.0001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds from the sale of such securities, before deducting offering expenses, was approximately $9.0 million.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the consolidated statements of operations. The fair value of the warrant liabilities was estimated as of March 31, 2023, using a Black-Scholes model with significant inputs as follows:

March 31, 2023
Expected volatility	132.1%
Expected life (in years)	5.50
Risk-free interest rate	3.6%
Expected dividend yield	0.00%
Fair value	$2,846,548

April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company’s chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $1.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $1.10 per share (subject to certain adjustments in accordance with the terms thereof). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 9,000,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 1,000,000 shares of Class A common stock, in each case at a price of $1.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 9,000,000 shares and 1,000,000 shares, respectively, of Class A common stock.

Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.0001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
Additionally, as previously disclosed, the Company entered into Securities Purchase Agreements with the September 2022 Private Placement Purchasers for, in part, warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an exercise price of $1.75 per share. On April 20, 2023, the Company and the September 2022 Private Placement Purchasers entered into amendments to, among other things, adjust the strike price of the warrants from $1.75 per share to $1.01 per share.

NOTE 16 – SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and assess performance. The Company's CEO is the chief operating decision maker. The Company functions in two operating segments, Energy Operations and Cryptocurrency Operations, about which separate financial information is presented below.

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING REVENUES:
Energy Operations	$3,642,921	$11,109,581
Cryptocurrency Operations	13,623,294	18,272,069
Total operating revenues	$17,266,215	$29,381,650
NET OPERATING LOSS:
Energy Operations	$(10,734,947)	$(12,097,125)
Cryptocurrency Operations	(3,881,166)	(16,834,089)
Total net operating loss	$(14,616,113)	$(28,931,214)
OTHER EXPENSE [A]	(32,044,449)	(3,375,202)
NET LOSS	$(46,660,562)	$(32,306,416)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,332,873)	$(1,256,101)
Cryptocurrency Operations	(6,389,968)	(11,063,480)
Total depreciation and amortization	$(7,722,841)	$(12,319,581)
INTEREST EXPENSE:
Energy Operations	$(159,287)	$(31,522)
Cryptocurrency Operations	(2,224,626)	(2,879,931)
Total interest expense	$(2,383,913)	$(2,911,453)
[A] The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to the accompanying condensed consolidated statements of operations for further details.

NOTE 17 – EARNINGS (LOSS) PER SHARE
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the three months ended March 31, 2023, and 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net loss	$(46,660,562)	$(32,306,416)
Less: net loss attributable to noncontrolling interest	(18,119,131)	(18,897,638)
Net loss attributable to Stronghold Digital Mining, Inc.	$(28,541,431)	$(13,408,778)
Denominator:
Weighted average number of Class A common shares outstanding	43,756,137	20,206,103
Basic net loss per share	$(0.65)	$(0.66)
Diluted net loss per share	$(0.65)	$(0.66)
Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2023, and 2022, because their inclusion would be anti-dilutive. The potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock totaled 53,930,000 as of March 31, 2023.
Subsequent to March 31, 2023, as described in Note 15 – Private Placements, the Company completed the April 2023 Private Placement, which resulted in an aggregate 10,000,000 shares of common stock and 10,000,000 pre-funded warrants issued to an institutional investor and Greg Beard, the Company's chairman and chief executive officer, in exchange for their investments.

NOTE 18 – INCOME TAXES
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement (“TRA”) with Q Power and an agent named by Q Power on April 1, 2021 (to which an additional holder was subsequently joined as an additional "TRA Holder" on March 14, 2023), pursuant to which the Company will pay the TRA Holders 85% of the realized (or, in certain circumstances, deemed to be realized) cash tax savings attributable to the tax basis step-ups arising from taxable exchanges of units and certain other items.
During 2022, a taxable exchange of Stronghold LLC units, together with a corresponding number of Class V common shares by Q Power for Class A common stock of the Company, resulted in adjustments to the tax basis of Stronghold LLC’s assets. Such step-ups in tax basis, which were allocated to Stronghold Inc., are expected to increase Stronghold Inc.’s tax depreciation, amortization and/or other cost recovery deductions, which may reduce the amount of tax Stronghold Inc. would otherwise be required to pay in the future. No cash tax savings have been realized by Stronghold Inc. with respect to these basis adjustments due to the Company’s estimated taxable losses, and the realization of cash tax savings in the future is dependent, in part, on estimates of sufficient future taxable income. As such, a deferred income tax asset has not been recorded due to maintaining a valuation allowance on the Company’s deferred income tax assets, and no liability has been recorded with respect to the TRA in light of the applicable criteria for accrual.
Estimating the amount and timing of Stronghold Inc.'s realization of income tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when future redemptions actually occur. Accordingly, the Company has not recorded any deferred income tax asset or liability associated with the TRA.
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2023, and 2022, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three months ended March 31, 2023, and 2022, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of March 31, 2023, and December 31, 2022.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the three months ended March 31, 2023, and 2022, were as follows:

	March 31, 2023	March 31, 2022
Income tax payments	$—	$—
Interest payments	$2,222,350	$837,174
Supplementary non-cash investing and financing activities consisted of the following for the three months ended March 31, 2023, and 2022:

	March 31, 2023	March 31, 2022
Equipment financed with debt	$—	$30,750,688
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	3,716	—
Reclassifications from deposits to property, plant and equipment	4,658,970	—
Issued as part of financing:
Warrants – WhiteHawk	—	1,150,000
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	16,812,500	—
Extinguishment of accrued interest	655,500	—
Issuance of Series C convertible preferred stock, net of issuance costs	45,386,944	—
B&M Settlement:
Warrants – B&M	1,739,882	—
Return of transformers to settle outstanding payable	6,007,500	—
Issuance of B&M Note	3,500,000	—
Elimination of accounts payable	11,426,720	—

NOTE 20 – SUBSEQUENT EVENTS
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company’s chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $1.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $1.10 per share (subject to certain adjustments in accordance with the terms thereof). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 9,000,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 1,000,000 shares of Class A common stock, in each case at a price of $1.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 9,000,000 shares and 1,000,000 shares, respectively, of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.0001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
Additionally, as previously disclosed, the Company entered into Securities Purchase Agreements with the September 2022 Private Placement Purchasers for, in part, warrants to purchase an aggregate of 5,602,409 shares of Class A common stock, at an exercise price of $1.75 per share. On April 20, 2023, the Company and the September 2022 Private Placement Purchasers entered into amendments to, among other things, adjust the strike price of the warrants from $1.75 per share to $1.01 per share.
MicroBT Miner Purchase
On April 20, 2023, Stronghold Inc. entered into a Master Sales and Purchase Agreement to acquire 5,000 new, latest-generation MicroBT WhatsMiner M50 miners (the “M50 Miners”) for $15.50 per terahash per second, including shipping. The M50 Miners have an average hash rate of 118 terahash per second and energy efficiency of 28.5 joules per terahash. This addition of approximately 600 petahash per second of hash rate capacity is expected to grow Stronghold Inc.'s total delivered hash rate capacity by over 20% to over 3.2 exahash per second (“EH/s”) and to approximately 3.5 EH/s with all remaining contracted miners delivered. The Company expects to receive and install the M50 Miners during the second quarter of 2023.
Canaan Bitcoin Mining Agreement
On April 27, 2023, the Company signed a two-year hosting agreement with Cantaloupe Digital LLC, a subsidiary of Canaan Inc. ("Canaan"), whereby Stronghold Inc. will operate 2,000 A1346 (110 TH/s per miner) and 2,000 A1246 (90 TH/s per miner) Bitcoin miners supplied by Canaan (the “Canaan Miners”), with total hash rate capacity of 400 PH/s (the “Canaan Bitcoin Mining Agreement”). The Canaan Bitcoin Mining Agreement has a two-year term, with no unilateral early termination option. The Company will receive 50% of the Bitcoin mined by the Canaan Miners and receive payments from Canaan equal to 55% of the net cost of power at the Company’s Panther Creek Plant, in dollar-per-megawatt-hour terms, calculated on a monthly basis. Additionally, Stronghold Inc. will retain all upside associated with selling power to the grid, and, if the Company elects to curtail the Canaan Miners to sell power to the grid, Canaan will receive a true-up payment that represent estimates of the Bitcoin mining revenue would have been generated had the miners not been curtailed. The A1246 Bitcoin miners are to be installed by May 15, 2023, and the A1346 Bitcoin miners are to be installed by June 15, 2023. On May 3, 2023, the 2,000 A1246 Bitcoin miners were delivered to the Company's Panther Creek Plant and were ready to be deployed.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act")), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, statements pertaining to our trends, liquidity, capital resources, and future performance, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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
•our ability to raise capital to fund our business growth;
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
•our ability to remain listed on a stock exchange and maintain an active trading market;
•our ability to avail ourselves of tax credits for the clean-up of coal refuse piles; and
•legislative or regulatory changes, and liability under, or any future inability to comply with, existing or future energy regulations or requirements.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third-party relationships, and the other risks described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the "SEC") on April 3, 2023, and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or required by the context, all references in this prospectus to the “Company,” “we,” “us” or “our” relate to Stronghold Digital Mining, Inc. (“Stronghold Inc.”) and its consolidated subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the "2022 Form 10-K"), and in this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Overview of the Business
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
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately over $22 per megawatt hour (“MWh”) and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid, and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Our net cost of power, taking into account RECs and waste coal tax credits that we receive, reached the guided range of $45 and $50 per MWh by the end of the first quarter of 2023. We believe that our net cost of power will average between $40 and $50 per MWh over the course of the rest of 2023. This $40 to $50 per MWh corresponds to a cost per Bitcoin of approximately $10,000 to $14,000 with modern miners and assuming a network hash rate of 320 exahash per second (“EH/s”). We believe this cost to mine is attractive versus the price of Bitcoin and generally below the prevailing market price of power that many of our publicly traded peers who engage in Bitcoin mining, who do not generate their own power but instead must purchase it. For reference, per Bloomberg, as of May 1, 2023, the estimated cost to procure electricity over the forward 24-month period based on the forward power price curve for six major pricing points (Electric Reliability Council of Texas (“ERCOT”) North, ERCOT West, Mid-continent Independent System Operator (“MISO”) Illinois, MISO Indiana, PJM East, and PJM West) is approximately $52 per MWh, to which our expected cost of approximately $40 to $50 per MWh compares favorably.
As of May 8, 2023, we operate more than 31,000 Bitcoin miners with hash rate capacity of approximately 2.8 EH/s. Of these Bitcoin miners, approximately 25,000 are wholly owned with hash rate capacity of approximately 2.2 EH/s. We host the remaining approximately 6,500 Bitcoin miners with hash rate capacity of approximately 600 petahash per second (“PH/s”). As of May 8, 2023, we expect to receive an additional approximately 0.6 EH/s related to the purchase of 5,000 MicroBT WhatsMiner M50 Bitcoin miners on April 20, 2023, and we also expect to receive an additional approximately 0.2 EH/s related to the purchase agreement we entered into with MinerVa Semiconductor Corp. (“MinerVa”) dated April 2, 2021, representing the final 15% of the contracted hash rate yet to be delivered. We also expect to receive an additional 2,000 Canaan A1346 miners, which will yield an additional 0.2 EH/s of hash rate capacity, related to our hosting agreement with Cantaloupe Digital LLC, a subsidiary of Canaan Inc. ("Canaan") after receiving the first 2,000 miners (0.2 EH/s) in early May. We are actively evaluating incremental opportunities, and while no assurances can be made that we will receive the remaining MinerVa miners or be able to consummate any of these incremental transactions, we continue to believe that we will be able to fill our existing 4 EH/s of data center capacity by the end of the third quarter.
Bitcoin
Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every Bitcoin transaction ever processed. The Bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each Bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive Bitcoin. Users have full control over remitting Bitcoin from their own sending addresses. All transactions on the Bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each Bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with Bitcoins, both in the form of newly created Bitcoins and fees in Bitcoin, for successfully solving the mathematical problems and providing computing power to the network. A company’s computing power, measured in hash rate, is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.
We receive Bitcoin as a result of our mining operations, and we sell Bitcoin, from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin (other than as necessary to convert our Bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of Bitcoin; however, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold or the number of Bitcoins we will sell. We assess our fiat currency needs on an ongoing basis, incorporating market conditions, our financial forecasts, and scenarios analyses. We safeguard and keep private our digital assets by utilizing storage solutions provided by Anchorage Digital Bank (“Anchorage”), which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.

Recent Developments
Bruce and Merrilees Settlement Agreement
On March 28, 2023, the Company and Stronghold Digital Mining Holdings, LLC ("Stronghold LLC") entered into a Settlement Agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M eliminated an estimated $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 3,000,000 shares of Class A Common Stock (the B&M Warrant").
Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement include a mutual release of all pre-existing claims.

Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan shall be payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement (as defined below) and (ii) no PIK Option (as such term is defined in the First Amendment, as defined below) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). Pursuant to the B&M Warrant, the Company entered into a registration rights agreement with B&M for the shares underlying the warrants.
Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a Subordination Agreement with B&M and WhiteHawk Capital Partners LP ("Whitehawk Capital") pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M pursuant to the B&M Note, B&M Settlement and otherwise shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk pursuant to the Credit Agreement.
Series C Convertible Preferred Stock
On December 30, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Purchasers”) of the May 2022 Notes (as defined below) whereby the May 2022 Notes were to be exchanged for shares of a new series of convertible preferred stock (the “Series C Preferred Stock”) that, among other things, will convert into shares of Common Stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion price of $0.40 per share. The Exchange Agreement closed on February 20, 2023. Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 3,825,000 shares of the Company’s Class A common stock. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 3,825,000 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation (the “Certificate of Designation”), and the Company provided certain registration rights to the Purchasers.
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners, with a total hash rate capacity of 1.5 exahash per second to be delivered. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. Due to continued delays in deliveries, an impairment of approximately $12 million was recognized on March 31, 2022. Due to market conditions, an additional impairment of approximately $5 million was recognized on December 31, 2022. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. As of December 31, 2022, and May 8, 2023, MinerVa had delivered value to Stronghold Inc. equivalent to approximately 1,070 PH/s and approximately 1,270 PH/s, respectively, of the 1,500 PH/s in the form of MinerVa miners, refunded cash, and other industry leading miners. We have continued to receive MinerVa miners during the first quarter of 2023 and expect to receive the remaining MinerVa miners, but we do not know when they will be received, if at all.
WhiteHawk Credit Agreement Amendment
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment (the “First Amendment”) to the previously announced secured credit agreement (the "Credit Agreement") the Company entered into with WhiteHawk Finance LLC ("WhiteHawk") on October 27, 2022, in order to modify certain covenants and remove certain prepayment requirements contained therein. Following the First Amendment, Stronghold LLC will be permitted to pay interest in kind in each month that its average daily cash balance (including cryptocurrencies) is less than $5,000,000, up to a maximum of six elections during the life of the Credit Agreement. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024 and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024 through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The average monthly minimum liquidity requirement has been removed entirely. The First Amendment required the Company to produce a budget, to be approved by the required lenders, and to resolve all claims of and amounts payable to B&M in a manner satisfactory to the required lenders by February 28, 2023.
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
Simultaneous with the entry into the B&M Settlement and the Subordination Agreement, on March 28, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into a second amendment to the Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, among other items, the terms “Permitted Indebtedness”, “Subordinated Indebtedness” and “Material Contracts” under the Credit Agreement were amended to include and account for the B&M Settlement, B&M Note and B&M Warrant, and the Company’s obligations thereunder.
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “May Purchasers”), whereby the Company agreed to issue and sell to the May Purchasers, and the May Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 6,318,000 shares of Class A common stock, of the Company with an exercise price per share equal to $2.50, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the May Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of approximately $27.0 million.
In connection with the 2022 Private Placement, the Company undertook to negotiate with the May Purchasers and to file a certificate of designation with the State of Delaware, following the closing of the 2022 Private Placement, for the terms of a new series of preferred stock.
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
On August 16, 2022, the Company entered into an amendment to the Purchase Agreement, by and among the Company and the May Purchasers, whereby the Company agreed to amend the Purchase Agreement, such that $11.25 million of the outstanding principal was exchanged for the May Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction and amended and restated warrants, the Company was to continue to make subsequent monthly, payments to the May Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company was able to elect to pay each such payment (A) in cash or (B) in shares of common stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.

April 2023 Private Placement
On April 20, 2023, we entered into Securities Purchase Agreements with an institutional investor (the “Institutional Purchaser”) and the Company’s chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $1.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $1.10 per share (subject to certain adjustments in accordance with the terms thereof) (“April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the Institutional Purchaser invested $9.0 million in exchange for an aggregate of 9,000,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 1,000,000 shares of Class A common stock, in each case at a price of $1.00 per share equivalent. Further, the Institutional Purchaser and Mr. Beard received warrants exercisable for 9,000,000 shares and 1,000,000 shares, respectively, of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.0001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
Additionally, as previously disclosed, on September 13, 2022, we entered into Securities Purchase Agreements (the “2022 SPAs”) with the Institutional Purchaser and Greg Beard for the purchase of shares of Class A common stock, pre-funded warrants and warrants to purchase an aggregate of 5,602,409 shares of Class A common stock (the “2022 Warrants”), at an exercise price of $1.75 per share (the “September 2022 Private Placement). On April 20, 2023, we and the September 2022 Private Placement Purchasers entered into amendments to the 2022 SPAs and the 2022 Warrants to, among other things, (i) replace Section 4.11(b) in the 2022 SPA with Section 4.11(b) in the Securities Purchase Agreements, (ii) with respect to the Institutional Purchaser, remove Section 4.2(b) in the 2022 SPA, and (iii) adjust the strike price of the 2022 Warrants to $1.01 per share.
MicroBT Miner Purchase
On April 20, 2023, we entered into a Master Sales and Purchase Agreement to acquire 5,000 new, latest-generation MicroBT WhatsMiner M50 miners (the “M50 Miners”) for $15.50 per terahash per second, including shipping (the “MicroBT Miner Purchase”). The M50 Miners have an average hash rate of 118 terahash per second and energy efficiency of 28.5 joules per terahash. This addition of approximately 600 petahash per second of hash rate capacity is expected to grow our total delivered hash rate capacity by over 20% to over 3.2 EH/s and to approximately 3.5 EH/s with all remaining contracted miners delivered. We expect to receive and install the M50 Miners during the second quarter of 2023.
Canaan Bitcoin Mining Agreement
On April 27, 2023, we signed a two-year hosting agreement with Cantaloupe Digital LLC, a subsidiary of Canaan, whereby we will operate 2,000 A1346 (110 TH/s per miner) and 2,000 A1246 (90 TH/s per miner) Bitcoin miners supplied by Canaan (the “Canaan Miners”), with total hash rate capacity of 400 PH/s (the “Canaan Bitcoin Mining Agreement”). The Canaan Bitcoin Mining Agreement has a two-year term, with no unilateral early termination option. We will receive 50% of the Bitcoin mined by the Canaan Miners and receive payments from Canaan equal to 55% of the net cost of power at the Company’s Panther Creek Plant, in dollar-per-megawatt-hour terms, calculated on a monthly basis. Additionally, we will retain all upside associated with selling power to the grid, and, if we elect to curtail the Canaan Miners to sell power to the grid, Canaan will receive a true-up payment that represent estimates of the Bitcoin mining revenue would have been generated had the miners not been curtailed. The A1246 Bitcoin miners are to be installed by May 15, 2023, and the A1346 Bitcoin miners are to be installed by June 15, 2023. On May 3, 2023, the 2,000 A1246 Bitcoin miners were delivered to our Panther Creek Plant and were ready to be deployed.
Nasdaq Continued Listing Deficiency
As disclosed in our Form 8-K filing on December 6, 2022, on November 30, 2022, we received a written notification from the Nasdaq Stock Market LLC ("Nasdaq") notifying us that, based upon the closing bid price of the Company’s Class A common stock, for the last 30 consecutive business days, the Class A common stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5450(a)(1), initiating an automatic 180 calendar-day grace period for the Company to regain compliance. Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of Class A common stock will continue to be listed and traded on the Nasdaq Global Market. If we do not regain compliance during the compliance period, we may be afforded a second 180 calendar day period to regain compliance if, among other things, we meet certain listing requirements of, and elect to transfer to, the Nasdaq Capital Market. The Company may regain compliance with the minimum bid price requirement if at any time before May 29, 2023, the bid price for our Class A common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.
As disclosed in our Form 8-K filing on January 13, 2023, on January 9, 2023, stockholders holding a majority of our issued and outstanding Class A common stock and Class V common stock entitled to vote on such matters took action by written consent to authorize our Board to effect a reverse stock split in its discretion with a ratio in a range from and including one-for-two (1:2) up to one-for-ten (1:10) at any time on or before June 30, 2023 (the “Reverse Stock Split”).
If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s shares of Class A common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel. We intend to continue to monitor the bid price for our Class A common stock and will consider appropriate alternatives to achieve compliance within the initial 180 calendar-day compliance period, including, among other things, effecting the Reverse Stock Split. We intend to effect a Reverse Stock Split to regain compliance within the initial 180 calendar-day compliance period. There can be no assurance, however, that we will be able to do so.

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $15,000 to a high of approximately $48,000 during 2022 and has ranged from approximately $17,000 to approximately $31,000 year-to-date as of May 8, 2023. During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including Core Scientific, Celsius Network LLC, Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd., and Genesis Holdco. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”) or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, that engages in the trading of our mined Bitcoin. The hosting agreement with Foundry is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement with Foundry which, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit-sharing components. The recent bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted the original or currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius Network LLC, First Republic Bank, FTX Trading Ltd., Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “Risk Factors—Crypto Asset Mining Related Risks— Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible” in the 2022 Form 10-K for additional information.

Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Since then, Bitcoin has recovered approximately 100%. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our consolidated financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $558 billion as of May 4, 2023, nearly twice that of Ethereum at $230 billion, the second largest cryptocurrency. Bitcoin transactions have increased from 13,528 on May 4, 2009, to 831,761,978 on May 4, 2023. Transactions in Bitcoin greatly surpassed the 1,110,210 Ethereum transactions on May 4, 2023. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to approximately 351 EH/s as of May 4, 2023, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $29,000 as of May 4, 2023. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on May 4, 2023, was 48.01 trillion, and it has ranged from one to 48.7 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through the end of the first quarter of 2023, approximately 19 million Bitcoins have been mined, leaving approximately 2 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. Whereas today the reward for adding a block to the blockchain is currently 6.25 Bitcoins, it is estimated that in April 2024, the award per block will be reduced to 3.125 Bitcoins. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.084 on May 4, 2023, compared to the average year-to-date hash price of $0.075, and compared to the five-year, one year, 2022, and 2021 average hash prices of $0.20, $0.08, $0.12, and $0.31, respectively. The five-year high price was May 5, 2018, when hash price was at $0.62. The five-year low hash price was November 21, 2022, ten days after the bankruptcy filing of FTX Trading Ltd. and certain of its subsidiaries, when hash price reached $0.056. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is between $0.06 to $0.10, which assumes operating expenses of $60 to $70 per MWh, annual fixed expenses of $1 to $5 million per EH/s, and network efficiency of 40 to 50 J/TH. We believe that the majority of network hash rate was operating at or below breakeven operating costs during the last six months.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. From November 2021 to April 2023, transaction fees averaged approximately 1.8% of a block subsidy. However, transaction fees and volume have risen sharply on the Bitcoin network in recent weeks, and from May 1, 2023, to May 8, 2023, transaction fess averaged approximately 26% of block subsidy, meaning that we have received more

Bitcoin in May 2023 than what we previously received in prior periods for processing and validating transactions. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.

Critical Accounting Policies and Significant Estimates
The Company's critical accounting policies and significant estimates, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2022, remain unchanged.

Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021 and therefore is subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc., and Q Power, in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation. Our financial statements following the IPO will continue to reflect the impact of these expenses.

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
As previously discussed in the "Critical Accounting Policies" section in our 2022 Form 10-K, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), investments, intangible assets, stock-based compensation, and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Results of Operations
Highlights of our consolidated results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, include:
Operating Revenue
Revenue decreased $12.1 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily due to a $6.9 million decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate, and a $6.3 million decrease in energy revenue driven by lower prevailing market rates per MW. Cryptocurrency hosting revenue increased by $2.3 million primarily due to the hosting agreement with Foundry Digital, LLC (the "Foundry Hosting Agreement") which began in November 2022. Capacity revenue decreased $1.2 million due to both plants strategically reducing exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM.
Operating Expenses
Total operating expenses decreased $26.4 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily driven by (1) a $12.2 million decrease in impairments on equipment deposits, (2) a $4.6 million decrease in depreciation and amortization due to prior period asset impairments, (3) a $3.0 million decrease in general and administrative expenses primarily due to lower insurance expenses, professional services and other cost saving initiatives, partially offset by a $1.0 million expense related to a decrease in the value of accounts receivable, (4) a $2.1 million decrease in operations and maintenance due to improved plant stability and performance, and (5) a $2.6 million decrease in fuel expenses due to higher proceeds from the sale of RECs driven by a year-over-year increase in REC market pricing.
Other Income (Expense)
Total other income (expense) decreased $28.7 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily driven by a loss on debt extinguishment related to the extinguishment of the Convertible Notes in exchange for the newly-created Series C Convertible Preferred Stock as described in Note 7 – Debt in the notes to our Condensed Consolidated Financial Statements.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING REVENUES:
Energy Operations	$3,642,921	$11,109,581
Cryptocurrency Operations	13,623,294	18,272,069
Total operating revenues	$17,266,215	$29,381,650
NET OPERATING LOSS:
Energy Operations	$(10,734,947)	$(12,097,125)
Cryptocurrency Operations	(3,881,166)	(16,834,089)
Total net operating loss	$(14,616,113)	$(28,931,214)
OTHER EXPENSE [A]	$(32,044,449)	$(3,375,202)
NET LOSS	$(46,660,562)	$(32,306,416)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,332,873)	$(1,256,101)
Cryptocurrency Operations	(6,389,968)	(11,063,480)
Total depreciation and amortization	$(7,722,841)	$(12,319,581)
INTEREST EXPENSE:
Energy Operations	$(159,287)	$(31,522)
Cryptocurrency Operations	(2,224,626)	(2,879,931)
Total interest expense	$(2,383,913)	$(2,911,453)
[A] We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended March 31,
	2023	2022	Change
OPERATING REVENUES:
Energy	$2,730,986	$9,044,392	$(6,313,406)
Capacity	859,510	2,044,427	(1,184,917)
Other	52,425	20,762	31,663
Total operating revenues	3,642,921	11,109,581	(7,466,660)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	2,716,047	7,489,171	(4,773,124)
Operations and maintenance	7,412,152	10,346,687	(2,934,535)
General and administrative	1,447,473	441,127	1,006,346
Depreciation and amortization	1,332,873	1,256,101	76,772
Total operating expenses	12,908,545	19,533,086	(6,624,541)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(9,265,624)	$(8,423,505)	$(842,119)
Corporate overhead	1,469,323	3,673,620	(2,204,297)
NET OPERATING LOSS	$(10,734,947)	$(12,097,125)	$1,362,178

INTEREST EXPENSE	$(159,287)	$(31,522)	$(127,765)
(1) Cryptocurrency operations consumed $4.7 million of electricity generated by the Energy Operations segment for the three months ended March 31, 2023, and $2.5 million for the three months ended March 31, 2022. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.
Operating Revenues
Total operating revenue decreased $7.5 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily due to a $6.3 million decrease in energy revenue driven by lower prevailing market rates per MW. Capacity revenue decreased $1.2 million.
Effective June 1, 2022, through May 31, 2024, both plants strategically reduced their exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM. The Company chose to be an energy resource after achieving its RegA certification, which reduced monthly capacity revenue and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenue. This also gives our plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. When high power prices call for more electricity to be supplied by our plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both revenue as well as grid support over time.
Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for the crypto asset operations.
Operating Expenses
Total operating expenses decreased $6.6 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily due to (1) a $4.8 million decrease in fuel expenses due to higher proceeds from the sale of RECs and (2) a $2.9 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022. These decreases were partially offset by a $1.0 million increase in general and administrative expenses related to a decrease in the value of accounts receivable. REC sales of $4.9 million and $0.5 million were recognized as contra-expense to offset fuel expenses for the three months ended March 31, 2023, and 2022, respectively.
Corporate overhead decreased $2.2 million primarily due to lower insurance expenses and professional services related to organizing and scaling operations, which has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended March 31,
	2023	2022	Change
OPERATING REVENUES:
Cryptocurrency mining	$11,297,298	$18,204,193	$(6,906,895)
Cryptocurrency hosting	2,325,996	67,876	2,258,120
Total operating revenues	13,623,294	18,272,069	(4,648,775)
OPERATING EXPENSES:
Electricity - purchased from energy segment	4,697,967	2,530,814	2,167,153
Operations and maintenance	1,028,771	987,646	41,125
General and administrative	57,186	58,487	(1,301)
Impairments on digital currencies	71,477	2,506,172	(2,434,695)
Impairments on equipment deposits	—	12,228,742	(12,228,742)
Realized gain on sale of digital currencies	(326,768)	(751,110)	424,342
Loss on disposal of fixed assets	91,086	44,958	46,128
Depreciation and amortization	6,389,968	11,063,480	(4,673,512)
Total operating expenses	12,009,687	28,669,189	(16,659,502)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$1,613,607	$(10,397,120)	$12,010,727
Corporate overhead	5,494,773	6,436,969	(942,196)
NET OPERATING LOSS	$(3,881,166)	$(16,834,089)	$12,952,923

INTEREST EXPENSE	$(2,224,626)	$(2,879,931)	$655,305
Operating Revenues
Total operating revenues decreased by $4.6 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily due to a decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate. Cryptocurrency hosting revenue increased by $2.3 million due to the Foundry Hosting Agreement which began in November 2022.

Operating Expenses
Total operating expenses decreased by $16.7 million for the three-month period ended March 31, 2023, as compared to the same period in 2022, primarily due to (1) a $12.2 million impairment on equipment deposits that was recorded in 2022, (2) a $4.7 million decrease in depreciation and amortization due to prior period asset impairments, and (3) a $2.4 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices during the first quarter of 2023. These decreases were partially offset by a $2.2 million increase in intercompany electric charges related to the ramp up of cryptocurrency mining operations.
Corporate overhead decreased by $0.9 million primarily due to lower insurance expenses and professional services related to organizing and scaling operations, which has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of $0.1 million and $2.5 million were recognized for the three-months ended March 31, 2023, and March 31, 2022, respectively, as a result of the negative impacts from the crypto coin spot market declines. As of March 31, 2023, the Company held approximately 24 Bitcoin on its balance sheet at carrying value. The spot market price of Bitcoin was $28,478 as of March 31, 2023, per Yahoo Finance.
Interest Expense
Interest expense decreased $0.7 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to lower debt as a result of extinguishing the debt under the master equipment financing agreements entered into with an affiliate of NYDIG ABL, LLC, from August to October 2022.

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
We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. Subsequent to March 31, 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement. Please see Note 15 – Private Placements in the notes to our Condensed Consolidated Financial Statements.
As of March 31, 2023, and May 8, 2023, we had approximately $7.0 million and $8.0 million, respectively, of cash and cash equivalents and Bitcoin on our balance sheet, which included 24 Bitcoin and 22 Bitcoin, respectively. As of March 31, 2023, and May 8, 2023, we had principal amount outstanding indebtedness of $59.8 million and $59.6 million, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement, September 2022 Private Placement and April 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.

Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $46.7 million for the three months ended March 31, 2023, and an accumulated deficit of $290.8 million as of March 31, 2023. We experienced a number of previously disclosed setbacks and unexpected challenges, including a longer-than-expected and continuing delay of the MinerVa miners and longer than expected downtime at our Scrubgrass Plant for maintenance, the Panther Creek Plant's mining operations shutdown in April 2022 and the outages of our mining operations due to higher than anticipated requirements from PJM. As a result of the delay in delivery of the MinerVa miners, we were at risk of defaulting on our obligations under the WhiteHawk debt facility because those miners were to be provided as collateral to WhiteHawk by April 30, 2022. Pursuant to the Second WhiteHawk Amendment, the MinerVa miners were exchanged for collateral for additional miners received by the Company. Due to the delay, we determined an impairment charge totaling $12.2 million that was recognized on March 31, 2022. We spent approximately $7 million in fiscal year 2022 on major repairs and upgrades at our plants, primarily during the planned maintenance outage that occurred beginning in September 2022.
As previously disclosed, the Panther Creek Plant's mining operations were offline for ten days in April 2022 due to the failure of a switchgear and the need to source, deliver and install a new piece of equipment, causing ten days of no mining revenue generation at the facility and resulting in an estimated loss of approximately $1.4 million.
As previously disclosed in the Company's Current Report on Form 8-K dated July 25, 2022, the Panther Creek Plant experienced approximately 8.5 days of unplanned downtime in the month of June from damaged transmission lines caused by a storm, and other plant maintenance issues. The Company estimates the financial impact of the June outages to be lost revenue of approximately $1.8 million and a net income impact of approximately $1.4 million. The Company's Panther Creek Plant will be taking a planned two-week outage in May 2023. The Company's Scrubgrass Plant does not currently expect to take a planned outage this spring.
Taking into account the First Amendment, Second Amendment, the Exchange Agreement, and transactions subsequent to the March 31, 2023, quarter end which include the April 2023 Private Placement, and the continued expansion of our cryptocurrency mining operations through the MicroBT Miner Purchase and the Canaan Bitcoin Mining Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.

Cash Flows
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2023, and 2022
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in) operating activities	$(3,341,466)	$(4,218,388)	$876,922
Net cash provided by (used in) investing activities	(13,738)	(44,639,218)	44,625,480
Net cash provided by (used in) financing activities	(3,587,526)	42,548,184	(46,135,710)
Net change in cash	$(6,942,730)	$(6,309,422)	$(633,308)

Operating Activities. Net cash used in operating activities was $3.3 million for the three months ended March 31, 2023, compared to $4.2 million used in operating activities for the three months ended March 31, 2022. The $0.9 million net decrease in cash from operating activities was primarily due to (1) lower cash outflows for general and administrative expenses for insurance and professional services related to organizing and scaling operations and (2) lower cash outflows for operations and maintenance expenses related to major repairs and upgrades to the Scrubgrass Plant which occurred in 2022.
Investing Activities. Net cash used in investing activities was $0.0 million for the three months ended March 31, 2023, compared to $44.6 million used in investing activities for the three months ended March 31, 2022. The $44.6 million decrease in net cash used in investing activities was due to lower outflows for the purchase of property, plant and equipment. Significant cash outflows occurred during the three months ended March 31, 2022, for the continued ramp up of cryptocurrency mining operations.

Financing Activities. Net cash used in financing activities was $3.6 million for the three months ended March 31, 2023, compared to $42.5 million provided by financing activities for the three months ended March 31, 2022. The $46.1 million net decrease in cash provided by financing activities was due to funding provided in 2022 from a Whitehawk promissory note and equipment financings. See the equipment financing agreements discussed in Note 7 – Debt in the notes to our Condensed Consolidated Financial Statements.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business.
We entered into the WhiteHawk Financing Agreement on June 30, 2021 and amended the agreement on December 31, 2021 and March 28, 2022. On October 27, 2022, we entered into the Credit Agreement with WhiteHawk to refinance the WhiteHawk Financing Agreement, effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and a $23.0 million Delayed Draw Facility (as defined therein). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. As of March 31, 2023, the amount owed under the debt agreements totaled $54.4 million. For additional information, see Note 7 – Debt in the notes to our Condensed Consolidated Financial Statements.
Total net obligations under all debt agreements as of March 31, 2023, were $59.2 million (excluding finance insurance premiums).
Amended May 2022 Notes
On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the purchasers thereto, bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. On August 16, 2022, we entered into an agreement with the Purchasers, whereby we agreed to amend the terms of the May 2022 Notes (the "Amended May 2022 Notes") such that an aggregate of $11.25 million of the outstanding principal under the May 2022 Notes was exchanged for the amended and restated warrant agreement pursuant to which the strike price of the aggregate 6,318,000 May 2022 Warrants was reduced from $2.50 to $0.01. After giving effect to the principal reduction under the Amended May 2022 Notes, subsequent payments were due to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023 and February 2023. We generally had the option to make each such payment (A) in cash or (B) in shares of common stock, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date. Amounts due under the May 2022 Notes were subsequently terminated in exchange for shares of the Series C Preferred Stock. See “—Recent Developments — Exchange Transaction” for additional information.
Equipment Purchase and Financing Transactions
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into the MinerVa Purchase Agreement for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miner equipment (miners) with a total terahash to be delivered equal to 1.5 million terahash (total terahash). The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid June 2, 2021. As of March 31, 2023, there are no remaining deposits owed. As a result, an impairment totaling $12,228,742 was recorded in the first quarter of 2022. Furthermore, in the fourth quarter of 2022, the difference between the fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an additional impairment charge of $5,120,000.
In December 2021, the Company extended the deadline for delivery of the MinerVa miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and had only delivered approximately 3,350 of the 15,000 miners. As of March 31, 2023, MinerVa had delivered, refunded cash, or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all. On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating the Company and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. In accordance with the MinerVa Purchase Agreement, if no settlement has been reached after sixty (60) days, Stronghold Inc. may end discussions and declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has now expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement.
WhiteHawk Refinancing Agreement
On October 27, 2022, the Company entered into the Credit Agreement with WhiteHawk to refinance an existing financing agreement with WhiteHawk, effectively terminating the preexisting financing agreement. Upon closing, the Credit Agreement consisted of $35.1 million in term loans and $23.0 million in additional commitments.
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 will not be required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of March 31, 2023.
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
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Holders”) of the Amended May 2022 Notes, providing for the exchange of such Amended May 2022 Notes (the “Exchange Transaction”) for shares of the Company’s newly-created Series C Preferred Stock, par value $0.0001 per share. On February 20, 2023, the Exchange Transaction was consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuances of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of approximately $29 million for the three months ended March 31, 2023.

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

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 1 – Basis of Presentation in the notes to our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information regarding this Item is contained in Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
3.3
Certificate of Designations of the Series C Convertible Preferred Stock of Stronghold Digital Mining, Inc., filed with the Secretary of State of the State of Delaware and effective February 20, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

4.1	Form of Warrant, dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).
4.2
Pre-funded Warrant, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.1
First Amendment to Credit Agreement, dated as of February 6, 2023, by and among Stronghold Digital Mining, Inc. as Holdings and a Guarantor, Stronghold Digital Mining Holdings, LLC as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and/or its affiliates or designees and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 7, 2023).

10.2
Registration Rights Agreement, dated as of February 20, 2023, by and among Stronghold Digital Mining, Inc., Adage Capital Partners, LP, Continental General Insurance Company and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

10.3 †
Indemnification Agreement, dated March 7, 2023, by and between Stronghold Digital Mining, Inc. and Thomas Doherty (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023).

10.4
Board Observer Agreement, dated March 27, 2023, by and between Stronghold Digital Mining, Inc. and WhiteHawk Capital Partners LP. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023).

10.5
Joinder to Tax Receivable Agreement, dated March 14, 2023, by and among Stronghold Digital Mining, Inc., Q Power LLC and Gregory A. Beard as Agent (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023).

10.6
Settlement Agreement and Mutual Release, dated as of March 28, 2023, by and among Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.7
Promissory Note, dated as of March 28, 2023, between Stronghold Digital Mining Holdings, LLC and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.8
Stock Purchase Warrant, dated as of March 28, 2023, between Stronghold Digital Mining, Inc. and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.9
Subordination Agreement, dated as of March 28, 2023, between WhiteHawk Capital Partners LP, Bruce-Merrilees Electric Co., Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC as Borrower, and each subsidiary of the Borrower listed therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.10
Second Amendment to Credit Agreement, dated as of March 28, 2023, by and among Stronghold Digital Mining, Inc. as Holdings and a Guarantor, Stronghold Digital Mining Holdings, LLC as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and/or its affiliates or designees and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.11 ¥
Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd., together with a schedule identifying a substantially identical agreement between Stronghold Digital Mining, Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.12
Registration Rights Agreement, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.13 † *	Restricted Stock Unit Grant Agreement, dated as of March 15, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard.
10.14 †*	Restricted Stock Unit Grant Agreement, dated as of March 15, 2023, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith.
10.15 *	Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd.
10.16 *	Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certification of Chief Executive Officer.
32.2 **	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: May 12, 2023 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)