Form 10-Q
period 2023-06-30
Stronghold Digital Mining, Inc.
filed 2023-08-11
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, the registrant had outstanding 7,397,605 shares of Class A common stock, par value $0.0001 per share, 21,572 shares of Series C convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$5,104,192	$13,296,703
Digital currencies	1,429,653	109,827
Accounts receivable	2,338,099	10,837,126
Inventory	4,168,189	4,471,657
Prepaid insurance	3,311,214	5,471,498
Due from related parties	69,947	73,122
Other current assets	1,047,731	1,381,737
Total current assets	17,469,025	35,641,670
Equipment deposits	5,422,338	10,081,307
Property, plant and equipment, net	160,398,999	167,204,681
Operating lease right-of-use assets	1,722,900	1,719,037
Land	1,748,440	1,748,440
Road bond	211,958	211,958
Security deposits	348,888	348,888
TOTAL ASSETS	$187,322,548	$216,955,981
LIABILITIES:
Accounts payable	$16,158,911	$27,540,317
Accrued liabilities	8,630,165	8,893,248
Financed insurance premiums	1,993,120	4,587,935
Current portion of long-term debt, net of discounts and issuance fees	796,668	17,422,546
Current portion of operating lease liabilities	724,539	593,063
Due to related parties	910,376	1,375,049
Total current liabilities	29,213,779	60,412,158
Asset retirement obligation	1,049,626	1,023,524
Warrant liabilities	5,253,582	2,131,959
Long-term debt, net of discounts and issuance fees	57,965,960	57,027,118
Long-term operating lease liabilities	1,095,116	1,230,001
Contract liabilities	456,582	351,490
Total liabilities	95,034,645	122,176,250
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 2,405,760 and 2,605,760 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	9,947,656	11,754,587
Total redeemable common stock	9,947,656	11,754,587
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 5,976,099 and 3,171,022 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	606	317
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 21,572 and 0 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	2	—
Accumulated deficits	(298,199,062)	(240,443,302)
Additional paid-in capital	380,538,701	323,468,129
Total stockholders' equity	82,340,247	83,025,144
Total redeemable common stock and stockholders' equity	92,287,903	94,779,731
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$187,322,548	$216,955,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
OPERATING REVENUES:
Cryptocurrency mining	$13,782,798	$20,227,536	$25,080,096	$38,431,729
Energy	740,793	7,691,226	3,471,779	16,735,618
Cryptocurrency hosting	3,079,701	121,172	5,405,697	189,048
Capacity	582,557	1,668,001	1,442,067	3,712,428
Other	47,892	32,008	100,317	52,770
Total operating revenues	18,233,741	29,739,943	35,499,956	59,121,593
OPERATING EXPENSES:
Fuel	6,291,501	9,188,165	13,705,515	19,208,150
Operations and maintenance	8,804,097	16,586,756	17,245,020	27,921,089
General and administrative	10,077,738	10,903,876	18,546,493	21,514,079
Depreciation and amortization	8,634,967	12,667,300	16,357,808	24,986,881
Loss on disposal of fixed assets	17,281	1,724,642	108,367	1,769,600
Realized gain on sale of digital currencies	(266,665)	—	(593,433)	(751,110)
Realized loss on sale of miner assets	—	8,012,248	—	8,012,248
Impairments on miner assets	—	4,990,000	—	4,990,000
Impairments on digital currencies	254,353	5,205,045	325,830	7,711,217
Impairments on equipment deposits	—	—	—	12,228,742
Total operating expenses	33,813,272	69,278,032	65,695,600	127,590,896
NET OPERATING LOSS	(15,579,531)	(39,538,089)	(30,195,644)	(68,469,303)
OTHER INCOME (EXPENSE):
Interest expense	(2,603,478)	(4,508,782)	(4,987,391)	(7,420,235)
Loss on debt extinguishment	—	—	(28,960,947)	—
Gain on extinguishment of PPP loan	—	841,670	—	841,670
Changes in fair value of warrant liabilities	6,475,880	—	5,761,291	—
Changes in fair value of forward sale derivative	—	3,919,388	—	3,435,639
Changes in fair value of convertible note	—	(962,761)	—	(962,761)
Other	15,000	10,000	30,000	30,000
Total other income (expense)	3,887,402	(700,485)	(28,157,047)	(4,075,687)
NET LOSS	$(11,692,129)	$(40,238,574)	$(58,352,691)	$(72,544,990)
NET LOSS attributable to noncontrolling interest	(3,355,873)	(23,537,554)	(21,475,004)	(42,435,192)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(8,336,256)	$(16,701,020)	$(36,877,687)	$(30,109,798)
NET LOSS attributable to Class A common shareholders:
Basic	$(1.35)	$(8.21)	$(6.99)	$(14.85)
Diluted	$(1.35)	$(8.21)	$(6.99)	$(14.85)
Weighted average number of Class A common shares outstanding:
Basic	6,163,450	2,034,107	5,274,471	2,027,468
Diluted	6,163,450	2,034,107	5,274,471	2,027,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2023
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – April 1, 2023	21,572	$2	—	$—	4,104,617	$411	$(290,848,496)	$373,044,458	$82,196,375
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(8,336,256)	—	(8,336,256)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,355,873)	—	(3,355,873)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	4,341,563	—	4,341,563
Stock-based compensation	—	—	—	—	250,000	25	—	4,366,699	4,366,724
Vesting of restricted stock units	—	—	—	—	202,932	20	—	(20)	—
Exercised warrants	—	—	—	—	633,318	63	—	(20)	43
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	97,330	10	—	973,184	973,194
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	760	—	—	2,825	2,825
Balance – June 30, 2023	21,572	$2	—	$—	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247

	Three Months Ended June 30, 2022
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – April 1, 2022	—	$—	1,152,000	$36,898,361	2,002,088	$200	$(241,895,907)	$245,617,544	$40,620,198
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(16,701,020)	—	(16,701,020)
Net loss attributable to noncontrolling interest	—	—	—	(961,300)	—	—	(22,576,254)	—	(23,537,554)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	125,464,316	—	125,464,316
Stock-based compensation	—	—	—	—	—	—	—	3,152,631	3,152,631
Vesting of restricted stock units	—	—	—	—	1,400	—	—	—	—
Warrants issued and outstanding	—	—	—	—	—	—	—	6,604,881	6,604,881
Balance – June 30, 2022	—	$—	1,152,000	$35,937,061	2,003,488	$200	$(155,708,865)	$255,375,056	$135,603,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2023
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	$—	3,171,022	$317	$(240,443,302)	$323,468,129	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(36,877,687)	—	(36,877,687)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(21,475,004)	—	(21,475,004)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	596,931	—	596,931
Stock-based compensation	—	—	—	—	250,000	25	—	6,816,023	6,816,048
Vesting of restricted stock units	—	—	—	—	253,762	26	—	(26)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	1,133,583	113	—	203	316
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	97,330	10	—	973,184	973,194
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	760	—	—	2,825	2,825
Issuance of Series C convertible preferred stock	23,102	2	—	—	—	—	—	45,386,944	45,386,946
Conversion of Series C convertible preferred stock	(1,530)	—	—	—	382,500	38	—	(38)	—
Balance – June 30, 2023	21,572	$2	—	$—	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247

	Six Months Ended June 30, 2022
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2022	—	$—	1,152,000	$37,670,161	2,001,607	$200	$(338,709,688)	$241,874,549	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(30,109,798)	—	(30,109,798)
Net loss attributable to noncontrolling interest	—	—	—	(1,733,100)	—	—	(40,702,092)	—	(42,435,192)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	253,812,713	—	253,812,713
Stock-based compensation	—	—	—	—	—	—	—	5,745,625	5,745,625
Vesting of restricted stock units	—	—	—	—	1,881	—	—	—	—
Warrants issued and outstanding	—	—	—	—	—	—	—	7,754,882	7,754,882
Balance – June 30, 2022	—	$—	1,152,000	$35,937,061	2,003,488	$200	$(155,708,865)	$255,375,056	$135,603,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,352,691)	$(72,544,990)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	16,357,808	24,986,881
Accretion of asset retirement obligation	26,102	12,169
Gain on extinguishment of PPP loan	—	(841,670)
Loss on disposal of fixed assets	108,367	1,769,600
Realized loss on sale of miner assets	—	8,012,248
Change in value of accounts receivable	1,142,750	—
Amortization of debt issuance costs	109,620	2,060,806
Stock-based compensation	6,816,048	5,745,625
Loss on debt extinguishment	28,960,947	—
Impairments on equipment deposits	—	12,228,742
Impairments on miner assets	—	4,990,000
Changes in fair value of warrant liabilities	(5,761,291)	—
Changes in fair value of forward sale derivative	—	(3,435,639)
Forward sale contract prepayment	—	970,000
Changes in fair value of convertible note	—	962,761
Other	(532,880)	—
(Increase) decrease in digital currencies:
Mining revenue	(28,709,950)	(38,431,729)
Net proceeds from sale of digital currencies	27,064,294	36,006,390
Impairments on digital currencies	325,830	7,711,217
(Increase) decrease in assets:
Accounts receivable	7,140,368	260,136
Prepaid insurance	542,828	3,945,290
Due from related parties	(64,276)	(848,150)
Inventory	303,468	(233,279)
Other assets	306,998	(1,072,267)
Increase (decrease) in liabilities:
Accounts payable	(145,649)	(4,763,351)
Due to related parties	219,778	543,639
Accrued liabilities	27,326	4,393,075
Other liabilities, including contract liabilities	(78,849)	(55,742)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,193,054)	(7,628,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,581,332)	(57,074,647)
Proceeds from sale of equipment deposits	—	13,844,780
Equipment purchase deposits - net of future commitments	—	(12,073,928)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(10,581,332)	(55,303,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(2,446,953)	(24,022,738)
Repayments of financed insurance premiums	(651,495)	(3,906,462)
Proceeds from debt, net of issuance costs paid in cash	(147,385)	92,058,299
Proceeds from private placements, net of issuance costs paid in cash	9,824,567	—
Proceeds from ATM, net of issuance costs paid in cash	2,825	—
Proceeds from exercise of warrants	316	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,581,875	64,129,099
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,192,511)	1,197,066
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,296,703	31,790,115
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,104,192	$32,987,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NATURE OF OPERATIONS
Stronghold Digital Mining, Inc. ("Stronghold Inc." or the "Company") is a low-cost, environmentally beneficial, vertically integrated crypto asset mining company focused on mining Bitcoin and environmental remediation and reclamation services. The Company wholly owns and operates two coal refuse power generation facilities that it has upgraded: (i) the Company's first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which the Company acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the "Scrubgrass Plant"); and (ii) a facility located near Nesquehoning, Pennsylvania, which the Company acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant," and collectively with the Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). The Company is committed to generating energy and managing its assets sustainably, and the Company believes that it is one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
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
Cryptocurrency Operations
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin miners as well as the required infrastructure and provides power to third-party digital currency miners under power purchase and hosting agreements. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of June 30, 2023, the unaudited condensed consolidated statements of operations and stockholders' equity for the three and six months ended June 30, 2023, and 2022, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023, and 2022, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results expected for the full year.
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
On May 15, 2023, following approval by the Board of Directors (the "Board") and stockholders of the Company, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. The par values of the Company's Class A and Class V common stock were not adjusted as a result of the Reverse Stock Split. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.
Cash and Cash Equivalents
As of June 30, 2023, cash and cash equivalents includes $900,000 of restricted cash, which represents a continuous bond in place of $400,000 to mitigate fees charged by customs brokerage companies associated with importing miners and a $500,000 letter of credit required to finance the Company's directors and officers insurance policy.
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

NOTE 2 – DIGITAL CURRENCIES
As of June 30, 2023, the Company held an aggregate amount of $1,429,653 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Digital currencies at beginning of period	$672,852	$13,868,586	$109,827	$10,417,865
Additions of digital currencies	15,788,875	20,227,536	28,709,950	38,431,729
Realized gain on sale of digital currencies	266,665	—	593,433	751,110
Impairment losses	(254,353)	(5,205,045)	(325,830)	(7,711,217)
Proceeds from sale of digital currencies	(15,044,386)	(23,759,090)	(27,657,727)	(36,757,500)
Digital currencies at end of period	$1,429,653	$5,131,987	$1,429,653	$5,131,987

NOTE 3 – INVENTORY
Inventory consisted of the following components as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Waste coal	$3,617,441	$4,147,369
Fuel oil	60,445	143,592
Limestone	490,303	180,696
Inventory	$4,168,189	$4,471,657

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
The following table details the total equipment deposits of $5,422,338 as of June 30, 2023:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Transferred to PP&E (1)	Impairment	Sold	Equipment Deposits
MinerVa	MinerVa MV7	15,000	Oct '21 - TBD	$68,887,550	$(37,415,271)	$(17,348,742)	$(8,701,199)	$5,422,338
Totals		15,000		$68,887,550	$(37,415,271)	$(17,348,742)	$(8,701,199)	$5,422,338
(1) Miners that are delivered and physically placed in service are transferred to a fixed asset account at the respective unit price as defined in the agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of June 30, 2023, and December 31, 2022:

	Useful Lives (Years)	June 30, 2023	December 31, 2022
Electric plant	10 - 60	$66,836,615	$66,295,809
Strongboxes and power transformers	8 - 30	54,588,284	52,318,704
Machinery and equipment	5 - 20	16,072,800	18,131,977
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	96,123,666	81,945,396
Computer hardware and software	2 - 5	86,419	17,196
Vehicles and trailers	2 - 7	659,133	659,133
Leasehold improvements	2 - 3	2,935,855	—
Construction in progress	Not Depreciable	10,762,486	19,553,826
Asset retirement cost	10 - 30	580,452	580,452
		248,906,710	239,763,493
Accumulated depreciation and amortization		(88,507,711)	(72,558,812)
Property, plant and equipment, net		$160,398,999	$167,204,681
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $10,762,486 as of June 30, 2023, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $8,634,967 and $12,667,300 for the three months ended June 30, 2023, and 2022, respectively, including depreciation of assets under finance leases of $112,141 and $73,023 for the three months ended June 30, 2023, and 2022, respectively.
Depreciation and amortization expense charged to operations was $16,357,808 and $24,986,881 for the six months ended June 30, 2023, and 2022, respectively, including depreciation of assets under finance leases of $245,523 and $167,285 for the six months ended June 30, 2023, and 2022, respectively.
The gross value of assets under finance leases and the related accumulated amortization approximated $2,678,265 and $1,181,555 as of June 30, 2023, respectively, and $2,890,665 and $1,074,091 as of December 31, 2022, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued legal and professional fees	$541,482	$1,439,544
Accrued interest	2,992	1,343,085
Accrued sales and use tax	5,430,197	5,150,659
Accrued plant utilities	1,107,607	—
Accrued salaries and benefits	160,437	285,300
Other	1,387,450	674,660
Accrued liabilities	$8,630,165	$8,893,248

NOTE 7 – DEBT
Total debt consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
$499,520 loan, with interest at 2.49%, due December 2023.	$71,354	$124,023
$499,895 loan, with interest at 2.95%, due July 2023.	55,655	121,470
$517,465 loan, with interest at 4.78%, due October 2024.	253,857	339,428
$585,476 loan, with interest at 4.99%, due November 2025.	430,543	513,334
$431,825 loan, with interest at 7.60%, due April 2024.	77,344	121,460
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	54,438,473	56,114,249
$33,750,000 Convertible Note, with interest at 10.00%, due May 2024.	—	16,812,500
$92,381 loan, with interest at 1.49%, due April 2026.	67,902	79,249
$64,136 loan, with interest at 11.85%, due May 2024.	26,798	39,056
$196,909 loan, with interest at 6.49%, due May 2024.	160,275	184,895
$60,679 loan, with interest at 7.60%, due March 2025.	55,427	—
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,125,000	—
Total outstanding borrowings	$58,762,628	$74,449,664

Current portion of long-term debt, net of discounts and issuance fees	796,668	17,422,546
Long-term debt, net of discounts and issuance fees	$57,965,960	$57,027,118
WhiteHawk Refinancing Agreement
On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance an existing equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk (the “WhiteHawk Financing Agreement”). Upon closing, the Credit Agreement consisted of $35.1 million in term loans and $23.0 million in additional commitments.
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of June 30, 2023.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Purchasers”) of the Company’s Amended and Restated 10% Notes (the “Amended May 2022 Notes”), providing for the exchange of the

Amended May 2022 Notes (the “Exchange Agreement”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the transactions contemplated under the Exchange Agreement were consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of approximately $29 million during the first quarter of 2023.
On February 20, 2023, in connection with the consummation of the Exchange Agreement, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) whereby it agreed to, among other things, (i) file within two business days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of the Company’s Class A common stock issuable upon conversion of the Series C Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series C Preferred Stock, and (ii) to cause the Resale Registration Statement to become effective within the timeframes specified in the Registration Rights Agreement.
Bruce & Merrilees Promissory Note
On March 28, 2023, the Company and Stronghold LLC entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 300,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims. Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk Capital pursuant to the Credit Agreement.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan is payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of June 30, 2023, the Company paid $375,000 of principal pursuant to the B&M Note.

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
The Company expensed $150,000 and $303,500 for the three months ended June 30, 2023, and 2022, respectively, and $300,000 and $607,000 for the six months ended June 30, 2023, and 2022, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires on December 31, 2023. The Company expensed $923,874 and $541,466 for the three months ended June 30, 2023, and 2022, respectively, and $2,081,801 and $921,112 for the six months ended June 30, 2023, and 2022, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2021, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $449,228 and $452,290 for the three months ended June 30, 2023, and 2022, respectively, and $927,849 and $851,059 for the six months ended June 30, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $98,825 and $236,993 for the three months ended June 30, 2023, and 2022, respectively, and $374,944 and $333,617 for the six months ended June 30, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provided certain operations and maintenance services to Stronghold LLC and employed certain personnel to operate the Plants. Stronghold LLC reimbursed Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services were to be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This was a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $234,688 and $568,093 for the three months ended June 30, 2023, and 2022, respectively, and $470,064 and $796,691 for the six months ended June 30, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below. The Company expects that the

Omnibus Services Agreement will be terminated, to be effective July 1, 2023. The Company subsequently expects to enter into a Transition Services Agreement whereby Stronghold LLC or its affiliates will pay a fee to Olympus Stronghold Services for certain operations and maintenance services.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $935,770 and $1,137,345 for the three months ended June 30, 2023, and 2022, respectively, and $1,846,164 and $2,025,169 for the six months ended June 30, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
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
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $545,178 and $1,792,214 for the three months ended June 30, 2023, and 2022, respectively, and $2,269,290 and $2,650,127 for the six months ended June 30, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2023, and December 31, 2022, below.
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
Effective October 1, 2022, Stronghold LLC no longer pays Olympus Stronghold Services a management fee for the Scrubgrass Plant.
Management Services Agreement
On April 19, 2023, pursuant to an independent consulting agreement the Company entered into with William Spence in connection with his departure from the Board (the "Spence Consulting Agreement"), Mr. Spence's annualized management fee of $600,000 decreased to the greater of $200,000 or 10% of any economic benefits derived from the sale of beneficial use ash, carbon sequestration efforts or alternative fuel arrangements, in each case, arranged by Mr. Spence. The previous consulting and advisory agreement with Mr. Spence was terminated in connection with entry into the Spence Consulting Agreement.
In April 2023, as part of the compensation pursuant to the Spence Consulting Agreement, Mr. Spence also received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which has been recorded as stock-based compensation for the three and six months ended June 30, 2023, within general and administrative expense in the condensed consolidated statements of operations.

Warrants
On September 13, 2022, the Company entered into a Securities Purchase Agreement with Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 60,241 shares of Class A common stock and warrants to purchase 60,241 shares of Class A common stock, at an initial exercise price of $17.50 per share, subsequently amended to $10.10 per share. Refer to Note 15 – Equity Issuances for additional details.
Additionally, on April 20, 2023, Mr. Beard invested $1.0 million in exchange for 100,000 shares of Class A common stock and 100,000 pre-funded warrants. Refer to Note 15 – Equity Issuances for additional details.
Amounts due to related parties as of June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Coal Valley Properties, LLC	$—	$134,452
Q Power LLC	—	500,000
Coal Valley Sales, LLC	—	—
Panther Creek Energy Services LLC	—	10,687
Panther Creek Fuel Services LLC	—	53,482
Northampton Generating Fuel Supply Company, Inc.	833,625	594,039
Olympus Power LLC and other subsidiaries	76,751	78,302
Scrubgrass Energy Services LLC	—	4,087
Scrubgrass Fuel Services LLC	—	—
Due to related parties	$910,376	$1,375,049

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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with CES. Over the course of 2022, the Company transitioned entirely to CES from Direct Energy Business Marketing, LLC. CES accounted for approximately 100% of the Company's energy operations segment revenues for the three and six months ended June 30, 2023. Additionally, CES accounted for approximately 75% of the Company’s accounts receivable balance as of June 30, 2023, including approximately $0.7 million CES expects to receive from PJM on the Company's behalf, and forward to the Company upon receipt. During the first half of 2023, following an updated calculation from PJM revising the expected December 2022 performance assessment interval account receivable, the Company recorded a decrease in the value of accounts receivable of $1,142,750 within general and administrative expense in the condensed consolidated statement of operations. The Company expects to receive the approximately $0.7 million of remaining accounts receivable from PJM (via CES) during the remainder of 2023.
The Company purchased 26% and 14% of coal from two related parties for the three months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023, and 2022, the Company purchased 22% and 13% of coal, respectively, from the same related parties. See Note 8 – Related-Party Transactions for further information.

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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of June 30, 2023, there were no remaining deposits owed.
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
As of June 30, 2023, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. While the Company continues to engage in discussions with MinerVa on the delivery of the remaining miners, it does not know when the remaining miners will be delivered, if at all.
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

After unsuccessful mediation in August 2020, the parties again attempted to mediate the case on October 26, 2022, which led to a mutual agreement to settlement terms of a $300,000 cash payment, and a supply agreement for limestone. Subject to completion of the settlement terms, this matter has been stayed in Butler County Court, and the outstanding litigation has been terminated.
Federal Energy Regulatory Commission ("FERC") Matters
On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and Scrubgrass continues to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant. PJM's investigation and discussions regarding the notice of breach at the Scrubgrass Plant and Panther Creek Plant and other potential issues related to the computational load banks, including power consumption and potential resettlements of billing statements for certain prior months, are ongoing and discussions between PJM and the Company are continuing.
On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the OE was conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE's request. Since the Company submitted its formal response to the OE's request, the Company has had further discussions with the OE regarding the Company's formal response. The OE's investigation, and discussions between the OE and the Company, regarding potential instances of non-compliance is continuing. The Company does not believe that the PJM notice of breach, the Panther Creek necessary study agreement, discussions regarding other potential issues related to the computational load bank, including power consumption and potential resettlements of billing statements for certain prior months, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with certainty the final outcome of these proceedings.
Winter v. Stronghold Digital Mining Inc., et al., U.S. District Court for the Southern District of New York
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York. In the complaint, the plaintiffs allege that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint. On December 19, 2022, the Company filed a motion to dismiss. On February 17, 2023, the plaintiffs filed an opposition to the defendant's motion to dismiss. On March 20, 2023, the Company filed a reply brief in further support of its motion to dismiss. On June 13, 2023, the Company made oral arguments in support of its motion to dismiss. On August 10, 2023, the court largely denied the motion to dismiss. The defendants continue to believe the allegations in the complaint are without merit and intend to defend the suit vigorously.
Mark Grams v. Treis Blockchain, LLC, Chain Enterprises, LLC, Cevon Technologies, LLC, Stronghold Digital Mining, LLC, David Pence, Michael Bolick, Senter Smith, Brian Lambretti and John Chain
On May 4, 2023, Stronghold Digital Mining, LLC, a subsidiary of the Company, was named as one of several defendants in a complaint filed in the United States District Court for the Middle District of Alabama Eastern Division (the "Grams Complaint"). The Grams Complaint alleges that certain Bitcoin miners the Company purchased from Treis Blockchain, LLC ("Treis") in December 2021 contained firmware that is alleged to have constituted “trade secrets” owned by Grams. Principally, the Grams Complaint included allegations of misappropriation of these alleged trade secrets.

The Company believes that the allegations against it and its subsidiaries in the Grams Complaint are without merit and intends to vigorously defend the suit. To that end, the Company has entered into a joint defense agreement with Treis and the other named defendants. The Company has also entered into a tolling agreement with Treis.
The Company filed a motion to dismiss the case for lack of personal jurisdiction on June 23, 2023. The Company does not believe the Grams Complaint will have a material adverse effect on the Company's reported financial position or results of operations.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 28.4% and 45.1% ownership of Stronghold LLC, as of June 30, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of June 30, 2023.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2022	2,605,760	$11,754,587
Net loss attributable to noncontrolling interest	—	(21,475,004)
Redemption of Class V shares	(200,000)	(1,210,000)
Maximum redemption right valuation	—	20,878,073
Balance - June 30, 2023	2,405,760	$9,947,656

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
Class V common stock represented 28.4% and 45.1% ownership of Stronghold LLC, as of June 30, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.

The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the six months ended June 30, 2023:

	Class V Common Stock Outstanding	Fair Value Price	Temporary Equity Adjustments
Balance - December 31, 2022	2,605,760	$4.51	$11,754,587
Net loss attributable to noncontrolling interest	—		(21,475,004)
Redemption of Class V shares	(200,000)		(1,210,000)
Adjustment of temporary equity to redemption amount (1)	—		20,878,073
Balance - June 30, 2023	2,405,760	$4.13	$9,947,656

(1) Temporary equity adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the three months ended June 30, 2023, and 2022, equaled $4,366,724 and $3,152,631, respectively, and for the six months ended June 30, 2023, and 2022, equaled $6,816,048 and $5,745,625, respectively. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
On March 15, 2023, the Company entered into award agreements with certain executive officers. In total, the executive officers were granted 272,500 restricted stock units in exchange for the cancellation of 98,669 stock options and 25,000 performance share units previously granted to the executive officers. All restricted stock units were granted under the Company’s previously adopted Omnibus Incentive Plan, dated October 19, 2021.

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of June 30, 2023.

Number of Warrants
Outstanding as of December 31, 2022	1,587,511
Issued	1,733,340
Exercised	(1,135,903)
Outstanding as of June 30, 2023	2,184,948
B&M Warrant
On March 28, 2023, as part of the B&M Settlement described in Note 7 – Debt, the Company issued a stock purchase warrant to B&M providing for the right to purchase from the Company 300,000 shares of Class A common stock, par value $0.0001 per share, at an exercise price of $0.001 per warrant share. As of and during the three months ended June 30, 2023, 200,000 shares of Class A common stock available for purchase pursuant to the B&M Warrant were exercised.
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement, by and among the Company and the purchasers thereto, whereby the Company agreed to issue and sell (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes and (ii) warrants representing the right to purchase up to 631,800 shares of Class A common stock of the Company with an exercise price per share equal to $25.00. The promissory notes and warrants were sold for aggregate consideration of approximately $27 million.
On August 16, 2022, the Company amended the note and warrant purchase agreement, such that $11.25 million of the outstanding principal was exchanged for the execution of an amended and restated warrant agreement pursuant to which the strike price of the 631,800 warrants was reduced from $25.00 to $0.10. Refer to Note 15 – Equity Issuances for additional details.
During the six months ended June 30, 2023, 230,000 warrants issued in connection with the May 2022 Private Placement, or subsequent transactions associated with the unsecured convertible promissory notes, were exercised.
September 2022 Private Placement

On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice Capital Master Fund Ltd. ("Armistice") and Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 227,435 and 60,241 shares of Class A common stock, respectively, and warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an initial exercise price of $17.50 per share. Refer to Note 15 – Equity Issuances for additional details. As part of the transaction, Armistice purchased the pre-funded warrants for 272,565 shares of Class A common stock at a purchase price of $16.00 per warrant. The pre-funded warrants have an exercise price of $0.001 per warrant share.
In April 2023, the Company, Armistice and Mr. Beard entered into amendments to, among other things, adjust the strike price of the remaining outstanding warrants from $17.50 per share to $10.10 per share. Refer to Note 15 – Equity Issuances for additional details.
As of and during the six months ended June 30, 2023, the pre-funded warrants for 272,565 shares of Class A common stock have been exercised.
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company's Chief Executive Officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (the “April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock. Refer to Note 15 – Equity Issuances for additional details.
As of and during the six months ended June 30, 2023, the pre-funded warrants for 433,340 shares of Class A common stock have been exercised.

NOTE 15 – EQUITY ISSUANCES
May 2022 Private Placement
On May 15, 2022, the Company entered into a note and warrant purchase agreement (the “Purchase Agreement”), by and among the Company and the purchasers thereto (collectively, the “May Purchasers”), whereby the Company agreed to issue and sell to the May Purchasers, and the May Purchasers agreed to purchase from the Company, (i) $33,750,000 aggregate principal amount of 10.00% unsecured convertible promissory notes (the “May 2022 Notes”) and (ii) warrants (the “May 2022 Warrants”) representing the right to purchase up to 631,800 shares of Class A common stock, of the Company with an exercise price per share equal to $25.00, on the terms and subject to the conditions set forth in the Purchase Agreement (collectively, the “2022 Private Placement”). The Purchase Agreement contained representations and warranties by the Company and the May Purchasers that are customary for transactions of this type. The May 2022 Notes and the May 2022 Warrants were sold for aggregate consideration of approximately $27.0 million.
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

On August 16, 2022, the Company entered into an amendment to the Purchase Agreement, by and among the Company and the May Purchasers, whereby the Company agreed to amend the Purchase Agreement, such that $11.25 million of the outstanding principal was exchanged for the May Purchaser's execution of an amended and restated warrant agreement pursuant to which the strike price of the 631,800 May 2022 Warrants was reduced from $25.00 to $0.10. After giving effect to the principal reduction and amended and restated warrants, the Company was to continue to make subsequent monthly, payments to the May Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. The Company was able to elect to pay each such payment (A) in cash or (B) in shares of common stock, in each case, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
Series C Convertible Preferred Stock
On December 30, 2022, the Company entered into the Exchange Agreement with the Purchasers of the Amended May 2022 Notes (as defined above) whereby the Amended May 2022 Notes were to be exchanged for shares of Series C Preferred Stock that, among other things, will convert into shares of Class A common stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion rate equal to the stated value of $1,000 per share plus cash in lieu of fractional shares, divided by a conversion price of $4.00 per share of Class A common stock. Upon the fifth anniversary of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock will automatically and immediately convert into Class A common stock or pre-funded warrants. In the event of a liquidation, the Purchasers shall be entitled to receive an amount per share of Series C Preferred Stock equal to its stated value of $1,000 per share. The Exchange Agreement closed on February 20, 2023.
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice and Greg Beard, the Company's chairman and chief executive officer (together with Armistice, the “September 2022 Private Placement Purchasers”), for the purchase and sale of 227,435 and 60,241 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $16.00 and $16.60, respectively, and warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an initial exercise price of $17.50 per share (subject to certain adjustments). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased the pre-funded warrants to purchase 272,565 shares of Class A common stock at a purchase price of $16.00 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds from the sale of such securities, before deducting offering expenses, was approximately $9.0 million.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of June 30, 2023, using a Black-Scholes model with significant inputs as follows:

June 30, 2023
Expected volatility	128.8%
Expected life (in years)	4.75
Risk-free interest rate	4.1%
Expected dividend yield	0.00%
Fair value	$1,821,980
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company’s chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (subject to certain adjustments in accordance with the terms thereof). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of June 30, 2023, using a Black-Scholes model with significant inputs as follows:

June 30, 2023
Expected volatility	128.8%
Expected life (in years)	5.50
Risk-free interest rate	4.1%
Expected dividend yield	0.00%
Fair value	$3,431,602
Additionally, as previously disclosed, the Company entered into Securities Purchase Agreements with the September 2022 Private Placement Purchasers for, in part, warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an exercise price of $17.50 per share. On April 20, 2023, the Company and the September 2022 Private Placement Purchasers entered into amendments to, among other things, adjust the strike price of the warrants from $17.50 per share to $10.10 per share.
ATM Agreement
On May 23, 2023, the Company entered into an at-the-market offering agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC ("HCW") to sell shares of its Class A common stock having aggregate sales proceeds of up to $15.0 million (the "ATM Shares"), from time to time, through an "at the market" equity offering program under which HCW acts as sales agent and/or principal.
Pursuant to the ATM Agreement, the ATM Shares may be offered and sold through HCW in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on The Nasdaq Stock Market LLC or sales made to or through a market maker other than on an exchange or in negotiated transactions. Under the ATM Agreement, HCW is entitled to compensation equal to 3.0% of the gross proceeds from the sale of the ATM Shares sold through HCW. The Company has no obligation to sell any of the ATM Shares under the ATM Agreement and may at any time suspend solicitations and offers under the ATM Agreement. The Company and HCW may each terminate the ATM Agreement at any time upon specified prior written notice.
The ATM Shares have been and are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-271671), filed with the SEC on May 5, 2023, as amended by Amendment No. 1 to the registration statement filed with the SEC on May 23, 2023 (as amended, the “ATM Registration Statement”). Pursuant to the ATM Agreement, no sales may be made until 30 days following the date on which the ATM Registration Statement is declared effective. The ATM Registration Statement was declared effective on May 25, 2023.
The Company sold 760 ATM Shares under the ATM Agreement during the quarter ended June 30, 2023, for an insignificant amount of proceeds. As of June 30, 2023, the Company had $312,055 of offering costs included within other current assets in the condensed consolidated balance sheet. As of August 7, 2023, the Company has received net proceeds of approximately $6.1 million from the sale of 798,944 ATM Shares under the ATM Agreement after deducting sales commissions of approximately $0.2 million.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
OPERATING REVENUES:
Energy Operations	$1,371,242	$9,391,235	$5,014,163	$20,500,816
Cryptocurrency Operations	16,862,499	20,348,708	30,485,793	38,620,777
Total operating revenues	$18,233,741	$29,739,943	$35,499,956	$59,121,593
NET OPERATING LOSS:
Energy Operations	$(9,578,048)	$(11,678,177)	$(20,179,073)	$(23,775,302)
Cryptocurrency Operations	(6,001,483)	(27,859,912)	(10,016,571)	(44,694,001)
Total net operating loss	$(15,579,531)	$(39,538,089)	$(30,195,644)	$(68,469,303)
OTHER EXPENSE (1)	3,887,402	(700,485)	(28,157,047)	(4,075,687)
NET LOSS	$(11,692,129)	$(40,238,574)	$(58,352,691)	$(72,544,990)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,330,647)	$(1,326,552)	$(2,663,520)	$(2,582,653)
Cryptocurrency Operations	(7,304,320)	(11,340,748)	(13,694,288)	(22,404,228)
Total depreciation and amortization	$(8,634,967)	$(12,667,300)	$(16,357,808)	$(24,986,881)
INTEREST EXPENSE:
Energy Operations	$(252,178)	$(24,547)	$(411,465)	$(56,069)
Cryptocurrency Operations	(2,351,300)	(4,484,235)	(4,575,926)	(7,364,166)
Total interest expense	$(2,603,478)	$(4,508,782)	$(4,987,391)	$(7,420,235)
(1) The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to the accompanying condensed consolidated statements of operations for further details.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2023, and 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net loss	$(11,692,129)	$(40,238,574)	$(58,352,691)	$(72,544,990)
Less: net income (loss) attributable to noncontrolling interest	(3,355,873)	(23,537,554)	(21,475,004)	(42,435,192)
Net loss attributable to Stronghold Digital Mining, Inc.	$(8,336,256)	$(16,701,020)	$(36,877,687)	$(30,109,798)
Denominator:
Weighted average number of Class A common shares outstanding	6,163,450	2,034,107	5,274,471	2,027,468
Basic net loss per share	$(1.35)	$(8.21)	$(6.99)	$(14.85)
Diluted net loss per share	$(1.35)	$(8.21)	$(6.99)	$(14.85)

Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted loss per share for the three and six months ended June 30, 2023, and 2022, because their inclusion would be anti-dilutive. The potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock totaled 5,393,000 as of June 30, 2023.
Subsequent to June 30, 2023, as described in Note 15 – Equity Issuances, the Company continued to sell the ATM Shares under the ATM Agreement, resulting in an additional 798,184 shares of Class A common stock outstanding as of August 7, 2023.

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
During 2022 and 2023, taxable exchanges of Stronghold LLC units, together with a corresponding number of Class V common shares by Q Power for Class A common stock of the Company, resulted in adjustments to the tax basis of Stronghold LLC’s assets. Such step-ups in tax basis, which were allocated to Stronghold Inc., are expected to increase Stronghold Inc.’s tax depreciation, amortization and/or other cost recovery deductions, which may reduce the amount of tax Stronghold Inc. would otherwise be required to pay in the future. No cash tax savings have been realized by Stronghold Inc. with respect to these basis adjustments due to the Company’s estimated taxable losses, and the realization of cash tax savings in the future is dependent, in part, on estimates of sufficient future taxable income. As such, a deferred income tax asset has not been recorded due to maintaining a valuation allowance on the Company’s deferred income tax assets, and no liability has been recorded with respect to the TRA in light of the applicable criteria for accrual.
Estimating the amount and timing of Stronghold Inc.'s realization of income tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when future redemptions actually occur. Accordingly, the Company has not recorded any deferred income tax asset or liability associated with the TRA.
Provision for Income Taxes
The provision for income taxes for the three and six months ended June 30, 2023, and 2022, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and six months ended June 30, 2023, and 2022, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of June 30, 2023, and December 31, 2022.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the six months ended June 30, 2023, and 2022, were as follows:

	June 30, 2023	June 30, 2022
Income tax payments	$—	$—
Interest payments	$4,676,461	$2,071,167
Supplementary non-cash investing and financing activities consisted of the following for the six months ended June 30, 2023, and 2022:

	June 30, 2023	June 30, 2022
Equipment financed with debt	$—	$59,537,733
Purchases of property, plant and equipment through finance leases	60,679	—
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	24,137	43,102,870
Operating lease right-of-use assets exchanged for lease liabilities	291,291	—
Reclassifications from deposits to property, plant and equipment	4,658,970	3,473,096
Issued as part of financing:
Warrants – WhiteHawk	—	1,150,000
Warrants – convertible note	—	6,604,881
Warrants – April 2023 Private Placement	8,882,914	—
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	16,812,500	—
Extinguishment of accrued interest	655,500	—
Issuance of Series C convertible preferred stock, net of issuance costs	45,386,944	—
B&M Settlement:
Warrants – B&M	1,739,882	—
Return of transformers to settle outstanding payable	6,007,500	—
Issuance of B&M Note	3,500,000	—
Elimination of accounts payable	11,426,720	—
Financed insurance premiums	1,275,288	523,076
Class A common stock issued to settle outstanding payables or accrued liabilities	954,793	—

NOTE 20 – SUBSEQUENT EVENTS
Canaan Purchase Agreement and Amendment to Canaan Bitcoin Mining Agreement
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The miners are expected to be delivered during the third quarter of 2023 for use at the Company's Panther Creek Plant. Simultaneously, on July 19, 2023, the Company amended the Canaan Bitcoin Mining Agreement with the addition of 2,000 A1346 Bitcoin miners under the same terms as the Canaan Bitcoin Mining Agreement.

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
•uncertainty regarding the outcomes, monetary or otherwise, of any investigations or proceedings;
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
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third-party relationships, and the other risks described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the "SEC") on April 3, 2023, and in this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in any subsequently filed Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the "2022 Form 10-K"), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 12, 2023, and in this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

Overview of the Business
Stronghold Digital Mining, Inc. (“Stronghold Inc.,” the “Company,” “we,” “us,” or “our”) was incorporated as a Delaware corporation on March 19, 2021. We are a low-cost, environmentally beneficial, vertically integrated crypto asset mining company focused on mining Bitcoin with environmental remediation and reclamation services. We wholly own and operate two coal refuse power generation facilities that we have upgraded: (i) our first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which we acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the “Scrubgrass Plant”) and (ii) a facility located near Nesquehoning, Pennsylvania, which we acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the “Panther Creek Plant,” and collectively with the Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). We are committed to generating our energy and managing our assets sustainably, and we believe that we are one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately over $29 per megawatt hour (“MWh”) and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
As of August 7, 2023, we operate more than 38,000 Bitcoin miners with hash rate capacity of approximately 3.7 EH/s. Of these Bitcoin miners, approximately 30,000 are wholly owned with hash rate capacity of approximately 2.9 EH/s. We host the remaining approximately 8,000 Bitcoin miners with hash rate capacity of approximately 800 petahash per second (“PH/s”). As of August 7, 2023, we expect to receive an additional approximately 220 PH/s related to the purchase of 2,000 A1346 Bitcoin Miners, and we also expect to receive an additional approximately 210 PH/s related to the expansion of the

Canaan Bitcoin Mining Agreement effective July 27, 2023 (as defined below), where they will contribute an additional 2,000 A1346 Bitcoin miners to the existing hosting agreement.
Bitcoin
Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every Bitcoin transaction ever processed. The Bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol with no central authority or middlemen, that has wide network participation. The authenticity of each Bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive Bitcoin. Users have full control over remitting Bitcoin from their own sending addresses. All transactions on the Bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each Bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with Bitcoins, both in the form of newly created Bitcoins and fees in Bitcoin, for successfully solving the mathematical problems and providing computing power to the network. A company’s computing power, measured in hash rate, is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.
We receive Bitcoin as a result of our mining operations, and we sell Bitcoin, from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin (other than as necessary to convert our Bitcoin to U.S. dollars) or hedging activities related to our holding of Bitcoin; however, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold or the number of Bitcoins we will sell. We assess our fiat currency needs on an ongoing basis, incorporating market conditions, our financial forecasts, and scenarios analyses. We safeguard and keep private our digital assets by utilizing storage solutions provided by Anchorage Digital Bank (“Anchorage”), which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.

Recent Developments
Nasdaq Continued Listing Compliance and Cure
On November 30, 2022, as previously disclosed in our Form 8-K filed on December 6, 2022, we received a written notification from The Nasdaq Stock Market LLC (the "Nasdaq") notifying us that, based upon the closing bid price of the Company’s Class A common stock, for the last 30 consecutive business days, the Class A common stock did not meet the minimum bid price of $1.00 per share required by the Nasdaq Listing Rule 5450(a)(1), initiating an automatic 180 calendar-day grace period, or until May 29, 2023, for the Company to regain compliance.
On January 9, 2023, as previously disclosed in our Current Report on Form 8-K filed on January 13, 2023, stockholders holding a majority of our issued and outstanding Class A common stock and Class V common stock entitled to vote on such matters took action by written consent to authorize our Board of Directors (the "Board") to effect a reverse stock split in its discretion with a ratio in a range from and including one-for-two (1:2) up to one-for-ten (1:10) at any time on or before June 30, 2023.
On May 15, 2023, following approval by the Board, we effected a 1-for-10 reverse stock split ("Reverse Stock Split") of our Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. The par values of our Class A and Class V common stock were not adjusted as a result of the Reverse Stock Split. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.
On May 31, 2023, we received a letter from the Nasdaq indicating that, based on the closing bid price of our common stock price for the 10 trading days ended May 30, 2023, our stock price was above the Nasdaq's minimum share price requirement. Accordingly, we have successfully regained compliance with the Nasdaq's continued listing standards.
ATM Agreement
On May 23, 2023, we entered into an at-the-market offering agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC ("HCW") to sell shares of our Class A common stock, having aggregate sales proceeds of up to $15.0 million

(the "ATM Shares"), from time to time, through an "at the market" equity offering program under which HCW acts as sales agent and/or principal.
Pursuant to the ATM Agreement, the ATM Shares may be offered and sold through HCW in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, as amended, including sales made directly on the Nasdaq or sales made to or through a market maker other than on an exchange or in negotiated transactions. Under the ATM Agreement, HCW is entitled to compensation equal to 3.0% of the gross proceeds from the sale of the ATM Shares sold through HCW. We have no obligation to sell any of the ATM Shares under the ATM Agreement and may at any time suspend solicitations and offers under the ATM Agreement. We and HCW may each terminate the ATM Agreement at any time upon specified prior written notice.
The ATM Shares have been and are being issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271671), filed with the SEC on May 5, 2023, as amended by Amendment No. 1 to the registration statement filed with the SEC on May 23, 2023 (as amended, the “ATM Registration Statement”). Pursuant to the ATM Agreement, no sales may be made until 30 days following the date on which the ATM Registration Statement is declared effective. The ATM Registration Statement was declared effective on May 25, 2023.
As of August 7, 2023, we have received net proceeds of approximately $6.1 million from the sale of 798,944 ATM Shares under the ATM Agreement after deducting sales commissions of approximately $0.2 million.
Canaan Purchase Agreement and Amendment to Canaan Bitcoin Mining Agreement
On April 27, 2023, we entered into a two-year hosting agreement with Cantaloupe Digital LLC, a subsidiary of Canaan Inc. ("Canaan"), whereby we operate 2,000 A1346 (110 TH/s per miner) and 2,000 A1246 (90 TH/s per miner) Bitcoin miners supplied by Canaan (the “Canaan Miners”), with total hash rate capacity of 400 PH/s (the “Canaan Bitcoin Mining Agreement”). The Canaan Bitcoin Mining Agreement has a two-year term, with no unilateral early termination option. We will receive 50% of the Bitcoin mined by the Canaan Miners and receive payments from Canaan equal to 55% of the net cost of power at the Company’s Panther Creek Plant, in dollar-per-megawatt-hour terms, calculated on a monthly basis. Additionally, we will retain all upside associated with selling power to the grid, and, if we elect to curtail the Canaan Miners to sell power to the grid, Canaan will receive a true-up payment that represents an estimate of the Bitcoin mining revenue that would have been generated had the miners not been curtailed. The A1246 and A1346 Bitcoin miners arrived at the Panther Creek Plant and were installed during the second quarter of 2023 as planned.
On July 19, 2023, we entered into a Sales and Purchase Contract with Canaan whereby we purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The miners are expected to be delivered during the third quarter of 2023 for use at the Panther Creek Plant. Simultaneously, on July 19, 2023, we amended the Canaan Bitcoin Mining Agreement with the addition of 2,000 A1346 Bitcoin miners under the same terms as the Canaan Bitcoin Mining Agreement.
April 2023 Private Placement
On April 20, 2023, we entered into Securities Purchase Agreements with an institutional investor (the “Institutional Purchaser”) and our chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (subject to certain adjustments in accordance with the terms thereof) (“April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the Institutional Purchaser invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the Institutional Purchaser and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
Additionally, as previously disclosed, on September 13, 2022, we entered into Securities Purchase Agreements (the “2022 SPAs”) with the Institutional Purchaser and Greg Beard for the purchase of shares of Class A common stock, pre-funded warrants and warrants to purchase an aggregate of 560,241 shares of Class A common stock (the “2022 Warrants”), at an exercise price of $17.50 per share (the “September 2022 Private Placement). On April 20, 2023, we and the September 2022 Private Placement Purchasers entered into amendments to the 2022 SPAs and the 2022 Warrants to, among other things, (i) replace Section 4.11(b) in the 2022 SPA with Section 4.11(b) in the Securities Purchase Agreements, (ii) with respect to the Institutional Purchaser, remove Section 4.2(b) in the 2022 SPA, and (iii) adjust the strike price of the 2022 Warrants to $10.10 per share.
MicroBT Miner Purchase
On April 20, 2023, we entered into a Master Sales and Purchase Agreement to acquire 5,000 new, latest-generation MicroBT WhatsMiner M50 miners (the “M50 Miners”) for $15.50 per terahash per second, including shipping (the “MicroBT Miner Purchase”). The M50 Miners have an average hash rate of 118 terahash per second and energy efficiency of 28.5 joules per terahash. We received and installed the M50 Miners during the second quarter of 2023 as planned.
Bruce and Merrilees Settlement Agreement
On March 28, 2023, we entered into a Settlement Agreement (the “B&M Settlement”) with our electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M eliminated an estimated $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from us 300,000 shares of Class A Common Stock (the B&M Warrant").
Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to us and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement include a mutual release of all pre-existing claims.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan is payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement (as defined below) and (ii) no PIK Option (as such term is defined in the First Amendment, as defined below) has been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of June 30, 2023, we paid $375,000 of principal pursuant to the B&M Note, and as of August 7, 2023, the first $500,000 of the principal amount due in 2023 pursuant to the B&M Note has been fully repaid.
Simultaneous with the B&M Settlement, we and each of our subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital Partners LP ("WhiteHawk Capital") pursuant to which all obligations, liabilities and indebtedness of every nature of us and each of our subsidiaries owed to B&M will be subordinate and subject in right and time of payment, to the prior payment of full of our obligation to WhiteHawk Capital pursuant to the Credit Agreement (as defined below).
WhiteHawk Credit Agreement Amendment
On February 6, 2023, we entered into an amendment (the “First Amendment”) to the previously announced secured credit agreement (the "Credit Agreement") with WhiteHawk Finance LLC ("WhiteHawk") on October 27, 2022, in order to modify certain covenants and remove certain prepayment requirements contained therein. Following the First Amendment, we are permitted to pay interest in kind in each month that its average daily cash balance (including cryptocurrencies) is less than $5,000,000, up to a maximum of six elections during the life of the Credit Agreement. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, we will make monthly prepayments of the loan in an amount equal to 50% of our average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modifies the financial covenants to (i) in the case of the requirement to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024 through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The average monthly minimum liquidity requirement has been removed entirely. The First Amendment required us to produce a budget, to be approved by the required lenders, and to resolve all claims of and amounts payable to B&M in a manner satisfactory to the required lenders by February 28, 2023.
During the term of the Credit Agreement, the administrative agent (at the direction of the required lenders) has the right to designate a board observer to attend meetings of the Board and all committees thereof. Such person will not be entitled to vote on or consent to any matters presented to the Board or any committees thereof. Such observer may be excluded from certain meetings or discussions in limited circumstances. We will reimburse the observer for its reasonable out-of-pocket expenses incurred in connection with attending any meetings, but none of the lenders or such observer will receive any additional compensation or remuneration for such services.
Further, we agreed to appoint an additional independent director that is reasonably satisfactory to the required lenders to our Board to serve until our next annual meeting, and to nominate such person for election at our next annual meeting.

Further, the failure of the sponsor, which includes Q Power LLC (controlled by Greg Beard, our chairman and chief executive officer), to vote for such person as a director will constitute an event of default under the Credit Agreement. On March 7, 2023, the Board appointed Thomas Doherty to the Board.
Series C Convertible Preferred Stock
On December 30, 2022, we entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Purchasers”) of the Amended May 2022 Notes (as defined below) whereby the Amended May 2022 Notes were to be exchanged for shares of a new series of convertible preferred stock (the “Series C Preferred Stock”) that, among other things, will convert into shares of Common Stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion price of $4.00 per share. The Exchange Agreement closed on February 20, 2023. Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation (the “Certificate of Designation”), and we provided certain registration rights to the Purchasers.
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners, with a total hash rate capacity of 1.5 exahash per second to be delivered. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. Due to continued delays in deliveries, an impairment of approximately $12.2 million was recognized in the first quarter of 2022. Due to market conditions, an additional impairment of approximately $5.1 million was recognized in the fourth quarter of 2022. On July 18, 2022, we provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement obligating us and MinerVa to work together in good faith towards a resolution for a period of sixty (60) days. As of December 31, 2022, and August 7, 2023, MinerVa had delivered value to us equivalent to approximately 1,070 PH/s and approximately 1,270 PH/s, respectively, of the 1,500 PH/s in the form of MinerVa miners, refunded cash, and other industry leading miners. We have continued to receive MinerVa miners during the first quarter of 2023 and expect to receive the remaining MinerVa miners, but we do not know when they will be received, if at all.

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $15,000 to a high of approximately $48,000 during 2022 and has ranged from approximately $17,000 to approximately $31,000 year-to-date as of August 7, 2023. During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including, but not limited to, Core Scientific, Celsius Network LLC, Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd., and Genesis Holdco. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”) or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, that engages in the trading of our mined Bitcoin. The hosting agreement with Foundry is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement with Foundry which, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit-sharing components. The recent bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted the original or currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius Network LLC, First Republic Bank, FTX Trading Ltd., Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and generally at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “Risk Factors—Crypto Asset Mining Related Risks—Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible—” in the 2022 Form 10-K filed on April 3, 2023, for additional information.
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
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $567 billion as of July 27, 2023, over twice that of Ethereum at $228 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 870 million transactions through July 27, 2023. Transactions in Bitcoin greatly surpassed the approximately 30 million Ethereum transactions through July 27, 2023. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to 359 EH/s as of July 27, 2023, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $29,000 as of July 27, 2023. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on July 27, 2023, was 52.3 trillion, and it has ranged from one to 53.9 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through the end of the second quarter of 2023, approximately 19 million Bitcoins have been mined, leaving approximately 2 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. Whereas today the reward for adding a block to the blockchain is currently 6.25 Bitcoins, it is estimated that in April 2024, the award per block will be reduced to 3.125 Bitcoins. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.072 on July 27, 2023, compared to the average year-to-date hash price of $0.075, and compared to the five-year, one year, 2022, and 2021 average hash prices of $0.18, $0.08, $0.12, and $0.31, respectively. The five-year high price was May 5, 2018, when hash price was at $0.62. The five-year low hash price was November 21, 2022, ten days after the bankruptcy filing of FTX Trading Ltd. and certain of its subsidiaries, when hash price reached $0.056. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is between $0.06 to $0.10, which assumes operating expenses of $60 to $70 per MWh, annual fixed expenses of $1 to $5 million per EH/s, and network efficiency of 40 to 50 J/TH. We believe that the majority of network hash rate was operating at or below breakeven operating costs during the last six months.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. From November 2021 to April 2023, transaction fees averaged approximately 1.8% of a block subsidy. However, transaction fees and volume rose sharply on the Bitcoin network throughout most of the second quarter of 2023, and from April 1, 2023, to June 30, 2023, transaction fees averaged 8.2% of block subsidy, meaning that we received more Bitcoin during the second quarter of 2023 than what we previously received in prior periods for processing and validating transactions. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.

Critical Accounting Policies and Significant Estimates
The Company's critical accounting policies and significant estimates, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2022, remain unchanged.

Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021, and is therefore subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make cash distributions to holders of Stronghold LLC Units (“Stronghold Unit Holders”), including Stronghold Inc. and Q Power, in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation. Our financial statements following the IPO will continue to reflect the impact of these expenses.

Factors Affecting Comparability of Our Future Results of Operations to Our Historical Results of Operations
Our historical financial results discussed below may not be comparable to our future financial results for the reasons described below.
Stronghold Inc. is subject to U.S. federal, state and local income taxes as a corporation. Our accounting predecessor was treated as a partnership for U.S. federal income tax purposes and, as such, was generally not subject to U.S. federal income tax at the entity level. Rather, the tax liability with respect to its taxable income was passed through to its members. Accordingly, the financial data attributable to our predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality. Due to cumulative and current losses as well as an evaluation of other sources of income as outlined in ASC 740, Income Taxes, management has determined that the utilization of our deferred income tax assets is not more likely than not, and therefore, we have recorded a valuation allowance against our net deferred income tax assets. Management continues to evaluate the likelihood of the Company utilizing its deferred taxes, and while the valuation allowance remains in place, we expect to record no deferred income tax expense or benefit. Should the valuation allowance no longer be required, the 21% statutory federal income tax rate, as well as state and local income taxes at their respective rates, will apply to income allocated to Stronghold Inc.
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

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
OPERATING REVENUES:
Cryptocurrency mining	$13,782,798	$20,227,536	$25,080,096	$38,431,729
Energy	740,793	7,691,226	3,471,779	16,735,618
Cryptocurrency hosting	3,079,701	121,172	5,405,697	189,048
Capacity	582,557	1,668,001	1,442,067	3,712,428
Other	47,892	32,008	100,317	52,770
Total operating revenues	18,233,741	29,739,943	35,499,956	59,121,593
OPERATING EXPENSES:
Fuel	6,291,501	9,188,165	13,705,515	19,208,150
Operations and maintenance	8,804,097	16,586,756	17,245,020	27,921,089
General and administrative	10,077,738	10,903,876	18,546,493	21,514,079
Depreciation and amortization	8,634,967	12,667,300	16,357,808	24,986,881
Loss on disposal of fixed assets	17,281	1,724,642	108,367	1,769,600
Realized gain on sale of digital currencies	(266,665)	—	(593,433)	(751,110)
Realized loss on sale of miner assets	—	8,012,248	—	8,012,248
Impairments on miner assets	—	4,990,000	—	4,990,000
Impairments on digital currencies	254,353	5,205,045	325,830	7,711,217
Impairments on equipment deposits	—	—	—	12,228,742
Total operating expenses	33,813,272	69,278,032	65,695,600	127,590,896
NET OPERATING LOSS	(15,579,531)	(39,538,089)	(30,195,644)	(68,469,303)
OTHER INCOME (EXPENSE):
Interest expense	(2,603,478)	(4,508,782)	(4,987,391)	(7,420,235)
Loss on debt extinguishment	—	—	(28,960,947)	—
Gain on extinguishment of PPP loan	—	841,670	—	841,670
Changes in fair value of warrant liabilities	6,475,880	—	5,761,291	—
Changes in fair value of forward sale derivative	—	3,919,388	—	3,435,639
Changes in fair value of convertible note	—	(962,761)	—	(962,761)
Other	15,000	10,000	30,000	30,000
Total other income (expense)	3,887,402	(700,485)	(28,157,047)	(4,075,687)
NET LOSS	$(11,692,129)	$(40,238,574)	$(58,352,691)	$(72,544,990)
Highlights of our consolidated results of operations for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, include:
Operating Revenues
Revenues decreased by $11.5 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $7.0 million decrease in energy revenue driven by lower prevailing market rates per MW and a $6.4 million decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate. Cryptocurrency hosting revenue increased by $3.0 million primarily due to the hosting agreement with Foundry Digital, LLC (the "Foundry Hosting Agreement") which began in November of 2022, and the Canaan Bitcoin Mining Agreement which began in May of 2023. Capacity revenue decreased by $1.1 million due to both plants strategically reducing exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM.
Revenues decreased by $23.6 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $13.4 million decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate and a $13.3 million decrease in energy revenue driven by lower prevailing market rates per MW. Cryptocurrency hosting revenue increased by $5.2 million primarily due to the Foundry Hosting Agreement which began in November of 2022, and the Canaan Bitcoin Mining Agreement which began in May of 2023. Capacity revenue decreased by $2.3 million due to both plants strategically reducing exposure to the capacity markets, and the resulting cost-capping and operational requirements in the day ahead market by PJM.

Operating Expenses
Total operating expenses decreased by $35.5 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily driven by (i) an $8.0 million realized loss on sale of miner assets that was recorded in the second quarter of 2022, (ii) a $7.8 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022 and the termination of the hosting services agreement by and between Stronghold LLC and Northern Data PA, LLC (the "Northern Data Hosting Agreement"), (iii) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (iv) a $5.0 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices during the second quarter of 2023 compared to a downward trend in 2022, (v) a $4.0 million decrease in depreciation and amortization due to prior period asset impairments, and (vi) a $2.9 million decrease in fuel expense driven by reduced electricity generation and higher proceeds from the sale of RECs, partially offset by an increase in imported power charges.
Total operating expenses decreased by $61.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily driven by (i) a $12.2 million impairment on equipment deposits recorded in 2022, (ii) a $10.7 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022 and the termination of the Northern Data Hosting Agreement, (iii) an $8.6 million decrease in depreciation and amortization due to prior period asset impairments, (iv) an $8.0 million realized loss on sale of miner assets that was recorded in 2022, (v) a $7.4 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023, (vi) a $5.5 million decrease in fuel expense driven by higher proceeds from the sale of RECs and lower MW generation, partially offset by an increase in imported power charges and (vii) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in 2022.
Other Income (Expense)
Total other income (expense) increased by $4.6 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily driven by higher income from changes in the fair value of warrant liabilities and a decrease in interest expense, partially offset by a change in fair value of forward sale derivative recorded in 2022.
Total other income (expense) decreased by $24.1 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily driven by a loss on debt extinguishment related to the extinguishment of the Convertible Notes in exchange for the newly-created Series C Convertible Preferred Stock, as described in Note 7 – Debt in the notes to our Condensed Consolidated Financial Statements, and from a change in the fair value of a forward sale derivative recorded in 2022. These losses were partially offset by a gain from changes in the fair value of warrant liabilities and a decrease in interest expense.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
OPERATING REVENUES:
Energy Operations	$1,371,242	$9,391,235	$5,014,163	$20,500,816
Cryptocurrency Operations	16,862,499	20,348,708	30,485,793	38,620,777
Total operating revenues	$18,233,741	$29,739,943	$35,499,956	$59,121,593
NET OPERATING LOSS:
Energy Operations	$(9,578,048)	$(11,678,177)	$(20,179,073)	$(23,775,302)
Cryptocurrency Operations	(6,001,483)	(27,859,912)	(10,016,571)	(44,694,001)
Total net operating loss	(15,579,531)	(39,538,089)	(30,195,644)	(68,469,303)
OTHER EXPENSE (1)	3,887,402	(700,485)	(28,157,047)	(4,075,687)
NET LOSS	$(11,692,129)	$(40,238,574)	$(58,352,691)	$(72,544,990)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,330,647)	$(1,326,552)	$(2,663,520)	$(2,582,653)
Cryptocurrency Operations	(7,304,320)	(11,340,748)	(13,694,288)	(22,404,228)
Total depreciation and amortization	$(8,634,967)	$(12,667,300)	$(16,357,808)	$(24,986,881)
INTEREST EXPENSE:
Energy Operations	$(252,178)	$(24,547)	$(411,465)	$(56,069)
Cryptocurrency Operations	(2,351,300)	(4,484,235)	(4,575,926)	(7,364,166)
Total interest expense	$(2,603,478)	$(4,508,782)	$(4,987,391)	$(7,420,235)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
OPERATING REVENUES:
Energy	$740,793	$7,691,226	$(6,950,433)	$3,471,779	$16,735,618	$(13,263,839)
Capacity	582,557	1,668,001	(1,085,444)	1,442,067	3,712,428	(2,270,361)
Other	47,892	32,008	15,884	100,317	52,770	47,547
Total operating revenues	1,371,242	9,391,235	(8,019,993)	5,014,163	20,500,816	(15,486,653)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	709,441	5,260,383	(4,550,942)	3,425,488	12,749,554	(9,324,066)
Operations and maintenance	7,655,058	11,122,830	(3,467,772)	14,933,288	21,469,517	(6,536,229)
General and administrative	541,802	316,563	225,239	1,989,275	757,690	1,231,585
Depreciation and amortization	1,330,647	1,326,552	4,095	2,663,520	2,582,653	80,867
Total operating expenses	10,236,948	18,026,328	(7,789,380)	$23,011,571	$37,559,414	$(14,547,843)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(8,865,706)	$(8,635,093)	$(230,613)	$(17,997,408)	$(17,058,598)	$(938,810)
Corporate overhead	712,342	3,043,084	(2,330,742)	2,181,665	6,716,704	(4,535,039)
NET OPERATING LOSS	$(9,578,048)	$(11,678,177)	$2,100,129	$(20,179,073)	$(23,775,302)	$3,596,229

INTEREST EXPENSE	$(252,178)	$(24,547)	$(227,631)	$(411,465)	$(56,069)	$(355,396)
(1) Cryptocurrency operations consumed $5.6 million and $10.3 million of electricity generated by the Energy Operations segment for the three and six months ended June 30, 2023, respectively, and $3.9 million and $6.5 million for the three and six months ended June 30, 2022, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues
Total operating revenues decreased by $8.0 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $7.0 million decrease in energy revenue driven by lower prevailing market rates per MW and greater consumption of self-generated electricity due to the expansion of cryptocurrency operations. Capacity revenue decreased by $1.1 million.
Total operating revenues decreased by $15.5 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $13.3 million decrease in energy revenue driven by lower prevailing market rates per MW and greater consumption of self-generated electricity due to the expansion of cryptocurrency operations. Capacity revenue decreased by $2.3 million.
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
Operating Expenses
Total operating expenses decreased by $7.8 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to (i) a $4.6 million decrease in fuel expenses due to higher proceeds from the sale of RECs and (ii) a $3.5 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022. These decreases were partially offset by a $0.2 million increase in general and administrative expenses related to a decrease in the value of accounts receivable. REC sales of $5.4 million and $2.1 million were recognized as contra-expense to offset fuel expenses for the three months ended June 30, 2023, and 2022, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by $2.3 million for the three months ended June 30, 2023, primarily driven by a decrease in Energy Operations revenues, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Total operating expenses decreased by $14.5 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to (i) a $9.3 million decrease in fuel expenses due to higher proceeds from the sale of RECs and (ii) a $6.5 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022, as well as a reduction in outsourced professional services. These decreases were partially offset by a $1.2 million increase in general and administrative expenses related to a decrease in the value of accounts receivable. REC sales of $10.4 million and $2.6 million were recognized as contra-expense to offset fuel expenses for the six months ended June 30, 2023, and 2022, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by $4.5 million for the six months ended June 30, 2023, primarily driven by a decrease in Energy Operations revenues, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
OPERATING REVENUES:
Cryptocurrency mining	$13,782,798	$20,227,536	$(6,444,738)	$25,080,096	$38,431,729	$(13,351,633)
Cryptocurrency hosting	3,079,701	121,172	2,958,529	5,405,697	189,048	5,216,649
Total operating revenues	16,862,499	20,348,708	(3,486,209)	30,485,793	38,620,777	(8,134,984)
OPERATING EXPENSES:
Electricity - purchased from energy segment	5,582,060	3,927,782	1,654,278	10,280,027	6,458,596	3,821,431
Operations and maintenance	1,149,039	5,463,926	(4,314,887)	2,311,732	6,451,572	(4,139,840)
General and administrative	63,751	511,058	(447,307)	120,937	569,545	(448,608)
Impairments on digital currencies	254,353	5,205,045	(4,950,692)	325,830	7,711,217	(7,385,387)
Impairments on equipment deposits	—	—	—	—	12,228,742	(12,228,742)
Impairments on miner assets	—	4,990,000	(4,990,000)	—	4,990,000	(4,990,000)
Realized gain on sale of digital currencies	(266,665)	—	(266,665)	(593,433)	(751,110)	157,677
Loss on disposal of fixed assets	17,281	1,724,642	(1,707,361)	108,367	1,769,600	(1,661,233)
Realized loss on sale of miner assets	—	8,012,248	(8,012,248)	—	8,012,248	(8,012,248)
Depreciation and amortization	7,304,320	11,340,748	(4,036,428)	13,694,288	22,404,228	(8,709,940)
Total operating expenses	14,104,139	41,175,449	(27,071,310)	$26,247,748	$69,844,638	$(43,596,890)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$2,758,360	$(20,826,741)	$23,585,101	$4,238,045	$(31,223,861)	$35,461,906
Corporate overhead	8,759,843	7,033,171	1,726,672	14,254,616	13,470,140	784,476
NET OPERATING LOSS	$(6,001,483)	$(27,859,912)	$21,858,429	$(10,016,571)	$(44,694,001)	$34,677,430

INTEREST EXPENSE	$(2,351,300)	$(4,484,235)	$2,132,935	$(4,575,926)	$(7,364,166)	$2,788,240
Operating Revenues
Total operating revenues decreased by $3.5 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate. Cryptocurrency hosting revenue increased by $3.0 million driven by the Foundry Hosting Agreement and Canaan Bitcoin Mining Agreement, which began in the fourth quarter of 2022 and second quarter of 2023, respectively.
Total operating revenues decreased by $8.1 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate. Cryptocurrency hosting revenue increased by $5.2 million driven by the Foundry Hosting Agreement and Canaan Bitcoin Mining Agreement, which began in the fourth quarter of 2022 and second quarter of 2023, respectively.
Operating Expenses
Total operating expenses decreased by $27.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to (i) an $8.0 million realized loss on sale of miner assets that was recorded in the second quarter of 2022, (ii) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (iii) a $5.0 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices during the second quarter of 2023, (iv) a $4.3 million decrease in operations and maintenance expenses primarily driven by the termination of the Northern Data Hosting Agreement and lower expenses for miner parts and maintenance, and (v) a $4.0 million decrease in depreciation and amortization due to prior period asset impairments. These decreases were partially offset by a $1.7 million increase in intercompany electric charges related to the ramp up of cryptocurrency mining operations.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by $1.7 million for the three months ended June 30, 2023, primarily driven by an increase in Cryptocurrency Operations segment revenues, partially offset by a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Total operating expenses decreased by $43.6 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to (i) a $12.2 million impairment on equipment deposits that was recorded in 2022, (ii) an $8.7 million decrease in depreciation and amortization due to prior period asset impairments, (iii) an $8.0 million realized loss on sale of miner assets that was recorded in the second quarter of 2022, (iv) a $7.4 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023 compared to a downward trend in 2022, (v) a $5.0 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, and (vi) a $4.1 million decrease in operations and maintenance expenses primarily driven by the termination of the Northern Data Hosting Agreement and lower expenses for miner parts and maintenance. These decreases were partially offset by a $3.8 million increase in intercompany electric charges related to the ramp up of cryptocurrency mining operations.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by $0.8 million for the six months ended June 30, 2023, primarily driven by an increase in Cryptocurrency Operations segment revenues, partially offset by a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses, which has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of $0.3 million and $7.7 million were recognized for the six months ended June 30, 2023, and 2022, respectively, as a result of the negative impacts from Bitcoin spot market declines. As of June 30, 2023, we held approximately 47 Bitcoin on our balance sheet at carrying value. The spot market price of Bitcoin was $30,477 as of June 30, 2023, per Yahoo Finance.
Interest Expense
Interest expense decreased by $2.8 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to lower debt as a result of extinguishing the debt under the master equipment financing agreements entered into with an affiliate of NYDIG ABL, LLC, from August to October 2022.

Liquidity and Capital Resources
Overview
Stronghold Inc. is a holding company with no operations and is the sole managing member of Stronghold LLC. Our principal asset consists of units of Stronghold LLC. Our earnings and cash flows and ability to meet any debt obligations depend on the cash flows resulting from the operations of our operating subsidiaries and the payment of distributions to us by such subsidiaries.
Our cash needs are primarily for growth through acquisitions, capital expenditures, working capital to support equipment financing, and the purchase of additional miners and general operating expenses. We have incurred, and may continue to incur, significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance and build out costs associated with equipping such facilities to house miners to mine Bitcoin.
We have historically relied on funds from equity issuances, equipment financings and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During the three months ended June 30, 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement. Subsequent to June 30, 2023, we received net proceeds of approximately $6.1 million from the sale of 798,944 ATM Shares under the ATM Agreement after deducting sales commissions of approximately $0.2 million. Refer to Note 15 – Equity Issuances in the notes to our Condensed Consolidated Financial Statements.
As of June 30, 2023, and August 7, 2023, we had approximately $6.5 million and $5.6 million, respectively, of cash and cash equivalents and Bitcoin on our balance sheet, which included 47 Bitcoin and 35 Bitcoin, respectively. As of June 30, 2023, and August 7, 2023, we had principal amount outstanding indebtedness of $59.3 million and $59.1 million, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement, September 2022 Private

Placement and April 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. Beginning with the third quarter of 2023, we may be required to make monthly prepayment pursuant to the WhiteHawk Refinancing Agreement if we maintain cash balance above a certain amount. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses, and we incurred net losses of $11.7 million and $58.4 million for the three and six months ended June 30, 2023, respectively, and an accumulated deficit of $298.2 million as of June 30, 2023.
Taking into account the First Amendment, Second Amendment, the Exchange Agreement, the MicroBT Miner Purchase, the Canaan Bitcoin Mining Agreement, the April 2023 Private Placement, and transactions subsequent to the end of the second quarter of 2023, which include proceeds from the ATM Agreement and continued expansion of our cryptocurrency mining operations through the Canaan Purchase Agreement and the amendment to Canaan Bitcoin Mining Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.
Analysis of Changes in Cash Flows

	Six Months Ended
	June 30, 2023	June 30, 2022	Change
Net cash flows used in operating activities	$(4,193,054)	$(7,628,238)	$3,435,184
Net cash flows used in investing activities	(10,581,332)	(55,303,795)	44,722,463
Net cash flows provided by financing activities	6,581,875	64,129,099	(57,547,224)
Net (decrease) increase in cash and cash equivalents	$(8,192,511)	$1,197,066	$(9,389,577)

Operating Activities. Net cash flows used in operating activities was $4.2 million for the six months ended June 30, 2023, compared to $7.6 million used in operating activities for the six months ended June 30, 2022. The $3.4 million net increase in cash flows from operating activities was primarily due to (i) lower cash outflows for operations and maintenance expenses related to major repairs and upgrades to the Scrubgrass Plant which occurred in 2022, and (ii) lower cash outflows for general and administrative expenses related to professional services and insurance.
Investing Activities. Net cash flows used in investing activities was $10.6 million for the six months ended June 30, 2023, compared to $55.3 million used in investing activities for the six months ended June 30, 2022. The $44.7 million net increase in cash flows from investing activities was primarily due to lower outflows for the purchase of property, plant and equipment. Significant cash outflows occurred during the six months ended June 30, 2022, for the continued ramp up of cryptocurrency mining operations in the prior year.
Financing Activities. Net cash flows provided by financing activities was $6.6 million for the six months ended June 30, 2023, compared to $64.1 million provided by financing activities for the six months ended June 30, 2022. The $57.5 million net decrease in cash flows from financing activities was primarily due to debt proceeds in 2022 from a WhiteHawk promissory note and equipment financings and higher repayments of debt and financed insurance premiums for the six months ended June 30, 2022, partially offset by proceeds in 2023 from the April 2023 Private Placement.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of June 30, 2023, were $58.8 million (excluding financed insurance premiums).
WhiteHawk Credit Agreement
On October 27, 2022, we entered into the Credit Agreement with WhiteHawk to refinance an existing equipment financing agreement with WhiteHawk. Upon closing, the Credit Agreement consisted of $35.1 million in term loans and $23.0 million in additional commitments. The Credit Agreement requires equal monthly amortization payments resulting in full amortization at maturity. The Credit Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.
On February 6, 2023, we entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, we will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month.
The borrowings under the Credit Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (z) the term SOFR rate plus 1%, plus 9%. Amounts drawn on the Credit Agreement are subject to a prepayment premium such that the lenders thereunder achieve a 20% return on invested capital. We also issued a stock purchase warrant to WhiteHawk in conjunction with the closing of the Credit Agreement, which provides for the purchase of an additional 400,000 shares of Class A common stock at an exercise price of $0.10 per share. Borrowings under the Credit Agreement may also be accelerated in certain circumstances.
Convertible Note Exchange
On May 15, 2022, we issued $33.75 million aggregate principal amount of May 2022 Notes to the purchasers thereto, bearing an interest rate of 10.00% per annum (in arrears) and a maturity date of May 15, 2024. On August 16, 2022, we entered into an agreement with the Purchasers, whereby we agreed to amend the terms of the May 2022 Notes (the "Amended May 2022 Notes") such that an aggregate of $11.25 million of the outstanding principal under the May 2022 Notes was exchanged for the amended and restated warrant agreement pursuant to which the strike price of the aggregate 631,800 May 2022 Warrants was reduced from $25.00 to $0.10. After giving effect to the principal reduction under the Amended May 2022 Notes, subsequent payments were due to the Purchasers on the fifteenth (15th) day of each of November 2022, December 2022, January 2023, and February 2023. We generally had the option to make each such payment (A) in cash or (B) in shares of common stock, at a twenty percent (20%) discount to the average of the daily VWAPs for each of the twenty (20) consecutive trading days preceding the payment date.
On December 30, 2022, we entered into the Exchange Agreement with the Purchasers of the Amended May 2022 Notes, providing for the exchange of such Amended May 2022 Notes (the “Exchange Transaction”) for shares of our newly-created Series C Preferred Stock, par value $0.0001 per share. On February 20, 2023, the Exchange Transaction was consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuances of the shares of Series C Preferred Stock. As a result of this transaction, we incurred a loss on debt extinguishment of approximately $29 million during the first quarter of 2023.
Bruce & Merrilees Promissory Note
On March 28, 2023, we entered into a settlement agreement (the “B&M Settlement”) with our electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase 300,000 shares of our Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released 10 3000kva transformers to us and fully cancelled 90 transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan shall be payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement and (ii) no PIK Option (as such term is defined in the Credit Agreement) has been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of June 30, 2023, we paid $375,000 of principal pursuant to the B&M Note, and as of August 7, 2023, the first $500,000 of the principal amount due in 2023 pursuant to the B&M Note has been fully repaid.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.3
Certificate of Designations of the Series C Convertible Preferred Stock of Stronghold Digital Mining, Inc., effective February 20, 2023, filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

3.4
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2023.

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

10.1 ¥
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

10.2
Registration Rights Agreement, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.3
Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

10.4
Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

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

Date: August 10, 2023 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)