Form 10-Q
period 2023-09-30
Stronghold Digital Mining, Inc.
filed 2023-11-14
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2023, the registrant had outstanding 7,962,361 shares of Class A common stock, par value $0.0001 per share, 21,572 shares of Series C convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$4,979,299	$13,296,703
Digital currencies	641,999	109,827
Accounts receivable	486,706	10,837,126
Inventory	3,143,284	4,471,657
Prepaid insurance	1,842,250	5,471,498
Due from related parties	97,288	73,122
Other current assets	1,137,834	1,381,737
Total current assets	12,328,660	35,641,670
Equipment deposits	—	10,081,307
Property, plant and equipment, net	156,481,678	167,204,681
Operating lease right-of-use assets	1,552,735	1,719,037
Land	1,748,440	1,748,440
Road bond	211,958	211,958
Security deposits	348,888	348,888
Other noncurrent assets	155,992	—
TOTAL ASSETS	$172,828,351	$216,955,981
LIABILITIES:
Accounts payable	$14,666,753	$27,540,317
Accrued liabilities	9,638,819	8,893,248
Financed insurance premiums	1,112,558	4,587,935
Current portion of long-term debt, net of discounts and issuance fees	1,654,634	17,422,546
Current portion of operating lease liabilities	748,369	593,063
Due to related parties	451,367	1,375,049
Total current liabilities	28,272,500	60,412,158
Asset retirement obligation	1,062,677	1,023,524
Warrant liabilities	5,434,420	2,131,959
Long-term debt, net of discounts and issuance fees	57,653,823	57,027,118
Long-term operating lease liabilities	899,576	1,230,001
Contract liabilities	560,510	351,490
Total liabilities	93,883,506	122,176,250
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 2,405,760 and 2,605,760 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	10,563,277	11,754,587
Total redeemable common stock	10,563,277	11,754,587
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 7,876,688 and 3,171,022 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	788	317
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 21,572 and 0 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.	2	—
Accumulated deficits	(321,126,596)	(240,443,302)
Additional paid-in capital	389,507,374	323,468,129
Total stockholders' equity	68,381,568	83,025,144
Total redeemable common stock and stockholders' equity	78,944,845	94,779,731
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$172,828,351	$216,955,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
OPERATING REVENUES:
Cryptocurrency mining	$12,684,894	$12,283,695	$37,764,990	$50,715,424
Energy	1,210,811	13,071,894	4,682,590	29,807,512
Cryptocurrency hosting	3,789,375	93,279	9,195,072	282,327
Capacity	—	878,610	1,442,067	4,591,038
Other	41,877	39,171	142,194	91,941
Total operating revenues	17,726,957	26,366,649	53,226,913	85,488,242
OPERATING EXPENSES:
Fuel	8,556,626	10,084,466	22,262,141	29,292,616
Operations and maintenance	6,961,060	19,528,088	24,206,080	47,449,177
General and administrative	6,598,951	11,334,212	25,145,444	32,848,291
Depreciation and amortization	9,667,213	12,247,245	26,025,021	37,234,126
Loss on disposal of fixed assets	—	461,940	108,367	2,231,540
Realized gain on sale of digital currencies	(131,706)	(185,396)	(725,139)	(936,506)
Realized loss on sale of miner assets	—	—	—	8,012,248
Impairments on miner assets	—	11,610,000	—	16,600,000
Impairments on digital currencies	357,411	465,651	683,241	8,176,868
Impairments on equipment deposits	5,422,338	—	5,422,338	12,228,742
Total operating expenses	37,431,893	65,546,206	103,127,493	193,137,102
NET OPERATING LOSS	(19,704,936)	(39,179,557)	(49,900,580)	(107,648,860)
OTHER INCOME (EXPENSE):
Interest expense	(2,441,139)	(3,393,067)	(7,428,530)	(10,813,302)
Loss on debt extinguishment	—	(28,697,021)	(28,960,947)	(28,697,021)
Impairment on assets held for sale	—	(4,159,004)	—	(4,159,004)
Gain on extinguishment of PPP loan	—	—	—	841,670
Changes in fair value of warrant liabilities	(180,838)	1,302,065	5,580,453	1,302,065
Realized gain on sale of derivative contract	—	90,953	—	90,953
Changes in fair value of forward sale derivative	—	—	—	3,435,639
Changes in fair value of convertible note	—	(1,204,739)	—	(2,167,500)
Other	15,000	20,000	45,000	50,000
Total other income (expense)	(2,606,977)	(36,040,813)	(30,764,024)	(40,116,500)
NET LOSS	$(22,311,913)	$(75,220,370)	$(80,664,604)	$(147,765,360)
NET LOSS attributable to noncontrolling interest	(5,188,727)	(44,000,155)	(26,663,731)	(86,435,347)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(17,123,186)	$(31,220,215)	$(54,000,873)	$(61,330,013)
NET LOSS attributable to Class A common shareholders:
Basic	$(2.26)	$(12.67)	$(8.93)	$(28.17)
Diluted	$(2.26)	$(12.67)	$(8.93)	$(28.17)
Weighted average number of Class A common shares outstanding:
Basic	7,569,511	2,463,163	6,047,891	2,177,206
Diluted	7,569,511	2,463,163	6,047,891	2,177,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2023
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – July 1, 2023	21,572	$2	—	$—	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(17,123,186)	—	(17,123,186)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(5,188,727)	—	(5,188,727)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(615,621)	—	(615,621)
Stock-based compensation	—	—	—	—	—	—	—	787,811	787,811
Vesting of restricted stock units	—	—	—	—	83,753	8	—	(8)	—
Exercised warrants	—	—	—	—	474,612	48	—	(48)	—
Redemption of Class V shares	—	—	—	—	—	—	—	—	—
Issuance of common stock to settle payables	—	—	—	—	12,959	1	—	59,994	59,995
Issuance of common stock - April 2023 Private Placement	—	—	—	—	—	—	—	—	—
Issuance of common stock - ATM Agreement	—	—	—	—	1,249,746	125	—	8,120,924	8,121,049
Balance – September 30, 2023	21,572	$2	—	$—	7,876,688	$788	$(321,126,596)	$389,507,374	$68,381,568

	Three Months Ended September 30, 2022
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – July 1, 2022	—	$—	1,152,000	$35,937,061	2,003,488	$200	$(155,708,865)	$255,375,056	$135,603,452
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(31,220,215)	—	(31,220,215)
Net loss attributable to noncontrolling interest	—	—	—	(1,797,014)	—	—	(42,203,141)	—	(44,000,155)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	17,806,377	—	17,806,377
Stock-based compensation	—	—	—	—	—	—	—	3,377,499	3,377,499
Issuance of common stock - September 2022 Private Placement	—	—	—	—	287,676	30	—	2,241,280	2,241,310
Vesting of restricted stock units	—	—	—	—	15,218	1	—	(1)	—
McClymonds arbitration award - paid by Q Power	—	—	—	—	—	—	—	5,038,122	5,038,122
Warrants issued and outstanding	—	—	—	—	—	—	—	13,380,510	13,380,510
Balance – September 30, 2022	—	$—	1,152,000	$34,140,047	2,306,382	$231	$(211,325,844)	$279,412,466	$102,226,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2023
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	$—	3,171,022	$317	$(240,443,302)	$323,468,129	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(54,000,873)	—	(54,000,873)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(26,663,731)	—	(26,663,731)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(18,690)	—	(18,690)
Stock-based compensation	—	—	—	—	250,000	25	—	7,603,834	7,603,859
Vesting of restricted stock units	—	—	—	—	337,515	34	—	(34)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	1,608,195	161	—	155	316
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	110,289	11	—	1,033,178	1,033,189
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	1,250,506	125	—	8,123,749	8,123,874
Issuance of Series C convertible preferred stock	23,102	2	—	—	—	—	—	45,386,944	45,386,946
Conversion of Series C convertible preferred stock	(1,530)	—	—	—	382,500	38	—	(38)	—
Balance – September 30, 2023	21,572	$2	—	$—	7,876,688	$788	$(321,126,596)	$389,507,374	$68,381,568

	Nine Months Ended September 30, 2022
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2022	—	$—	1,152,000	$37,670,161	2,001,607	$200	$(338,709,688)	$241,874,549	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(61,330,013)	—	(61,330,013)
Net loss attributable to noncontrolling interest	—	—	—	(3,530,114)	—	—	(82,905,233)	—	(86,435,347)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	271,619,090	—	271,619,090
Stock-based compensation	—	—	—	—	—	—	—	9,123,124	9,123,124
Issuance of common stock - September 2022 Private Placement	—	—	—	—	287,676	30	—	2,241,280	2,241,310
Vesting of restricted stock units	—	—	—	—	17,099	1	—	(1)	—
McClymonds arbitration award - paid by Q Power	—	—	—	—	—	—	—	5,038,122	5,038,122
Warrants issued and outstanding	—	—	—	—	—	—	—	21,135,392	21,135,392
Balance – September 30, 2022	—	$—	1,152,000	$34,140,047	2,306,382	$231	$(211,325,844)	$279,412,466	$102,226,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,664,604)	$(147,765,360)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	26,025,021	37,234,126
Accretion of asset retirement obligation	39,153	18,253
Gain on extinguishment of PPP loan	—	(841,670)
Loss on disposal of fixed assets	108,367	2,231,540
Realized loss on sale of miner assets	—	8,012,248
Change in value of accounts receivable	1,867,506	—
Amortization of debt issuance costs	161,093	2,681,039
Stock-based compensation	7,603,859	9,123,124
Loss on debt extinguishment	28,960,947	28,697,021
Impairment on assets held for sale	—	4,159,004
Impairments on equipment deposits	5,422,338	12,228,742
Impairments on miner assets	—	16,600,000
Changes in fair value of warrant liabilities	(5,580,453)	(1,302,065)
Changes in fair value of forward sale derivative	—	(3,435,639)
Realized gain on sale of derivative contract	—	(90,953)
Forward sale contract prepayment	—	970,000
Changes in fair value of convertible note	—	2,167,500
Other	(229,485)	—
(Increase) decrease in digital currencies:
Mining revenue	(43,778,958)	(50,715,424)
Net proceeds from sale of digital currencies	42,563,545	46,209,822
Impairments on digital currencies	683,241	8,176,868
(Increase) decrease in assets:
Accounts receivable	8,129,033	1,336,817
Prepaid insurance	1,399,254	5,321,521
Due from related parties	(91,617)	(58,735)
Inventory	1,328,373	55,538
Other assets	9,666	(866,298)
Increase (decrease) in liabilities:
Accounts payable	(1,445,109)	4,878,600
Due to related parties	(239,230)	781,485
Accrued liabilities	875,203	(407,909)
Other liabilities, including contract liabilities	(211,225)	(55,742)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,064,082)	(14,656,547)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,743,269)	(68,052,422)
Proceeds from sale of equipment deposits	—	13,844,780
Equipment purchase deposits - net of future commitments	—	(13,656,428)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,743,269)	(67,864,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(3,196,644)	(34,490,545)
Repayments of financed insurance premiums	(1,474,889)	(3,992,336)
Proceeds from debt, net of issuance costs paid in cash	(147,385)	97,337,454
Proceeds from private placements, net of issuance costs paid in cash	9,824,567	8,599,440
Proceeds from ATM, net of issuance costs paid in cash	8,483,982	—
Proceeds from exercise of warrants	316	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,489,947	67,454,013
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,317,404)	(15,066,604)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,296,703	31,790,115
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,979,299	$16,723,511

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

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of September 30, 2023, the unaudited condensed consolidated statements of operations and stockholders' equity for the three and nine months ended September 30, 2023, and 2022, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023, and 2022, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results expected for the full year.
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
Cash and Cash Equivalents
As of September 30, 2023, cash and cash equivalents includes $900,000 of restricted cash, which represents a continuous bond in place of $400,000 to mitigate fees charged by customs brokerage companies associated with importing miners and a $500,000 letter of credit required to finance the Company's directors and officers insurance policy.
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

NOTE 2 – DIGITAL CURRENCIES
As of September 30, 2023, the Company held an aggregate amount of $641,999 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Digital currencies at beginning of period	$1,429,653	$5,131,987	$109,827	$10,417,865
Additions of digital currencies	15,069,008	12,283,695	43,778,958	50,715,424
Realized gain on sale of digital currencies	131,706	185,396	725,139	936,506
Impairment losses	(357,411)	(465,651)	(683,241)	(8,176,868)
Proceeds from sale of digital currencies	(15,630,957)	(10,388,828)	(43,288,684)	(47,146,328)
Collateral sold to close derivative	—	(4,559,895)	—	(4,559,895)
Digital currencies at end of period	$641,999	$2,186,704	$641,999	$2,186,704
Digital currencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. However, per ASC 350-30-35-18A, given the existence of a quoted price for Bitcoin on active markets, the Company exercises its unconditional option to bypass the qualitative assessment for its indefinite-lived digital currency assets in any period and proceeds directly to performing a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the digital currency asset. Subsequent reversal of impairment losses is not permitted. The Company performed impairment tests on its digital currencies for the periods presented in the table above and recognized impairment losses of $357,411 and $465,651 for the three months ended September 30, 2023, and 2022, respectively, and $683,241 and $8,176,868 for the nine months ended September 30, 2023, and 2022, respectively.
On December 15, 2021, the Company entered into a forward sale with NYDIG Derivatives Trading LLC ("NYDIG Trading") providing for the sale of 250 Bitcoin at a floor price of $28,000 per Bitcoin (such sale, the “Forward Sale”). Pursuant to the Forward Sale, NYDIG Trading paid the Company $7.0 million, an amount equal to the floor price per Bitcoin on December 16, 2021, multiplied by the 250 Bitcoin provided for sale.
On March 16, 2022, the Company executed additional option transactions. The net effect of those transactions was to adjust the capped final sale price to $50,000 from $85,500 per Bitcoin, resulting in $970,000 of proceeds to the Company. On July 27, 2022, the Company exited the variable prepaid forward sale contract derivative with NYDIG Trading. As a result, the Company delivered the restricted digital assets previously pledged as collateral to NYDIG Trading.

NOTE 3 – INVENTORY
Inventory consisted of the following components as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Waste coal	$2,977,652	$4,147,369
Fuel oil	85,049	143,592
Limestone	80,583	180,696
Inventory	$3,143,284	$4,471,657

NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).
In September 2023, the Company evaluated the MinerVa Semiconductor Corp ("MinerVa") equipment deposits for impairment under the provisions of ASC 360, Property, Plant and Equipment. The Company is pursuing legal action through the dispute resolution process, which represents an indicator for impairment per ASC 360-10-35-21, as the

Company no longer expects equipment deliveries. As a result, the Company impaired the remaining MinerVa equipment deposits balance of $5,422,338 during the third quarter of 2023.
During 2022, due to continual delays in the anticipated delivery date of the remaining MinerVa miners, and the Company's declaration of an impasse, and adherence to the dispute resolution provision of the MinerVa Purchase Agreement, the Company undertook a test for recoverability under ASC 360-10-35-29 and a further discounted fair value analysis in accordance with ASC 820, Fair Value Measurement. The difference between the discounted fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742 in the first quarter of 2022 and an additional $5,120,000 in the fourth quarter of 2022, as summarized in the table below.
The following table details the total equipment deposits of $0 as of September 30, 2023:

Vendor	Model	Count	Delivery Timeframe	Total Commitments	Transferred to PP&E (1)	Impairment	Sold	Equipment Deposits
MinerVa	MinerVa MV7	15,000	Oct '21 - TBD	$68,887,550	$(37,415,271)	$(22,771,080)	$(8,701,199)	$—
Totals		15,000		$68,887,550	$(37,415,271)	$(22,771,080)	$(8,701,199)	$—
(1) Miners that were delivered and physically placed in service were transferred to a fixed asset account at the respective unit price as defined in the agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of September 30, 2023, and December 31, 2022:

	Useful Lives (Years)	September 30, 2023	December 31, 2022
Electric plant	10 - 60	$66,836,615	$66,295,809
Strongboxes and power transformers	8 - 30	54,588,284	52,318,704
Machinery and equipment	5 - 20	16,187,810	18,131,977
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	101,687,166	81,945,396
Computer hardware and software	2 - 5	86,419	17,196
Vehicles and trailers	2 - 7	659,133	659,133
Leasehold improvements	2 - 3	2,935,855	—
Construction in progress	Not Depreciable	10,781,505	19,553,826
Asset retirement cost	10 - 30	580,452	580,452
		254,604,239	239,763,493
Accumulated depreciation and amortization		(98,122,561)	(72,558,812)
Property, plant and equipment, net		$156,481,678	$167,204,681
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $10,781,505 as of September 30, 2023, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $9,667,213 and $12,247,245 for the three months ended September 30, 2023, and 2022, respectively, including depreciation of assets under finance leases of $122,762 and $83,642 for the three months ended September 30, 2023, and 2022, respectively.
Depreciation and amortization expense charged to operations was $26,025,021 and $37,234,126 for the nine months ended September 30, 2023, and 2022, respectively, including depreciation of assets under finance leases of $368,285 and $250,927 for the nine months ended September 30, 2023, and 2022, respectively.
The gross value of assets under finance leases and the related accumulated amortization approximated $2,678,265 and $1,304,317 as of September 30, 2023, respectively, and $2,890,665 and $1,074,091 as of December 31, 2022, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued legal and professional fees	$528,757	$1,439,544
Accrued interest	21,485	1,343,085
Accrued sales and use tax	5,659,897	5,150,659
Accrued plant utilities and fuel	2,166,459	—
Accrued salaries and benefits	145,516	285,300
Other	1,116,705	674,660
Accrued liabilities	$9,638,819	$8,893,248

NOTE 7 – DEBT
Total debt consisted of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
$499,520 loan, with interest at 2.74%, due February 2024.	$44,748	$124,023
$499,895 loan, with interest at 3.20%, due November 2023.	22,351	121,470
$517,465 loan, with interest at 4.79%, due November 2024.	210,299	339,428
$585,476 loan, with interest at 4.99%, due November 2025.	388,369	513,334
$431,825 loan, with interest at 7.60%, due April 2024.	54,651	121,460
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	54,239,946	56,114,249
$33,750,000 Convertible Note, with interest at 10.00%, due May 2024.	—	16,812,500
$92,381 loan, with interest at 1.49%, due April 2026.	62,197	79,249
$64,136 loan, with interest at 11.85%, due May 2024.	20,392	39,056
$196,909 loan, with interest at 6.49%, due October 2025.	147,663	184,895
$60,679 loan, with interest at 7.60%, due March 2025.	51,399	—
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,000,000	—
$1,184,935 Promissory Note, due June 2024.	1,066,442	—
Total outstanding borrowings	$59,308,457	$74,449,664

Current portion of long-term debt, net of discounts and issuance fees	1,654,634	17,422,546
Long-term debt, net of discounts and issuance fees	$57,653,823	$57,027,118
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made a loan prepayment of $250,000 during the three months ended September 30, 2023. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of September 30, 2023.
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
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Purchasers”) of the Company’s Amended and Restated 10% Notes (the “Amended May 2022 Notes”), providing for the exchange of the Amended May 2022 Notes (the “Exchange Agreement”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the transactions contemplated under the Exchange Agreement were consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of approximately $29 million during the first quarter of 2023. See Note 21 – Subsequent Events for additional information regarding the Exchange Agreement.
On February 20, 2023, in connection with the consummation of the Exchange Agreement, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) whereby it agreed to, among other things, (i) file within two business days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a resale registration statement (the “Resale Registration Statement”) with the SEC covering all shares of the Company’s Class A common stock issuable upon conversion of the Series C Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series C Preferred Stock, and (ii) to cause the Resale Registration Statement to become effective within the timeframes specified in the Registration Rights Agreement. The Resale Registration Statement on Form S-3 (File No. 333-271151) was filed by the Company on April 5, 2023, and declared effective by the SEC on April 14, 2023.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan is payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of September 30, 2023, the Company paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Note
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price is payable to

Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant.

NOTE 8 – RELATED PARTY TRANSACTIONS
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
The Company expensed $195,161 and $278,208 for the three months ended September 30, 2023, and 2022, respectively, and $495,161 and $581,708 for the nine months ended September 30, 2023, and 2022, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires on December 31, 2023. The Company expensed $324,925 and $1,304,752 for the three months ended September 30, 2023, and 2022, respectively, and $2,406,726 and $2,225,864 for the nine months ended September 30, 2023, and 2022, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2021, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $2,093 and $353,879 for the three months ended September 30, 2023, and 2022, respectively, and $929,942 and $1,204,938 for the nine months ended September 30, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $0 and $247,009 for the three months ended September 30, 2023, and 2022, respectively, and $374,944 and $580,626 for the nine months ended September 30, 2023, and 2022, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provided certain operations and maintenance services to Stronghold LLC and employed certain personnel to operate the Plants. Stronghold LLC reimbursed Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services were to be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This was a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $133,499 and $392,761 for the three months ended September 30, 2023, and 2022, respectively, and $603,563 and $1,189,452 for the nine months ended September 30, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below. The Company expects that the Omnibus Services Agreement will be terminated, to be effective July 1, 2023. The Company expects to enter into a Transition Services Agreement whereby Stronghold LLC or its affiliates will pay a fee to Olympus Stronghold Services for certain limited operations and maintenance services.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $10,337 and $886,569 for the three months ended September 30, 2023, and 2022, respectively, and $1,856,501 and $2,911,738 for the nine months ended September 30, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
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
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $2,099,306 for the three months ended September 30, 2023, and 2022, respectively, and $2,269,290 and $4,749,432 for the nine months ended September 30,

2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2023, and December 31, 2022, below.
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
In April 2023, as part of the compensation pursuant to the Spence Consulting Agreement, Mr. Spence also received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which has been recorded as stock-based compensation for the three and nine months ended September 30, 2023, within general and administrative expense in the condensed consolidated statements of operations.
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
Amounts due to related parties as of September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Coal Valley Properties, LLC	$—	$134,452
Q Power LLC	20,119	500,000
Coal Valley Sales, LLC	68,172	—
Panther Creek Energy Services LLC	—	10,687
Panther Creek Fuel Services LLC	—	53,482
Northampton Generating Fuel Supply Company, Inc.	363,076	594,039
Olympus Power LLC and other subsidiaries	—	78,302
Scrubgrass Energy Services LLC	—	4,087
Scrubgrass Fuel Services LLC	—	—
Due to related parties	$451,367	$1,375,049

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with CES. Over the course of 2022, the Company transitioned entirely to CES from Direct Energy Business Marketing, LLC. CES accounted for approximately 100% of the Company's energy operations segment revenues for the three and nine months ended September 30, 2023. Additionally, CES accounted for approximately 100% of the Company's accounts receivable balance as of December 31, 2022, including approximately $5.1 million which CES received from PJM on the Company's behalf and forwarded to the Company upon receipt as of September 30, 2023. During 2023, the Company was notified of updated calculations from PJM and a FERC settlement with various parties that were assessed penalties for failing to deliver on capacity commitments during the performance assessment interval of December 2023. As a result, the Company recorded decreases in the value of accounts receivable of $724,756 and $1,867,506 within general and administrative expense related to expected reduced bonus payments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
The Company purchased 9% and 28% of coal from two related parties for the three months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023, and 2022, the Company purchased 17% and 16% of coal, respectively, from the same related parties. See Note 8 – Related Party Transactions for further information.
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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of September 30, 2023, there were no remaining deposits owed.
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
On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached, the Company could end discussions, declare an impasse, and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement. On October 30, 2023, the Company sent MinerVa a Notice of Impasse. On October 31, 2023, the Company filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement.
As of September 30, 2023, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. As disclosed in Note 4 – Equipment Deposits, the Company is pursuing legal action through the dispute resolution process, and as a result, the Company no longer expects equipment deliveries.
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
Shareholder Securities and Derivative Lawsuits
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York (Winter v. Stronghold Digital Mining, Case No. 1:22-cv-0088). On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint, alleging that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. The amended complaint also alleged violations of Section 12 of the Securities Act based on alleged false or misleading statements in the Company’s prospectus related to its initial public offering. On December 19, 2022, the Company filed a motion to dismiss, which the court largely denied on August 10, 2023. On September 8, 2023, the Court entered a Case Management Order, which set a number of case deadlines, including the completion of all discovery by April 21, 2025. The defendants continue to believe the allegations in the complaint are without merit and intend to defend the suit vigorously.
On September 5, 2023, and September 15, 2023, respectively, purported shareholders of the Company filed two derivative actions in the United States District Court for the Southern District of New York (Wilson v. Beard, Case No. 1:23-cv-7840, and Navarro v. Beard, Case No. 1:23-cv-08714) against certain of our current and former directors and officers, and the Company as a nominal defendant. The shareholders generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the putative Winter securities class action, and assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and for contribution under Section 11 of the Securities Act and Section 21D of the Securities Exchange Act of 1934. The two cases were consolidated on October 24, 2023. The defendants believe the allegations in the complaints are without merit and intend to defend the suit vigorously.
Mark Grams v. Treis Blockchain, LLC, Chain Enterprises, LLC, Cevon Technologies, LLC, Stronghold Digital Mining, LLC, David Pence, Michael Bolick, Senter Smith, Brian Lambretti and John Chain
On May 4, 2023, Stronghold Digital Mining, LLC, a subsidiary of the Company ("Stronghold"), was named as one of several defendants in a complaint filed in the United States District Court for the Middle District of Alabama Eastern Division (the "Grams Complaint"). The Grams Complaint alleges that certain Bitcoin miners the Company purchased from Treis Blockchain, LLC ("Treis") in December 2021 contained firmware that is alleged to have constituted “trade secrets” owned by Grams. Principally, the Grams Complaint included allegations of misappropriation of these alleged trade secrets.
The Company believes that the allegations against it and its subsidiaries in the Grams Complaint are without merit and intends to vigorously defend the suit. To that end, the Company has entered into a joint defense agreement with Treis and the other named defendants. The Company has also entered into a tolling agreement with Treis. The Company filed a motion to dismiss the case for lack of personal jurisdiction on June 23, 2023. On October 6, 2023, Grams filed an Amended Complaint, to which the Company filed a renewed Motion to Dismiss for Lack of Personal Jurisdiction, or in the Alternative to Transfer the Case to the District of South Carolina, in addition to a renewed Motion to Dismiss several causes of action alleged in the Amended Complaint.
The Company does not believe the Grams Complaint will have a material adverse effect on the Company's reported financial position or results of operations.
MinerVa Purchase Agreement
On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached could end discussions, declare an impasse, and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. On October 30, 2023, the Company sent MinerVa a Notice of Impasse. On October 31, 2023, the Company filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 23.4% and 45.1% ownership of Stronghold LLC, as of September 30, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of September 30, 2023.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2022	2,605,760	$11,754,587
Net loss attributable to noncontrolling interest	—	(26,663,731)
Redemption of Class V shares	(200,000)	(1,210,000)
Maximum redemption right valuation	—	26,682,421
Balance - September 30, 2023	2,405,760	$10,563,277

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
Class V common stock represented 23.4% and 45.1% ownership of Stronghold LLC, as of September 30, 2023, and December 31, 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.
The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the nine months ended September 30, 2023:

	Class V Common Stock Outstanding	Fair Value Price	Temporary Equity Adjustments
Balance - December 31, 2022	2,605,760	$4.51	$11,754,587
Net loss attributable to noncontrolling interest	—		(26,663,731)
Redemption of Class V shares	(200,000)		(1,210,000)
Adjustment of temporary equity to redemption amount (1)	—		26,682,421
Balance - September 30, 2023	2,405,760	$4.39	$10,563,277

(1) Temporary equity adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense for the three months ended September 30, 2023, and 2022, equaled $787,811 and $3,377,499, respectively, and for the nine months ended September 30, 2023, and 2022, equaled $7,603,859 and $9,123,124, respectively. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
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

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of September 30, 2023.

Number of Warrants
Outstanding as of December 31, 2022	1,587,511
Issued	1,803,347
Exercised	(1,610,580)
Outstanding as of September 30, 2023	1,780,278
B&M Warrant
On March 28, 2023, as part of the B&M Settlement described in Note 7 – Debt, the Company issued a stock purchase warrant to B&M providing for the right to purchase from the Company 300,000 shares of Class A common stock, par value $0.0001 per share, at an exercise price of $0.001 per warrant share. As of and during the nine months ended September 30, 2023, 200,000 shares of Class A common stock available for purchase pursuant to the B&M Warrant were exercised.
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
During the nine months ended September 30, 2023, 230,000 warrants issued in connection with the May 2022 Private Placement, or subsequent transactions associated with the unsecured convertible promissory notes, were exercised.
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
As of and during the nine months ended September 30, 2023, the pre-funded warrants for 272,565 shares of Class A common stock have been exercised.
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
As of and during the nine months ended September 30, 2023, the pre-funded warrants for 433,340 shares of Class A common stock have been exercised.

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
Series C Convertible Preferred Stock
On December 30, 2022, the Company entered into the Exchange Agreement with the Purchasers of the Amended May 2022 Notes whereby the Amended May 2022 Notes were to be exchanged for shares of Series C Preferred Stock that, among other things, will convert into shares of Class A common stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion rate equal to the stated value of $1,000 per share plus cash in lieu of fractional shares, divided by a conversion price of $4.00 per share of Class A common stock. Upon the fifth anniversary of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock will automatically and immediately convert into Class A common stock or pre-funded warrants. In the event of a liquidation, the Purchasers shall be entitled to receive an amount per share of Series C Preferred Stock equal to its stated value of $1,000 per share. The Exchange Agreement closed on February 20, 2023. See Note 21 – Subsequent Events for additional information regarding the Exchange Agreement.

Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. See Note 21 – Subsequent Events for additional information regarding the Exchange Agreement.
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of September 30, 2023, using a Black-Scholes model with significant inputs as follows:

September 30, 2023
Expected volatility	129.7%
Expected life (in years)	4.5
Risk-free interest rate	4.6%
Expected dividend yield	0.00%
Fair value	$1,880,653
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of September 30, 2023, using a Black-Scholes model with significant inputs as follows:

September 30, 2023
Expected volatility	129.7%
Expected life (in years)	5.25
Risk-free interest rate	4.6%
Expected dividend yield	0.00%
Fair value	$3,553,767

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
During the nine months ended September 30, 2023, the Company sold 1,278,906 ATM Shares at approximately $6.96 per share under the ATM Agreement, including 28,400 ATM Shares which settled subsequent to September 30, 2023, for gross proceeds of approximately $8.9 million less sales commissions of approximately $0.3 million, or net proceeds of approximately $8.6 million. As of September 30, 2023, the Company had incurred $376,124 of offering costs which has been capitalized within additional paid-in capital in the condensed consolidated balance sheet.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
OPERATING REVENUES:
Energy Operations	$1,252,688	$13,989,675	$6,266,851	$34,490,491
Cryptocurrency Operations	16,474,269	12,376,974	46,960,062	50,997,751
Total operating revenues	$17,726,957	$26,366,649	$53,226,913	$85,488,242
NET OPERATING LOSS:
Energy Operations	$(9,685,721)	$(16,086,915)	$(29,864,794)	$(39,862,217)
Cryptocurrency Operations	(10,019,215)	(23,092,642)	(20,035,786)	(67,786,643)
Total net operating loss	$(19,704,936)	$(39,179,557)	$(49,900,580)	$(107,648,860)
OTHER EXPENSE (1)	(2,606,977)	(36,040,813)	(30,764,024)	(40,116,500)
NET LOSS	$(22,311,913)	$(75,220,370)	$(80,664,604)	$(147,765,360)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,341,076)	$(1,292,241)	$(4,004,596)	$(3,874,894)
Cryptocurrency Operations	(8,326,137)	(10,955,004)	(22,020,425)	(33,359,232)
Total depreciation and amortization	$(9,667,213)	$(12,247,245)	$(26,025,021)	$(37,234,126)
INTEREST EXPENSE:
Energy Operations	$(39,007)	$(15,864)	$(450,472)	$(71,933)
Cryptocurrency Operations	(2,402,132)	(3,377,203)	(6,978,058)	(10,741,369)
Total interest expense	$(2,441,139)	$(3,393,067)	$(7,428,530)	$(10,813,302)
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net loss	$(22,311,913)	$(75,220,370)	$(80,664,604)	$(147,765,360)
Less: net income (loss) attributable to noncontrolling interest	(5,188,727)	(44,000,155)	(26,663,731)	(86,435,347)
Net loss attributable to Stronghold Digital Mining, Inc.	$(17,123,186)	$(31,220,215)	$(54,000,873)	$(61,330,013)
Denominator:
Weighted average number of Class A common shares outstanding	7,569,511	2,463,163	6,047,891	2,177,206
Basic net loss per share	$(2.26)	$(12.67)	$(8.93)	$(28.17)
Diluted net loss per share	$(2.26)	$(12.67)	$(8.93)	$(28.17)
Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2023, and 2022, because their inclusion would be anti-dilutive. The potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock totaled 5,393,000 as of September 30, 2023. Following the Series D Exchange Transaction (as defined herein) on November 13, 2023, as described in Note 21 – Subsequent Events, the potentially dilutive impact of Series C Preferred Stock and Series D Preferred Stock not yet exchanged for shares of Class A common stock totaled 4,392,854 in aggregate.

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
Provision for Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2023, and 2022, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and nine months ended September 30, 2023, and 2022, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of September 30, 2023, and December 31, 2022.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the nine months ended September 30, 2023, and 2022, were as follows:

	September 30, 2023	September 30, 2022
Income tax payments	$—	$—
Interest payments	$7,054,387	$7,346,038
Supplementary non-cash investing and financing activities consisted of the following for the nine months ended September 30, 2023, and 2022:

	September 30, 2023	September 30, 2022
Equipment financed with debt	$1,184,935	$60,256,322
McClymonds arbitration award - paid by Q Power	—	5,038,122
Purchases of property, plant and equipment through finance leases	60,679	—
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	145,093	4,197,350
Operating lease right-of-use assets exchanged for lease liabilities	291,291	—
Reclassifications from deposits to property, plant and equipment	4,658,970	54,207,076
Issued as part of financing:
Warrants – WhiteHawk	—	1,150,000
Warrants – convertible note	—	6,604,881
Warrants – April 2023 Private Placement	8,882,914	—
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	16,812,500	—
Extinguishment of accrued interest	655,500	—
Issuance of Series C convertible preferred stock, net of issuance costs	45,386,944	—
B&M Settlement:
Warrants – B&M	1,739,882	—
Return of transformers to settle outstanding payable	6,007,500	—
Issuance of B&M Note	3,500,000	—
Elimination of accounts payable	11,426,720	—
Financed insurance premiums	1,887,824	523,076
Class A common stock issued to settle outstanding payables or accrued liabilities	1,014,780	—

NOTE 20 – FAIR VALUE
In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company's non-financial assets, including Bitcoin, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, contract liabilities, and accrued expenses approximate their carrying values because of the short-term nature of these instruments.
Adverse changes in business climate, including decreases in the price of Bitcoin and resulting decreases in the market price of miners, may indicate that an impairment triggering event has occurred. If the testing performed indicates the estimated fair value of the Company’s miners to be less than their net carrying value, an impairment charge will be recognized, decreasing the net carrying value of the Company’s miners to their estimated fair value.
Applying the market price of one Bitcoin on September 30, 2023, of approximately $27,004 to the Company’s approximately 24 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of approximately $654,314 as of September 30, 2023. The difference between the market price of Bitcoin as of December 31, 2022, and the carrying value was not material. The valuation of Bitcoin held is classified in Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

NOTE 21 – SUBSEQUENT EVENTS
Frontier Mining Managed Services Agreement
On October 13, 2023, Stronghold and Frontier Outpost 8, LLC (“Frontier”) entered into a Managed Services Agreement (the “MSA”). Pursuant to the MSA, Frontier will provide certain services to the Company including monitoring, operating and maintaining (collectively, the “Services”) the Company’s wholly owned data centers located at each of the Panther Creek Plant and the Scrubgrass Plant. In exchange for the Services, the Company will pay to Frontier a Monthly Service Fee equal to $410,000 for the first three months of the MSA. Beginning on February 13, 2024, the Monthly Service Fee shall be subject to certain adjustments based upon the “Applicable Hash Price”, “Inflation Factor” and “Uptime” (each as defined in the MSA).
In connection with the MSA, Frontier is eligible to receive a maximum of 120,000 shares of the Company’s Class A common stock over the three-year term of the MSA. Upon each three-month anniversary of the MSA, Frontier will receive between 10,000 and zero shares of Class A common stock based upon certain “Uptime” (as defined in the MSA) metrics over the preceding three months. The MSA has a term of three years and can be terminated in advance by the Company or Frontier in the event that certain obligations under the MSA are not met.
Series D Exchange Agreement
On November 13, 2023, the Company consummated a transaction (the “Series D Exchange Transaction”) pursuant to an exchange agreement, dated November 13, 2023 (the “Series D Exchange Agreement”) with Adage Capital Partners, LP (the “Holder”) whereby the Company issued to the Holder an aggregate of 15,582 shares of a newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. The Series D Preferred Stock contains substantially similar terms as the Series C Preferred Stock except with respect to a higher conversion price. The Series D Exchange Agreement contains representations, warranties, covenants, releases, and indemnities customary for transactions of this type, as well as certain trading volume restrictions. The Series D Exchange Transaction is expected to result in accretion of approximately 6.5% for the Company’s stockholders.
On November 13, 2023, in connection with the consummation of the Series D Exchange Transaction, the Company entered into a Registration Rights Agreement with the Holder (the “Series D Registration Rights Agreement”) whereby it agreed to, among other things, (i) within fifteen business days of the closing of the Series D Exchange Transaction, file a resale registration statement (the “Series D Resale Registration Statement”) with the Securities and Exchange Commission covering all shares of Class A common stock issuable upon conversion of the Series D Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series D Preferred Stock, and (ii) to cause the Series D Resale Registration Statement to become effective within the timeframes specified in the Series D Registration Rights Agreement.
Panther Creek Outage
The Panther Creek Plant entered its planned 15-day outage on October 28, 2023, expecting to import electricity from the PJM grid to power its data center during that time. Shortly after the outage began, Panther Creek was notified by PJM that there was an unrelated reliability and maintenance issue elsewhere in the region that would constrain Panther Creek’s electricity imports to 30 megawatts through its outage, less than half of what was expected and needed to fully power its data center. As a result, the Company took steps to shorten the outage, and the Panther Creek Plant restarted on November 9, 2023, and hash rate was fully restored shortly thereafter.

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
•global economic, political and social conditions affecting financial markets, such as the war in Ukraine and the
Israel-Hamas war;
•our ability to avail ourselves of tax credits for the clean-up of coal refuse piles; and
•legislative or regulatory changes, and liability under, or any future inability to comply with, existing or future energy regulations or requirements.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third-party relationships, and the other risks described under the heading “Item 1A.Risk Factors”

in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the "SEC") on April 3, 2023, and in any subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in any subsequently filed Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except as otherwise indicated or required by the context, all references to the “Company,” “we,” “us” or “our” relate to Stronghold Digital Mining, Inc. (“Stronghold Inc.”) and its consolidated subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 3, 2023 (the "2022 Form 10-K"), our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023, and June 30, 2023, as filed with the SEC on May 12, 2023, and August 11, 2023, respectively, and in this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2022 Form 10-K.

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

We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately over $27 per megawatt hour (“MWh”) and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM grid to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.

Carbon Capture Initiative

On November 10, 2023, the Company launched the first phase of its carbon capture project with the deployment of the first unit of carbon capture technology at the Scrubgrass Plant. The design and process follow four months of third-party laboratory tests, utilizing a variety of testing methodologies. The Company's beneficial use ash naturally contains reactive calcium oxide as a result of including limestone in the fuel mix to reduce sulfur dioxide emissions, given the high sulfur content in mining waste. Calcium oxide can, under the right conditions, bond with carbon dioxide to form calcium carbonate, effectively absorbing carbon dioxide out of ambient air and permanently storing it in a geologically stable solid. Lab results have demonstrated that the Company's beneficial use ash can potentially capture carbon dioxide at a capacity of approximately 12% by weight of starting ash. The Company expects that development of the project will be iterative, as the Company works to optimize processes around ash movement, composition, rate of capture, time to capture and cost, among other variables. Actual carbon dioxide absorption rates, and timing thereof, may vary, including by site across the Scrubgrass Plant and Panther Creek Plant, type of ash between fly and bottom ash, arrangement of ash in the field, and weather conditions, among other variables. The cost of equipment for the first phase is expected to be less than $100,000, and the Company believes that the scaled project will cost approximately $50 to 125 per annual ton of carbon dioxide capture capacity, assuming the laboratory results are validated. Assumptions included in the estimated $50 to 125 per annual ton of carbon dioxide capture capacity include but are not limited to (i) expected costs of equipment, taking into account the cost of the equipment used to construct the first unit at the Scrubgrass Plant, (ii) incremental labor costs related to the construction of the project, and (iii) the expected deployment of a combined 100 to 150 carbon capture units across the Scrubgrass Plant and Panther Creek Plant.

The Company's Scrubgrass Plant and Panther Creek Plant produce approximately 800,000 to 900,000 combined tons of beneficial use ash per year at baseload capacity utilization. Extrapolating the potential 12% carbon dioxide capture capacity from the Scrubgrass Plant's ash lab tests would imply potential to capture approximately 100,000 tons of carbon dioxide per year. The Company intends to monetize any credits generated from its carbon capture initiatives in private markets, which may be possible as early as 2024, and the Company expects such monetization in the private markets in earnest in 2025. The Company is also exploring whether its carbon capture initiatives are eligible to qualify for Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”). The earliest the Company would be in position to qualify for Section 45Q tax credits is 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. See Item 1A "Risk Factors" for risks associated with the Company's carbon capture initiative and Section 45Q tax credits.

Bitcoin Mining

As of November 10, 2023, we own or host more than 42,000 Bitcoin miners with hash rate capacity exceeding 4.1 EH/s. Of these Bitcoin miners, approximately 32,000 are wholly owned with hash rate capacity of approximately 3.1 EH/s, and more than 10,000 are hosted with hash rate capacity of approximately 1.0 EH/s. As of November 10, 2023, we do not have any outstanding orders where the receipt of Bitcoin miners is expected.

Bitcoin

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every Bitcoin transaction ever processed. The Bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol with no central authority or middlemen, that has wide network participation. The authenticity of each Bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive Bitcoin. Users have full control over remitting Bitcoin from their own sending addresses. All transactions on the Bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each Bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with Bitcoin, both in the form of newly created Bitcoin and fees in Bitcoin, for successfully solving the mathematical problems and providing computing power to the network. A company’s computing power, measured in hash rate, is generally considered to be one of the most important metrics for evaluating Bitcoin mining companies.
We receive Bitcoin as a result of our mining operations, and we sell Bitcoin, from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of Bitcoin (other than as necessary to convert our Bitcoin to U.S. dollars) or hedging activities related to our holding of Bitcoin; however, our decisions to hold or sell Bitcoin at any given time may be impacted by the Bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell Bitcoin that we hold or the number of Bitcoin we will sell. We assess our fiat currency needs on an ongoing basis, incorporating market conditions, our financial forecasts, and scenarios analyses. We safeguard and keep private our digital assets by utilizing storage solutions provided by Anchorage Digital Bank (“Anchorage”), which require multi-factor authentication and utilize cold and hot storage. While we are confident in the security of our digital assets, we are evaluating additional measures to provide additional protection.

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
During the nine months ended September 30, 2023, we sold 1,278,906 ATM Shares at approximately $6.96 per share under the ATM Agreement, including 28,400 ATM Shares which settled subsequent to September 30, 2023, for gross proceeds of approximately $8.9 million less sales commissions of approximately $0.3 million, or net proceeds of approximately $8.6 million. Subsequent to September 30, 2023, and as of November 10, 2023, no additional shares have been sold under the ATM Agreement.
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
On July 19, 2023, we entered into a Sales and Purchase Contract with Canaan whereby we purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The miners were delivered and installed during the third quarter of 2023 at our Panther Creek Plant. Simultaneously, on July 19, 2023, we amended the Canaan Bitcoin Mining Agreement with the addition of 2,000 A1346 Bitcoin miners under the same terms as the Canaan Bitcoin Mining Agreement.
MicroBT Miner Purchases
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
On July 7, 2023, we entered into a Master Sales and Purchase Agreement to acquire an additional 615 MicroBT WhatsMiner M50 miners (the "Additional M50 Miners") and M50S miners (the "Additional M50S Miners") for $16.60 per terahash per second, including shipping. The 510 Additional M50 Miners have an average hash rate of 118 terahash per second and energy efficiency of 28 joules per terahash, and the 105 Additional M50S Miners have an average hash rate of

126 terahash per second and energy efficiency of 26 joules per terahash. We received these miners during the third quarter of 2023 of 2023 as planned.
On July 11, 2023, we entered into a Master Sales and Purchase Agreement to acquire an additional 520 MicroBT WhatsMiner M50 miners (the "Subsequent M50 Miners") for $14.33 per terahash per second, including shipping. The 520 Subsequent M50 Miners have an average hash rate of 116 terahash per second and energy efficiency of 29 joules per terahash. We received these miners during the third quarter as planned.
Series C Convertible Preferred Stock and Series D Convertible Stock
On December 30, 2022, we entered into an exchange agreement (the “Exchange Agreement”) with the holders (the “Purchasers”) of the Amended May 2022 Notes (as defined below) whereby the Amended May 2022 Notes were to be exchanged for shares of a new series of convertible preferred stock (the “Series C Preferred Stock”) that, among other things, will convert into shares of Common Stock or pre-funded warrants that may be exercised for shares of Class A common stock, at a conversion price of $4.00 per share. The Exchange Agreement closed on February 20, 2023. Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and we provided certain registration rights to the Purchasers.
On November 13, 2023, the Company consummated a transaction (the “Series D Exchange Transaction”) pursuant to an exchange agreement, dated November 13, 2023 (the “Series D Exchange Agreement”) with Adage Capital Partners, LP (the “Holder”) whereby the Company issued to the Holder an aggregate of 15,582 shares of a newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. See Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-Q for additional information.
On November 13, 2023, in connection with the consummation of the Series D Exchange Transaction, the Company entered into a Registration Rights Agreement with the Holder (the “Series D Registration Rights Agreement”) whereby it agreed to, among other things, (i) within fifteen business days of the closing of the Series D Exchange Transaction, file a resale registration statement (the “Series D Resale Registration Statement”) with the Securities and Exchange Commission covering all shares of Class A common stock issuable upon conversion of the Series D Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series D Preferred Stock, and (ii) to cause the Series D Resale Registration Statement to become effective within the timeframes specified in the Series D Registration Rights Agreement.
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners, with a total hash rate capacity of 1.5 exahash per second (“EH/s”) to be delivered. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. Due to continued delays in deliveries, an impairment of approximately $12.2 million was recognized in the first quarter of 2022. Due to market conditions, an additional impairment of approximately $5.1 million was recognized in the fourth quarter of 2022. On July 18, 2022, we provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached, the Company could end discussions, declare an impasse, and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As of December 31, 2022, and November 10, 2023, MinerVa had delivered value to us equivalent to approximately 1,070 PH/s and approximately 1,270 PH/s, respectively, of the 1,500 PH/s in the form of MinerVa miners, refunded cash, and other industry leading miners. On October 30, 2023, we sent MinerVa a Notice of Impasse. On October 31, 2023, we filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement.
Frontier Mining Managed Services Agreement
On October 13, 2023, Stronghold Digital Mining LLC, a subsidiary of the Company, and Frontier Outpost 8, LLC (“Frontier”) entered into a Managed Services Agreement (the “MSA”). Pursuant to the MSA, Frontier will provide certain services to us including monitoring, operating and maintaining (collectively, the “Services”) our wholly owned data centers located at each of the Panther Creek Plant and the Scrubgrass Plant. In exchange for the Services, we will pay to Frontier a

Monthly Service Fee equal to $410,000 for the first three months of the MSA. Beginning on February 13, 2024, the Monthly Service Fee shall be subject to certain adjustments based upon the “Applicable Hash Price”, “Inflation Factor” and “Uptime” (each as defined in the MSA).
In connection with the MSA, Frontier is eligible to receive a maximum of 120,000 shares of our Class A common stock over the three-year term of the MSA. Upon each three-month anniversary of the MSA, Frontier will receive between 10,000 and zero shares of Class A common stock based upon certain “Uptime” (as defined in the MSA) metrics over the preceding three months. The MSA has a term of three years and can be terminated in advance by us or Frontier in the event that certain obligations under the MSA are not met.

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including, but not limited to, Core Scientific, Celsius Network LLC, Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd., and Genesis Holdco. Such bankruptcies have contributed, at least in part, to the volatility in the price of our shares as well as the price of Bitcoin, and some loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”) or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, or Coinbase Inc., both of which we engage or have engaged in the past in the trading of our mined Bitcoin. The hosting agreement with Foundry is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement with Foundry which, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit-sharing components. The recent bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted the original or currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius Network LLC, First Republic Bank, FTX Trading Ltd., Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
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
Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $15,000 to a high of approximately $48,000 during 2022 and has ranged from approximately $17,000 to approximately $37,000 year-to-date as of November 10, 2023. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Since then, Bitcoin has recovered by over 100%. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our consolidated financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $672 billion as of October 30, 2023, over three times that of Ethereum at $221 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 911 million transactions through October 30, 2023. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to 447 EH/s as of October 30, 2023, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $29,000 as of October 30, 2023. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on October 30, 2023, was 62.5 trillion, and it has ranged from one to 62.5 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through the end of the second quarter of 2023, approximately 19.5 million Bitcoin have been mined, leaving approximately 1.5 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. Whereas today the reward for adding a block to the blockchain is currently 6.25 Bitcoin, it is estimated that in April 2024, the award per block will be reduced to 3.125 Bitcoin. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.07 on October 30, 2023, compared to the average year-to-date hash price of $0.072, and compared to the five-year, one year, 2022, and 2021 average hash prices of $0.17, $0.07, $0.12, and $0.31, respectively. The five-year high price was May 5, 2018, when hash price was at $0.62. The five-year low hash price was November 21, 2022, ten days after the bankruptcy filing of FTX Trading Ltd. and certain of its subsidiaries, when hash price reached $0.056. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is between $0.06 to $0.10, which assumes operating expenses of $60 to $70 per MWh, annual fixed expenses of $1 to $5 million per EH/s, and network efficiency of 35 to 45 J/TH. We believe that the majority of network hash rate was operating at or below breakeven operating costs during the last six months.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. From November 2021 to April 2023, transaction fees averaged approximately 1.8% of a block subsidy. However, transaction fees and volume rose sharply on the Bitcoin network throughout most of the second quarter of 2023, and from April 1, 2023, to June 30, 2023, transaction fees averaged 8.2% of block subsidy, meaning that we received more Bitcoin during the second quarter of 2023 than what we previously received in prior periods for processing and validating transactions. While the average transaction fee during the third quarter of 2023 was 2.75% of block subsidy, during the fourth quarter through November 9, 2023, the average has been 4.7%, and during November transaction fees have once again increased to 10.2% on average month-to-date. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.
Scrubgrass Plant Outage
The Company experienced an unplanned outage during September 2023 at its Scrubgrass Plant that affected both its plant operations and data center operations. The Company elected to extend the outage at the Scrubgrass Plant due to low power prices in an effort to conduct additional maintenance. The data center located at the Scrubgrass Plant returned to full operations after seven days, importing power from the PJM grid. Once the data center at the Scrubgrass Plant resumed operations, hash rate finished the month at approximately 3.5 EH/s, the Company’s all-time-high hash rate, up approximately 15% versus the Company’s August 2023 exit hash rate.
Early in October 2023, as the outage at the Scrubgrass Plant continued, PJM informed the Company of its request that the Company reduce its imports to 10 megawatts for an estimated 10-day period starting on October 11, 2023, in order to perform transmission line work in the area. The Company cooperated with the PJM import directive. The Company was able to start the Scrubgrass Plant on October 16, 2023, in order to resume full data center output.

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
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act, of 1934, as amended, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation. Our financial statements following the IPO will continue to reflect the impact of these expenses.

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

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
OPERATING REVENUES:
Cryptocurrency mining	$12,684,894	$12,283,695	$37,764,990	$50,715,424
Energy	1,210,811	13,071,894	4,682,590	29,807,512
Cryptocurrency hosting	3,789,375	93,279	9,195,072	282,327
Capacity	—	878,610	1,442,067	4,591,038
Other	41,877	39,171	142,194	91,941
Total operating revenues	17,726,957	26,366,649	53,226,913	85,488,242
OPERATING EXPENSES:
Fuel	8,556,626	10,084,466	22,262,141	29,292,616
Operations and maintenance	6,961,060	19,528,088	24,206,080	47,449,177
General and administrative	6,598,951	11,334,212	25,145,444	32,848,291
Depreciation and amortization	9,667,213	12,247,245	26,025,021	37,234,126
Loss on disposal of fixed assets	—	461,940	108,367	2,231,540
Realized gain on sale of digital currencies	(131,706)	(185,396)	(725,139)	(936,506)
Realized loss on sale of miner assets	—	—	—	8,012,248
Impairments on miner assets	—	11,610,000	—	16,600,000
Impairments on digital currencies	357,411	465,651	683,241	8,176,868
Impairments on equipment deposits	5,422,338	—	5,422,338	12,228,742
Total operating expenses	37,431,893	65,546,206	103,127,493	193,137,102
NET OPERATING LOSS	(19,704,936)	(39,179,557)	(49,900,580)	(107,648,860)
OTHER INCOME (EXPENSE):
Interest expense	(2,441,139)	(3,393,067)	(7,428,530)	(10,813,302)
Loss on debt extinguishment	—	(28,697,021)	(28,960,947)	(28,697,021)
Impairment on assets held for sale	—	(4,159,004)	—	(4,159,004)
Gain on extinguishment of PPP loan	—	—	—	841,670
Changes in fair value of warrant liabilities	(180,838)	1,302,065	5,580,453	1,302,065
Realized gain on sale of derivative contract	—	90,953	—	90,953
Changes in fair value of forward sale derivative	—	—	—	3,435,639
Changes in fair value of convertible note	—	(1,204,739)	—	(2,167,500)
Other	15,000	20,000	45,000	50,000
Total other income (expense)	(2,606,977)	(36,040,813)	(30,764,024)	(40,116,500)
NET LOSS	$(22,311,913)	$(75,220,370)	$(80,664,604)	$(147,765,360)
Highlights of our consolidated results of operations for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, include:
Operating Revenues
Revenues decreased by $8.6 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an $11.9 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations, partially offset by a $3.7 million increase in cryptocurrency hosting revenues due to the hosting agreement with Foundry Digital, LLC (the "Foundry Hosting Agreement") which began in November of 2022, and the Canaan Bitcoin Mining Agreement which began in May of 2023. Capacity revenues decreased by $0.9 million due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in the day ahead market by PJM.
Revenues decreased by $32.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a $25.1 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations, and a $13.0 million decrease in cryptocurrency mining revenue due to lower Bitcoin prices and a higher global network hash rate. Cryptocurrency hosting revenues increased by $8.9 million primarily due to the Foundry Hosting Agreement which began in November of 2022, and the Canaan Bitcoin Mining Agreement which began in May of 2023. Capacity revenues decreased by $3.1 million due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in the day ahead market by PJM.

Operating Expenses
Total operating expenses decreased by $28.1 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily driven by (i) a $12.6 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022 and the termination of the hosting services agreement by and between Stronghold LLC and Northern Data PA, LLC (the "Northern Data Hosting Agreement"), (ii) an $11.6 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (iii) a $4.7 million decrease in general and administrative expenses driven by lower professional fees, insurance and stock-based compensation, (iv) a $2.6 million decrease in depreciation and amortization due to prior period asset impairments, and (v) a $1.5 million decrease in fuel expenses driven by higher proceeds from the sale of RECs, partially offset by an increase in imported power charges.
Total operating expenses decreased by $90.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily driven by (i) a $23.2 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022 and the termination of the Northern Data Hosting Agreement, (ii) a $16.6 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in 2022, (iii) an $11.2 million decrease in depreciation and amortization due to prior period asset impairments, (iv) an $8.0 million realized loss on sale of miner assets that was recorded in 2022, (v) a $7.7 million decrease in general and administrative expenses driven by lower professional fees, insurance and stock-based compensation, (vi) a $7.5 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023 and, (vii) a $7.0 million decrease in fuel expense driven by higher proceeds from the sale of RECs, partially offset by an increase in imported power charges and, (viii) a $6.8 million decrease in impairments on equipment deposits recorded year over year
Other Income (Expense)
Total other income (expense) increased by $33.4 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily driven by a $28.7 million loss on debt extinguishment and a $4.2 million impairment on assets held for sale resulting from the strategic decision to sell approximately 26,000 miners under an asset purchase agreement.
Total other income (expense) increased by $9.4 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily driven by a higher gain from changes in the fair value of warrant liabilities, a $4.2 million impairment on assets held for sale recorded in 2022, and a $3.4 million decrease in interest expense due to a reduction in debt year over year. These increases were partially offset by a change in the fair value of a forward sale derivative recorded in 2022.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
OPERATING REVENUES:
Energy Operations	$1,252,688	$13,989,675	$6,266,851	$34,490,491
Cryptocurrency Operations	16,474,269	12,376,974	46,960,062	50,997,751
Total operating revenues	$17,726,957	$26,366,649	$53,226,913	$85,488,242
NET OPERATING LOSS:
Energy Operations	$(9,685,721)	$(16,086,915)	$(29,864,794)	$(39,862,217)
Cryptocurrency Operations	(10,019,215)	(23,092,642)	(20,035,786)	(67,786,643)
Total net operating loss	(19,704,936)	(39,179,557)	(49,900,580)	(107,648,860)
OTHER EXPENSE (1)	(2,606,977)	(36,040,813)	(30,764,024)	(40,116,500)
NET LOSS	$(22,311,913)	$(75,220,370)	$(80,664,604)	$(147,765,360)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,341,076)	$(1,292,241)	$(4,004,596)	$(3,874,894)
Cryptocurrency Operations	(8,326,137)	(10,955,004)	(22,020,425)	(33,359,232)
Total depreciation and amortization	$(9,667,213)	$(12,247,245)	$(26,025,021)	$(37,234,126)
INTEREST EXPENSE:
Energy Operations	$(39,007)	$(15,864)	$(450,472)	$(71,933)
Cryptocurrency Operations	(2,402,132)	(3,377,203)	(6,978,058)	(10,741,369)
Total interest expense	$(2,441,139)	$(3,393,067)	$(7,428,530)	$(10,813,302)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
OPERATING REVENUES:
Energy	$1,210,811	$13,071,894	$(11,861,083)	$4,682,590	$29,807,512	$(25,124,922)
Capacity	—	878,610	(878,610)	1,442,067	4,591,038	(3,148,971)
Other	41,877	39,171	2,706	142,194	91,941	50,253
Total operating revenues	1,252,688	13,989,675	(12,736,987)	6,266,851	34,490,491	(28,223,640)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	2,496,308	7,196,015	(4,699,707)	5,921,796	19,945,569	(14,023,773)
Operations and maintenance	5,685,366	15,730,182	(10,044,816)	20,618,654	37,199,699	(16,581,045)
General and administrative	1,026,100	339,364	686,736	3,015,375	1,097,054	1,918,321
Depreciation and amortization	1,341,076	1,292,241	48,835	4,004,596	3,874,894	129,702
Total operating expenses	10,548,850	24,557,802	(14,008,952)	$33,560,421	$62,117,216	$(28,556,795)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(9,296,162)	$(10,568,127)	$1,271,965	$(27,293,570)	$(27,626,725)	$333,155
Corporate overhead	389,559	5,518,788	(5,129,229)	2,571,224	12,235,492	(9,664,268)
NET OPERATING LOSS	$(9,685,721)	$(16,086,915)	$6,401,194	$(29,864,794)	$(39,862,217)	$9,997,423

INTEREST EXPENSE	$(39,007)	$(15,864)	$(23,143)	$(450,472)	$(71,933)	$(378,539)
(1) Cryptocurrency operations consumed $6.1 million and $16.3 million of electricity generated by the Energy Operations segment for the three and nine months ended September 30, 2023, respectively, and $2.9 million and $9.3 million for the three and nine months ended September 30, 2022, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues
Total operating revenues decreased by $12.7 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an $11.9 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations. Capacity revenues decreased by $0.9 million.
Total operating revenues decreased by $28.2 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a $25.1 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations. Capacity revenues decreased by $3.1 million.
Effective June 1, 2022, through May 31, 2024, both plants strategically reduced their exposure to the capacity markets and the resulting cost-capping and operational requirements in the day ahead market by PJM. The Company chose to be an energy resource after achieving its RegA certification, which reduced monthly capacity revenue and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenue. This also gives the plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. When high power prices call for more electricity to be supplied by the Company's plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both revenue as well as grid support over time.
Full plant power utilization is optimal for our revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for the crypto asset operations.
Operating Expenses
Total operating expenses decreased by $14.0 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) a $10.0 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022, and (ii) a $4.7 million decrease in fuel expenses due to higher proceeds from the sale of RECs, partially offset by an increase in imported power charges. These decreases were partially offset by a $0.7 million increase in general and administrative expenses related to a decrease in the value of accounts receivable. REC sales of $4.0 million and $2.3 million were recognized as contra-expenses to offset fuel expenses for the three months ended September 30, 2023, and 2022, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by $5.1 million for the three months ended September 30, 2023, primarily driven by a decrease in Energy Operations revenues, a decrease in stock-based compensation, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Total operating expenses decreased by $28.6 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) a $16.6 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022, as well as a reduction in outsourced professional services, and (ii) a $14.0 million decrease in fuel expenses due to higher proceeds from the sale of RECs and higher imported power charges. These decreases were partially offset by a $1.9 million increase in general and administrative expenses related to a decrease in the value of accounts receivable. REC sales of $14.4 million and $4.9 million were recognized as contra-expenses to offset fuel expenses for the nine months ended September 30, 2023, and 2022, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by $9.7 million for the nine months ended September 30, 2023, primarily driven by a decrease in Energy Operations revenues, a decrease in stock-based compensation, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
OPERATING REVENUES:
Cryptocurrency mining	$12,684,894	$12,283,695	$401,199	$37,764,990	$50,715,424	$(12,950,434)
Cryptocurrency hosting	3,789,375	93,279	3,696,096	9,195,072	282,327	8,912,745
Total operating revenues	16,474,269	12,376,974	4,097,295	46,960,062	50,997,751	(4,037,689)
OPERATING EXPENSES:
Electricity - purchased from energy segment	6,060,318	2,888,451	3,171,867	16,340,345	9,347,047	6,993,298
Operations and maintenance	1,275,694	3,797,906	(2,522,212)	3,587,426	10,249,478	(6,662,052)
General and administrative	60,154	97,501	(37,347)	181,091	667,046	(485,955)
Impairments on digital currencies	357,411	465,651	(108,240)	683,241	8,176,868	(7,493,627)
Impairments on equipment deposits	5,422,338	—	5,422,338	5,422,338	12,228,742	(6,806,404)
Impairments on miner assets	—	11,610,000	(11,610,000)	—	16,600,000	(16,600,000)
Realized gain on sale of digital currencies	(131,706)	(185,396)	53,690	(725,139)	(936,506)	211,367
Loss on disposal of fixed assets	—	461,940	(461,940)	108,367	2,231,540	(2,123,173)
Realized loss on sale of miner assets	—	—	—	—	8,012,248	(8,012,248)
Depreciation and amortization	8,326,137	10,955,004	(2,628,867)	22,020,425	33,359,232	(11,338,807)
Total operating expenses	21,370,346	30,091,057	(8,720,711)	$47,618,094	$99,935,695	$(52,317,601)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(4,896,077)	$(17,714,083)	$12,818,006	$(658,032)	$(48,937,944)	$48,279,912
Corporate overhead	5,123,138	5,378,559	(255,421)	19,377,754	18,848,699	529,055
NET OPERATING LOSS	$(10,019,215)	$(23,092,642)	$13,073,427	$(20,035,786)	$(67,786,643)	$47,750,857

INTEREST EXPENSE	$(2,402,132)	$(3,377,203)	$975,071	$(6,978,058)	$(10,741,369)	$3,763,311
Operating Revenues
Total operating revenues increased by $4.1 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in cryptocurrency hosting revenues driven by the Foundry Hosting Agreement and Canaan Bitcoin Mining Agreement, which began in the fourth quarter of 2022 and second quarter of 2023, respectively.
Total operating revenues decreased by $4.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to a decrease in cryptocurrency mining revenues due to a higher global network hash rate and lower Bitcoin prices. Cryptocurrency hosting revenues increased by $8.9 million driven by the Foundry Hosting Agreement and Canaan Bitcoin Mining Agreement, which began in the fourth quarter of 2022 and second quarter of 2023, respectively.
Operating Expenses
Total operating expenses decreased by $8.7 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) a $11.6 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (ii) a $2.6 million decrease in depreciation and amortization due to prior period asset impairments, (iii) a $2.5 million decrease in operations and maintenance expenses primarily driven by the termination of the Northern Data Hosting Agreement and lower expenses for miner parts and maintenance. These decreases were partially offset by a $5.4 million impairment on equipment deposits and a $3.2 million increase in intercompany electric charges related to the expansion of cryptocurrency mining operations.
Corporate overhead allocated to the Cryptocurrency Operations segment decreased by $0.3 million for the three months ended September 30, 2023, primarily driven by a decrease in stock-based compensation, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Total operating expenses decreased by $52.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) a $16.6 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (ii) an $11.3 million decrease in depreciation and amortization due to prior period asset impairments, (iii) an $8.0 million realized loss on sale of miner assets that was recorded in the second quarter of 2022, (iv) a $7.5 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023 compared to a downward trend in 2022, (v) a $6.8 million decrease in impairments on equipment deposits recorded year over year, and (vi) a $6.7 million decrease in operations and maintenance expenses primarily driven by the termination of the Northern Data Hosting Agreement and lower expenses for miner parts and maintenance. These decreases were partially offset by a $7.0 million increase in intercompany electric charges related to the expansion of cryptocurrency mining operations.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by $0.5 million for the nine months ended September 30, 2023, primarily driven by an increase in Cryptocurrency Operations segment revenues relative to total combined revenue, partially offset by a decrease in stock-based compensation, a decrease in professional services related to organizing and scaling operations, and a decrease in insurance expenses, which has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of $0.7 million and $8.2 million were recognized for the nine months ended September 30, 2023, and 2022, respectively, as a result of the negative impacts from Bitcoin spot market declines. As of September 30, 2023, we held approximately 24 Bitcoin on our balance sheet at carrying value. The spot market price of Bitcoin was $27,004 as of September 30, 2023, per Coinbase.
Interest Expense
Interest expense decreased by $3.8 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to lower debt as a result of extinguishing the debt under the master equipment financing agreements entered into with an affiliate of NYDIG ABL, LLC, from August to October 2022.

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
Our cash needs are primarily for growth through acquisitions, capital expenditures, working capital to support equipment financing, and the purchase of additional miners and general operating expenses. We have incurred, and may continue to incur, significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance and build out costs associated with equipping such facilities to house miners to mine Bitcoin. We may also incur additional expenses and capital expenditures to develop our carbon capture system, which is currently in pilot testing.
We have historically relied on funds from equity issuances, equipment financings and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During the nine months ended September 30, 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement. During the nine months ended September 30, 2023, the Company sold 1,278,906 ATM Shares at approximately $6.96 per share under the ATM Agreement, including 28,400 ATM Shares which settled subsequent to September 30, 2023, for gross proceeds of approximately $8.9 million less sales commissions of approximately $0.3 million, or net proceeds of approximately $8.6 million. Refer to Note 15 – Equity Issuances in the notes to our Condensed Consolidated Financial Statements.
As of September 30, 2023, and November 10, 2023, we had approximately $5.6 million and $5.2 million, respectively, of cash and cash equivalents and Bitcoin on our balance sheet, which included 24 Bitcoin and 12 Bitcoin, respectively. As of September 30, 2023, and November 10, 2023, we had principal amount outstanding indebtedness of $59.7 million and $59.6 million, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement, September 2022 Private

Placement and April 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. Beginning with the third quarter of 2023, we may be required to make monthly prepayments pursuant to the WhiteHawk Refinancing Agreement if we maintain cash balance above a certain amount. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses, and we incurred net losses of $22.3 million and $80.7 million for the three and nine months ended September 30, 2023, respectively, and an accumulated deficit of $321.1 million as of September 30, 2023.
Taking into account the First Amendment, Second Amendment, the Exchange Agreement, the MicroBT Miner Purchase, the Canaan Bitcoin Mining Agreement, the April 2023 Private Placement, proceeds from the ATM Agreement, and continued expansion of our cryptocurrency mining operations through the Canaan Purchase Agreement and the amendment to Canaan Bitcoin Mining Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.
Analysis of Changes in Cash Flows

	Nine Months Ended
	September 30, 2023	September 30, 2022	Change
Net cash flows used in operating activities	$(7,064,082)	$(14,656,547)	$7,592,465
Net cash flows used in investing activities	(14,743,269)	(67,864,070)	53,120,801
Net cash flows provided by financing activities	13,489,947	67,454,013	(53,964,066)
Net (decrease) increase in cash and cash equivalents	$(8,317,404)	$(15,066,604)	$6,749,200
Operating Activities. Net cash flows used in operating activities was $7.1 million for the nine months ended September 30, 2023, compared to $14.7 million used in operating activities for the nine months ended September 30, 2022. The $7.6 million net increase in cash flows from operating activities was primarily due to (i) lower cash outflows for operations and maintenance expenses related to major repairs and upgrades to the Scrubgrass Plant which occurred in 2022, and (ii) lower cash outflows for general and administrative expenses related to professional services and insurance.
Investing Activities. Net cash flows used in investing activities was $14.7 million for the nine months ended September 30, 2023, compared to $67.9 million used in investing activities for the nine months ended September 30, 2022. The $53.1 million net increase in cash flows from investing activities was primarily due to significant cash outflows for the continued ramp up of cryptocurrency mining operations in the prior year.
Financing Activities. Net cash flows provided by financing activities was $13.5 million for the nine months ended September 30, 2023, compared to $67.5 million provided by financing activities for the nine months ended September 30, 2022. The $54.0 million net decrease in cash flows from financing activities was primarily due to debt proceeds in the prior year from a WhiteHawk promissory note and equipment financings and higher repayments of debt and financed insurance premiums for the nine months ended September 30, 2022, partially offset by proceeds in the current year from the April 2023 Private Placement and ATM Agreement.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of September 30, 2023, were $59.3 million (excluding financed insurance premiums).
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

On February 6, 2023, we entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, we will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, we made a loan prepayment of $250,000 during the three months ended September 30, 2023.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan shall be payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement and (ii) no PIK Option (as such term is defined in the Credit Agreement) has been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of September 30, 2023, the first $500,000 of the principal pursuant due in 2023 pursuant to the B&M Note has been fully repaid.
Canaan Promissory Note
On July 19, 2023, we entered into a Sales and Purchase Contract with Canaan Inc. whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price is payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which we paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at our Panther Creek Plant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
Information regarding this Item is contained in Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Except as set forth below, there are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
We are exploring using our beneficial ash to capture carbon, but there is no assurance that we will be able to monetize such opportunities.
We produce beneficial ash, as a byproduct of the combustion process in our two plants. We are exploring opportunities in carbon capture to see if our ash can capture CO2 from ambient air. We are in the process of installing a direct air capture pilot unit at our Scrubgrass Plant, following prior lab-controlled testing by a third-party. We do not have sufficient data from our pilot unit to determine the amount of CO2 that can be captured. We expect to incur additional costs and expenses with establishing and running our pilot program, and if we ultimately decide to expand the program, such costs and expenses may be material.
We are also exploring opportunities to monetize our carbon capture process, including sales of carbon credits in the private market or applying for certain tax credits. However, our pilot program is in its infancy stages, and we cannot make any assurances as to how successful the program may be. Additionally, to the extent the program is able to be scaled on a larger basis, we cannot accurately estimate the associated costs, or any capital expenditures or operational expenditures that may be required. Further, sales of carbon credits in the private market may require certain applications and audits, which can take time to complete. There are also other risks associated with the nature of voluntary carbon credits, and there is no assurance as to whether we will be able to obtain favorable pricing for our voluntary CO2 removal. Further, even if we were to be able to monetize any such carbon credits in the private market, there is no assurance that we will be able to do so, either on a timely basis or at dollar-per-ton thresholds sufficient to offset the cost to operate any future carbon capture program, including the potential need for increased employees.
Even after we spend time and resources exploring such opportunities, there is no assurance that we will be able to monetize such opportunities either at all or at levels sufficient to offset the cost of capital or continued operations. Any of the foregoing may adversely affect our business, financial condition, results or operations and prospects. New programs with new and developing technologies can carry risks associated with design or process changes, development of new parts or tools, availability of parts or servicing, delivery schedules and unique contractual requirements, supplier performance, and our ability to accurately estimate associated expenses. We may also experience other problems or delays in establishing our carbon capture program.
Our contemplated carbon capture program is anticipated to be cash flow negative for the foreseeable future as we build out the necessary infrastructure. Such project could comprise a meaningful share of our cash flow.
We are not expecting to generate meaningful revenues from our contemplated carbon capture program until, at the earliest, 2025. In the interim, we will be incurring costs for the testing and development of the carbon capture infrastructure, including to see, if successful, whether the process is replicable on a larger scale. Although we believe that the program could be profitable for the Company over time, there are numerous risks and uncertainties that make its timing and quantification difficult to accurately predict. The financial impact of our expending capital on these activities before realizing cash flows could negatively impact our financial condition and operational results in future periods.
Our inability to qualify for, obtain, monetize or otherwise benefit from Section 45Q tax credits could materially reduce our ability to develop carbon capture and sequestration projects and, as a result, may adversely impact our business, results of operations and financial condition.
Our ability to successfully monetize our carbon capture program may depend on our ability to benefit from certain financial and tax incentives. On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which, among other things, expanded opportunities to earn tax credits provided under Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”), which provides a tax credit for qualified CO2 that is captured using carbon capture equipment and disposed of in secure geological storage, or utilized in a manner that satisfies a series of regulatory requirements. The impact of the IRA, the availability or nature of any future guidance, and the potential for any other legislation changes, is not fully known and the tax law is subject to change and to regulatory guidance which may be unfavorable for us.
Qualification for Section 45Q tax credits require satisfaction of the applicable statutory and regulatory requirements ,including, for example, that we use carbon capture equipment to capture qualified CO2 and that we physically or contractually ensure the disposal of the qualified CO2 in secure geological storage or, if we pursue the CO2 utilization credit under Section 45Q, that we utilize the qualified CO2, and that such utilization is characterized and verified by a lifecycle analysis. We cannot make any assurances that we will be successful in satisfying such requirements or otherwise qualifying for or obtaining the Section 45Q tax credits currently available or that we will be able to effectively benefit from such tax credits. Certain Section 45Q tax credits are also subject to recapture with respect to any CO2 that ceases to be disposed of in secure geological storage, which recapture is treated as an increase in tax liability for the year in which the recapture occurs. The recapture period for Section 45Q tax credits is limited to a 3-year lookback period preceding the date that sequestered CO2 escapes from its secure geological storage.
The amount of Section 45Q tax credits from which we may benefit is dependent upon our ability to satisfy certain wage and apprenticeship requirements, which we cannot assure you that we will satisfy. Additionally, the availability of Section 45Q tax credits may be reduced, modified or eliminated as a matter of legislative or regulatory policy. Any such reduction, modification or elimination of Section 45Q tax credits, or our inability to otherwise benefit from Section 45Q tax credits, could materially reduce our ability to develop and monetize our carbon capture program. These and any other changes to government incentives that could impose additional restrictions or favor certain projects over our projects could increase costs, limit our ability to utilize tax benefits, reduce our competitiveness, and/or adversely impact our growth. Any of these factors may adversely impact our business, results of operations and financial condition.
Our management team has limited experience with carbon capture programs and initiatives.
Members of our management team have limited experience with carbon capture programs, initiatives, and the related and required infrastructure to develop such programs or initiatives. Our management team may not successfully or efficiently manage the Company's carbon capture programs or initiatives. These new obligations to potentially develop and manage the Company's carbon capture programs and initiatives will require significant attention from our senior management and could divert their attention away from the day-to-day management of other aspects of our business, which could adversely affect our business and financial performance.
We are dependent on third-parties, including consultants, contractors and suppliers to develop and advance our carbon capture program and initiatives, and failure to properly manage these relationships, or the failure of these consultants, contractors and suppliers to perform as expected, could have a material adverse effect on our business, prospects or operations.
We currently rely on third-party consultants, contractors and suppliers to assist with the development of our carbon capture program and initiatives. We have no assurance that business interruptions will not occur as a result of the failure by these or consultants, contractors or suppliers to perform as expected. We cannot ensure that our consultants, contractors or suppliers will continue to perform services to our satisfaction or on commercially reasonable terms. The recent increased demand for carbon capture components and services may limit the supply of components that brokers may source for us. Our consultants, contractors or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive components needed to advance our carbon capture program and initiatives. If our consultants, contractors or suppliers are not able to provide the agreed services at the level of quality and quantity we require, we may not be able to replace such consultants, contractors or suppliers in a timely manner. Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.
We may not be able to compete with other companies, some of whom have greater resources and experience.
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The carbon capture and sequestration industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in advancing our carbon capture programs and initiatives to remain competitive. Competition from existing and future competitors could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan, including with respect to our carbon capture programs and initiatives. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our Class A common stock, which would harm investors in our Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Series D Exchange Transaction
On November 13, 2023, the Company consummated the Series D Exchange Transaction pursuant to the Series D Exchange Agreement with the Holder, whereby the Company issued to the Holder 15,582 shares of Series D Preferred Stock in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. The Series D Preferred Stock contains substantially similar terms as the Series C Preferred Stock except with respect to a higher conversion price. The Series D Exchange Agreement contains representations, warranties, covenants, releases, and indemnities customary for transactions of this type, as well as certain trading volume restrictions. The Series D Exchange Transaction is expected to result in accretion of approximately 6.5% for the Company’s stockholders.
On November 13, 2023, in connection with the consummation of the Series D Exchange Transaction, the Company entered into a Registration Rights Agreement with the Holder (the “Series D Registration Rights Agreement”) whereby it agreed to, among other things, (i) within fifteen business days of the closing of the Series D Exchange Transaction, file a resale registration statement (the “Series D Resale Registration Statement”) with the SEC covering all shares of Class A common stock issuable upon conversion of the Series D Preferred Stock or upon exercise of the pre-funded warrants that may be issued in lieu of Class A common stock upon conversion of the Series D Preferred Stock (the “Series D Pre-Funded Warrants”), and (ii) to cause the Series D Resale Registration Statement to become effective within the timeframes specified in the Series D Registration Rights Agreement.
The rights and preferences of the Series D Preferred Stock are designated in a certificate of designation filed by the Company with the Secretary of State of the State of Delaware on November 13, 2023, in connection with the closing of the Series D Exchange Transaction, to designate 15,582 shares of the Company’s authorized preferred stock as the Series D Preferred Stock, with the powers, designations, preferences and other rights as set forth therein (the “Certificate of Designation”), which became effective upon filing.
Under the terms of the Certificate of Designation, the Series D Preferred Stock has a stated value of $1,000 per share and is convertible at a holder’s option into shares of Class A common stock at a conversion price of $5.38145 per share (the “Conversion Price”). A holder will not have the right to convert any shares of Series D Preferred Stock, and the Company will not effect such conversion, to the extent that such conversion would cause a holder, together with its affiliates and any person acting as a group with such holder or any of such holder’s affiliates, to beneficially own more than 9.99% of the then issued and outstanding shares of Class A common stock (the “Beneficial Ownership Limitation”). On February 20, 2028, any shares of Series D Preferred Stock that are then outstanding will automatically convert at the Conversion Price into shares of Class A common stock or, to the extent such conversion would cause a holder to exceed the Beneficial Ownership Limitation, into Series D Pre-Funded Warrants, the form of which is attached as Annex B to the Certificate of Designation. The exercise of the Series D Pre-Funded Warrants is subject to the Beneficial Ownership Limitation.
The Series D Preferred Stock ranks senior to the Class A common stock and the Class V common stock with respect to the payment of dividends and rights upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, and on parity with the Series C Preferred Stock. Holders of Series D Preferred Stock generally have no voting rights, except as required by the Delaware General Corporation Law, the Company’s amended and restated certificate of incorporation, and in certain other circumstances specified under the Certificate of Designation. The Series D Preferred Stock is not entitled to receive dividends, does not have preemptive or subscription rights, and has no redemption or sinking fund provisions or rights.
The issuance of the shares of Series D Preferred Stock under the Series D Exchange Agreement was made in reliance on the exemption from registration pursuant to Section 3(a)(9) of the Securities Act, and to an investor that qualifies as an “accredited investor” (as such term is defined in Rule 501(a) of the Securities Act).
The foregoing description is not intended to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designation, Series D Exchange Agreement and the Series D Registration Rights Agreement, which have been filed with the Quarterly Report on Form 10-Q as Exhibit 3.5, Exhibit 10.3 and Exhibit 10.4, respectively.
(c)
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

3.5 *	Certificate of Designation of the Series D Convertible Preferred Stock of Stronghold Digital Mining, Inc., filed with the Secretary of State of the State of Delaware and effective November 13, 2023.
4.1	Form of Warrant, dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).
4.2
Pre-funded Warrant, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.1
Frontier Mining Managed Services Agreement, dated October 13, 2013, by and between Stronghold Digital Mining, Inc., Stronghold Digital Mining LLC and Frontier Outpost 8, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on October 16, 2023).

10.2 †	Employment Agreement, dated September 6, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard.
10.3 *	Exchange Agreement, dated as of November 13, 2023, by and among Stronghold Digital Mining, Inc., and Adage Capital Partners, LP.
10.4 *	Registration Rights Agreement, dated as of November 13, 2023, by and among Stronghold Digital Mining, Inc., and Adage Capital Partners, LP.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certification of Chief Executive Officer.
32.2 **	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Filed herewith.
**    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)