Form 10-K
period 2023-12-31
Stronghold Digital Mining, Inc.
filed 2024-03-08
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the registrant's Class A common stock held by non-affiliates on June 30, 2023 (based upon the closing price of the registrant's Class A common stock on Nasdaq Stock Market LLC), was approximately $23 million.
As of February 29, 2024, the registrant had outstanding 12,645,479 shares of Class A common stock, par value $0.0001 per share, 5,990 shares of Series C convertible preferred stock, par value $0.0001 per share, 0 shares of Series D convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been adjusted to reflect the Reverse Stock Split.

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
•our ability to develop and monetize our carbon capture project to generate meaningful revenue, on a timely basis or at all;
•our ability to avail ourselves of tax credits for the clean-up of coal refuse piles; and
•legislative or regulatory changes, and liability under, or any future inability to comply with, existing or future energy regulations or requirements.
We caution you that the forward-looking statements contained in this Form 10-K are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third party relationships, and the other risks described in this Form 10-K. Should one or more of the risks or uncertainties described in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

Part I

Item 1. Business
Overview
Stronghold Digital Mining, Inc. ("Stronghold Inc.," the "Company," “we,” “us,” or “our”) was incorporated as a Delaware corporation on March 19, 2021. The Company is a low-cost, environmentally beneficial, vertically integrated crypto asset mining company focused on mining Bitcoin and environmental remediation and reclamation services. The Company wholly owns and operates two coal refuse power generation facilities that it has upgraded: (i) the Company's first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which the Company acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the "Scrubgrass Plant"); and (ii) a facility located near Nesquehoning, Pennsylvania, which the Company acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant," and collectively with the Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). The Company is committed to generating energy and managing its assets sustainably, and the Company believes that it is one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $28 per megawatt hour and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM Interconnection Merchant Market ("PJM") grid pursuant to Electricity Sales and Purchase Agreements at each of our Plants with Champion Energy Services LLC to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Stronghold Inc. operates in two business segments – the Energy Operations segment and the Cryptocurrency Operations segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). This segment presentation is consistent with how the Company's CODM, its chief executive officer, evaluates financial performance and makes resource allocation and strategic decisions about the business.
Energy Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM grid under a Professional Services Agreement (“PSA”) with Customized Energy Solutions (“CES”), effective July 27, 2022. Under the PSA, CES agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily marketing, energy scheduling, telemetry, capacity management, reporting, and other related services for the Plants. The initial term of the agreement is two years, and then will extend automatically on an annual basis unless terminated by either party with 60 days written (or electronic) notice prior to the current term end. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal tax credits are earned by the Company by generating electricity utilizing coal refuse. In addition to the Company earning Tier II RECs for its use of coal refuse as its primary fuel source, the Company also earns waste coal tax credits for generating electricity utilizing coal refuse.
Cryptocurrency Operations
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin miners, as well as the required infrastructure, and provides power to third-party digital currency miners under hosting agreements. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.
Environmental Matters
Our operations are subject to stringent federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste management and disposal and other environmental matters. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection, have the power to enforce compliance with these laws and regulations. The more significant of these existing environmental laws include the following, as amended from time to time:
•the CAA, which imposes standards that restrict the emission of air pollutants, including greenhouse gases (“GHGs”) and hazardous air pollutants (“HAPs”), from certain sources and imposes various pre-construction, operational, monitoring, permitting and reporting requirements;

•the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur; and

•the Resource Conservation and Recovery Act (“RCRA”), which governs the generation, treatment, storage, transport and disposal of hazardous and nonhazardous solid waste, classifies coal combustion residuals (“CCRs”) as nonhazardous wastes, and establishes standards for landfill and surface impoundment placement, design, operation and closure, groundwater monitoring, corrective action, and post-closure care;

Compliance with these laws and the conditions of permits issued thereunder may require us to incur significant capital and operating expenses. Any failure by us to comply with federal, state, or local environmental laws, regulations, permits, or ordinances may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Historically, our environmental compliance costs have not had a material adverse impact on our financial condition and results of operations; however, there can be no assurance that such costs will not be material in the future.

Coal refuse is a non-renewable fossil fuel often generated as a waste product of historical coal mining operations. The combustion of coal refuse as fuel at our power generation facilities results in air emissions, including carbon dioxide (“CO2”), nitrogen oxides (“NOx”), sulfur dioxide, particulate matter and certain HAPs, regulated under the CAA and analogous state law. Additionally, the management and disposal of coal residues following the combustion of coal refuse is regulated under RCRA, the CWA, and analogous state laws. We believe the reclamation of legacy coal refuse piles for power generation is an environmentally beneficial aspect of our power generation operations. Because coal refuse is not a renewable source, the economic sustainability of the use of coal refuse at our power generation facilities is dependent upon the continued availability and economic transport of coal refuse across Pennsylvania. Additionally, because the combustion of coal refuse results in certain offsetting adverse impacts to the environment, including pollutant emissions and coal residual waste products, our use of coal refuse as a fuel source is dependent upon its continued inclusion as a Tier II Alternative Energy Source.

Over time, the trend in environmental laws and regulations is typically to place more restrictions and limitations on activities that may adversely affect the environment. Examples of environmental laws or regulatory initiatives that impact our ability to operate through the firing of coal refuse include the following:

Coal Refuse Emissions

The EPA published a final rule in April 2020 establishing a new subcategory in the Mercury and Air Toxic Standards (“MATS”) applicable to a narrow set of existing power generation facilities in Pennsylvania and West Virginia that fire eastern bituminous coal refuse. Our Scrubgrass and Panther Creek Plants are included in this subcategory, which only establishes emission standards for acid gas HAPs. Our ability to operate our facilities in an economic manner may depend on the continued existence of this subcategory. If the EPA were to reconsider the continued existence of this subcategory, or if Pennsylvania, under applicable state law, were to implement more rigid standards in the future that limited the utility of this MATS subcategory, we could experience increased costs of complying with applicable requirements that could have material adverse impacts to our business and results of operations.

Our operations are also subject to several state-wide and regional air quality regulatory initiatives, including:
•Pennsylvania’s State Implementation Plan (“SIP”) for attaining and maintaining National Ambient Air Quality Standards (“NAAQS”) set by the EPA for six criteria air pollutants;
•the CAA’s Acid Rain Program, which includes a cap-and-trade emission reduction program for sulfur dioxide emissions from power plants and requirements for power plants to reduce nitrogen oxides emissions through the use of available combustion controls;
•the EPA’s Cross-State Air Pollution Rule (“CSAPR”), which seeks to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states through a cap-and-trade emission reduction program and other requirements; and
•the EPA’s Regional Haze Rule, which is intended to reduce haze and protect visibility in certain National Parks and wilderness areas and sets guidelines for determining the best available retrofit technology at affected facilities.

To date, our compliance costs associated with these regulations have not been material, however these programs or the requirements thereunder may be reviewed and amended from time to time, and the imposition of more stringent standards or requirements may require us to incur additional compliance costs. For example, the EPA is currently considering revisions to the ground-level ozone NAAQS and any corresponding updates to Pennsylvania’s SIP could require us to implement additional emissions control technology or practices. Emissions budgets under the EPA’s Acid Rain Program and CSAPR are also subject to revision and a reduction in available allowances could result in increased costs to acquire those allowances. Additionally, Pennsylvania missed its 2021 deadline to submit a revised Regional Haze SIP and any forthcoming proposed SIP or proposed federal implementation plan (as proposed by the EPA in lieu of the state plan) could impose more stringent requirements that affect our facilities.

Coal Combustion Residuals

Pursuant to a 2015 EPA-published final rule regulating the disposal of CCR from electric utilities, CCR is classified as “nonhazardous waste” and allowed for beneficial use, with some restrictions. The regulation establishes standards in respect of design, structural integrity, assessment criteria, monitoring protection and remedial procedures for new and existing landfills and surface impoundments receiving CCR as well as existing surface impoundments located at stations generating electricity (regardless of fuel source), which were no longer receiving CCR but contain liquids as of the effective date of the rule. This final rule was amended in 2018 (referred to as “Phase 1, Part 1”) in regard to certain closure deadlines and groundwater protection standards but left unchanged the primary requirements for groundwater monitoring, corrective action, inspections and maintenance, and closure. The Phase I, Part 1 rule was challenged by environmental groups and a federal court subsequently remanded certain provisions of the rule back to the EPA without vacatur. The EPA has since issued rulemakings related to CCR surface impoundment and unit closure consistent with the court’s remand order. Separately, the EPA completed a review of the Phase 1 Part 1 rule in response to an executive order issued by President Biden and determined the most environmentally protective option available was to implement the rule. More recently, in May 2023, the EPA proposed to extend a subset of the requirements of the 2015 CCR rule to CCR disposed of on land outside of previously regulated CCR units. Legacy CCR impoundments continue to also be regulated by the states, including Pennsylvania.

Coal-Fired Power Plant Wastewater Discharges

Current EPA regulations issued in 2020 limit the obligation of many coal-fired power plants to mitigate the discharge of lead, mercury and selenium, among other constituents, into surface waters. However, in March 2023, the EPA issued a proposed rule that would establish more stringent discharge standards for several wastewater types commonly generated at coal-fired power plants. The proposed rule also established new standards for legacy wastewater in existing surface impoundments. While we are currently evaluating the potential effect of this proposed rule on our operations, and the ultimate form and substance of this proposed rule is uncertain, the implementation of new rules imposing more stringent wastewater discharge limits for coal-fired power plants, including ours, could result in increased compliance costs at our facilities.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. In addition, President Biden identified addressing climate change and the energy transition as priorities under his Administration. He has issued, and may continue to issue, executive orders and regulatory directives related to climate change, and has recommitted the United States to long-term international goals to reduce emissions. In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs and has included climate change considerations in its funding bills. For example, the IRA, which appropriates significant federal funding for renewable energy initiatives, was signed into law in August 2022 and could accelerate the transition away from fossil fuels. These laws, initiatives, and associated regulations or other national or regional commitments to reduce GHG emissions could adversely affect coal production and consumption, require the installation of emissions control technologies, and increase the expense associated with the purchase of emissions reduction credits or allowances to comply with current or future emissions reduction programs.

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

We note that the implementation of the rule depends, in part, on the widespread development, adoption, and availability of CCS technology and solutions, which may not be certain at this time. We also note that this proposed rule is subject to intense political debate and its adoption or implementation could be impacted by the results of the 2024 election cycle. While no final rule has been published to date, this proposed rule and any other new agency action or rulemaking that applies to our facilities could increase our compliance costs or otherwise materially restrict our operations.

At the international level, the United States re-entered the United Nations-sponsored “Paris Agreement,” a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020, shortly after President Biden took office in February 2021. Then, in April 2021, President Biden announced a new, more rigorous nationally determined emissions reduction level of 50%-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community has since gathered again in November 2021, November 2022, and December 2023 for the annual United Nations Climate Change Conference of the Parties, where the United States, the European Union, and other partners announced reaffirmed their emissions reduction commitments and made further climate change goals. Most recently, the parties agreed to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing financial, political, and litigation risks in the United States and we anticipate that initiatives to reduce GHG emissions and restrict coal production and consumption will continue to develop. Certain states, municipalities, community coalitions, and other parties, including proponents of renewable energy that are opposed to the burning of fossil fuels, including coal, have sought to further restrict GHG emissions and recover damages from fossil fuel companies through lawsuits regardless of federal legislative and regulatory initiatives on the matter. Moreover, financial risks could increase, as stockholders and bondholders currently invested in fossil fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional investors who provide financing to fossil fuel energy companies also have become more attentive to sustainability issues and some of them may elect not to provide funding for fossil fuel energy companies in the future. These litigation and financial risks may result in restrictions or cancellations in our development activities, reduce demand for energy from fossil fuels, including coal, or otherwise adversely impact our ability to raise capital and develop additional coal refuse power generation facilities. Enhanced public and private support for low-carbon power sources and products could impact the public perception of our business. Additionally, there is increased competitiveness of alternative energy sources (such as Tier I Alternative Energy Sources, including wind and solar photovoltaic) that do not generally have the adverse impact to the environment that is associated with the combustion of coal and also are not subject to as much regulatory scrutiny as are facilities that combust fossil fuels.

Additionally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic vents. These climatic events have the potential to cause physical damage to our facilities or disrupt our supply chains. Consequently, one or more of these developments could have an adverse effect on our business, financial condition, results of operations, and cash flows.

Finally, crypto asset mining has become more heavily scrutinized from a climate change and energy consumption perspective in recent years. Politicians, environmental groups, and climate activists alike have called for increased oversight, regulation, and reporting of energy use and GHG emissions of crypto asset mining companies, among other measures. Certain members of the U.S. Congress and other non-governmental organizations have made investigations into, and published claims and reports regarding, the crypto asset mining industry’s impact on global GHG emissions and energy consumption and raised concerns over the diversion of power sources for crypto mining and possible impacts on consumer electricity prices. These individuals and groups have also urged regulatory agencies to investigate energy and climate impacts of mining companies and to consider regulations requiring the monitoring and reporting of emissions and energy consumption by certain crypto asset operations. For example, the Crypto Asset Environmental Transparency Act was introduced to the U.S. Senate on March 6, 2023, and, if passed, would impose emissions reporting obligations on mining operations that consume electricity above a specified threshold and would direct the EPA to investigate the environmental and climate impacts of the crypto asset mining industry. Separately, in September 2022, the Biden Administration released its report on Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. More recently, in January and February 2024 the U.S. Energy Information Administration (“EIA”) initiated a mandatory commercial cryptocurrency miner energy use survey. However, a federal district court granted a temporary restraining order prohibiting the EIA from collecting data from certain Texas-based cryptocurrency miners who filed a lawsuit against the energy use survey. Concurrently, the EIA has voluntary paused the survey in the rest of the country. Certain state governments have also introduced legislation imposing restrictions on the crypto asset mining industry, citing similar concerns. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the federal government or states in which we operate to restrict, limit, condition, or otherwise regulate our power production or crypto asset mining operations, whether as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition, and results of operations. Similarly, public statements by government officials and non-governmental organizations regarding the impact of crypto asset mining on global energy consumption, GHG emissions and grid stability, whether valid or not, could harm our reputation and stakeholder goodwill.

Customers
We are not dependent on any one customer or group of customers. However, we use a third party to collect, analyze, and advise the Company regarding energy market operations and the receipt of revenue from PJM and to a lesser extent, other entities. CES accounted for approximately 97% of our energy operations segment revenues for the year ended December 31, 2023. Additionally, during 2023 and 2022, we utilized one and three mining pools, respectively, that accounted for 100% of our cryptocurrency mining revenues for the years then ended. Approximately 11% of the Company's total revenue for the year ended December 31, 2023, was derived from services provided to one customer.
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
We do not currently directly own any patents in connection with our existing and planned blockchain and crypto asset related operations or carbon capture initiative. In the future we may pursue patents in connection our blockchain and crypto assets or carbon capture initiative, but do not have immediate plans to do so. We do expect to rely heavily upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our crypto asset mining operations.
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
•Iris Energy Ltd (IREN)
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
Human Capital Resources
As of December 31, 2023, we had 115 employees across our entities, of which 111 were full-time employees and four were part-time employees. Eight employees are located in our corporate office in New York City, NY, seven employees are located in our corporate office in Pittsburgh, 47 employees are located at the Scrubgrass Plant, and 53 employees are located at our Panther Creek Plant.
General Digital Asset Market Conditions
The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility. For example, the price of Bitcoin ranged from a low of approximately $16,000 to a high of approximately $48,000 during 2022 and ranged from approximately $17,000 to approximately $45,000 during 2023. Throughout 2022 and in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including Core Scientific Inc. (“Core Scientific”), Celsius Network LLC (“Celsius”), Voyager Digital Ltd. (“Voyager Digital”), Three Arrows Capital, BlockFi Lending LLC (“BlockFi”), FTX Trading Ltd. (“FTX”), and Genesis Global Holdco LLC (“Genesis Holdco”),. Such bankruptcies have contributed, at least in part, to previous price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, that engages in the trading of our mined Bitcoin. The hosting agreement is performing in line with our expectations, and we continue to work towards the previously disclosed acquisition of the miners subject to the hosting agreement in exchange for cash, equity and profit share. Upon acquisition of these miners, the hosting arrangement would cease. The bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted this acquisition or the currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius, First Republic Bank, FTX, Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third-parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.

We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage Digital Bank (“Anchorage”), which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we generally liquidate our mined Bitcoin often, and at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “—Crypto Asset Mining Related Risks— Our crypto assets may be subject to loss, damage, theft or restriction on access” for additional information.
Corporate Information
We are subject to the informational requirements of the Exchange Act and, in accordance therewith, file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The website address of the SEC is www.sec.gov. We make available free of charge on or through our website at www.strongholddigitalmining.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or otherwise furnish it to the SEC. In addition to our reports filed or furnished with the SEC, we also publicly disclose material information from time to time in our press releases, at annual meetings of stockholders, in investor presentations, and through our website. References to our website in this Form 10-K are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference into this Form 10-K of the information contained on, or available through, our website, and such information should not be considered part of this Form 10-K.
Information About Our Executive Officers and Directors
Executive Officers
Gregory A. Beard has served as our Chief Executive Officer, President and Chairman of our Board of Directors (the “Board”) since March 2021. Mr. Beard was the Global Head of Natural Resources, a Senior Partner, Member of the Management Committee, and Senior Advisor at Apollo Global Management from 2010 to 2020. In such roles, Mr. Beard oversaw Apollo’s investment activities in the energy, metals and mining and agriculture sectors. Prior to Apollo, Mr. Beard was a senior Managing Director at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. He began his career as a Financial Analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. The funds where Mr. Beard held these senior leadership positions have invested billions of dollars in natural resources related investments. During his career, Mr. Beard sourced and managed some of the most profitable deals in the energy private equity sector. Mr. Beard is a founding and managing member of Q Power. He previously served as the Chief Executive Officer of Beard Energy Transition Acquisition Corp., a special purpose acquisition company from November 2021 to December 2023. He also currently serves on the board of directors of Scrubgrass Reclamation Company, L.P. (f/k/a Scrubgrass Generating Company, L.P.), the board of directors/advisors of Double Eagle Energy Holdings III, Skeena Resources Ltd., Andros Capital Partners LLC, and Parallaxes Capital, as well as the board of directors of The Conservation Fund, a non-profit focused on land conservation. He previously served on the boards of more than 25 public and private companies, including Spartan Energy Acquisition Corp, (now Fisker Inc., NYSE: FSR), Athlon Energy, Inc. (NYSE: ATHL), CDM Resource Management, Mariner Energy, Apex Energy, Caelus Energy, CSV Midstream, Double Eagle I / II, EP Energy Corporation, Jupiter Resources, Roundtable Energy, Talos Energy Inc. (NYSE: TALO), Pegasus Optimization, Northwoods Energy and Tumbleweed Royalty. Mr. Beard received his Bachelor of Arts from the University of Illinois at Urbana. We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our Board.
Matthew J. Smith has served as the Chief Financial Officer of the Company since 2022 and remains a member of our Board. Previously, he served as the Founder and Managing Partner of Deep Basin Capital LP since January 2017. Mr. Smith has over 16 years of investment management experience in the energy, renewable, power and utility sectors across both public and private investments, including the roles of portfolio manager at Citadel’s Surveyor Capital Ltd. from June 2010 through January 2016, senior analyst in the energy and other cyclical sectors for Highfields Capital Management LP from January 2009 to December 2009 and Copper Arch Capital LLC from July 2005 to December 2007, and as a financial analyst at Equity Office Properties Trust from August 2001 to May 2003. Mr. Smith is a CFA Charterholder. Mr. Smith currently serves as an independent director and audit committee member on the board of Spartan Acquisition Corp III

(NYSE: SPAQ), a role that he has held since May 2021. He holds a M.S. in Finance from the University of Wisconsin-Madison’s Applied Security Analysis Program (ASAP) and a B.B.A. from the University of Iowa Tippie College of Business. We believe Mr. Smith is well qualified to serve as a director due to his extensive experience in the energy, renewable, power and utility sectors across both public and private investments.
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
Non-Employee Directors
Sarah James has served as a member of our Board since October 2021. From November 2021 to December 2023, Ms. James served as Chief Financial Officer for Beard Energy Transition Acquisition Corporation (NYSE: BRD). From March 2020 to July 2021, Ms. James served as Chief Financial Officer for Alussa Energy Acquisition Corporation (NYSE: ALUS). From February 2013 to April 2020, Ms. James served as a vice president of finance and business development at Caelus Energy Alaska, LLC, a private company specializing in oil and gas exploration and production. Ms. James oversaw the company’s business development strategy, debt and equity fundraising and ongoing financial reporting functions. From January 2008 to August 2010, she served as a private equity associate at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. Prior to that, Ms. James served as an analyst at JPMorgan Securities, Inc., in the diversified industrials and natural resources group. Ms. James currently serves on the board of directors of North American Helium Inc. Ms. James holds a Bachelor of Arts degree in Economics and English from Duke University and a Master of Business Administration and Master of Science: School of Earth Sciences from Stanford University. We believe Ms. James’ financial expertise and experience makes her well qualified to serve on our Board.
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
Thomas Doherty has served as a member of our Board since March 2023. Mr. Doherty is a managing partner of Argus Management, a financial advisory company with focuses on business analysis and forecasting, liquidity management and investment banking. Mr. Doherty has been with Argus Management since 1998. During that period, he has led over 200 turnaround efforts as financial advisor or interim CEO, CRO, COO or CFO in businesses ranging from $20 million to $10 billion in revenues. Mr. Doherty has also served as a board member, or advisory board member, of over a dozen companies in the past 25 years. His role on these boards has proved vital to the success of those businesses. Mr. Doherty is a graduate of Suffolk University where he majored in Finance and Banking. He graduated Magna Cum Laude from its school of business management. We believe Mr. Doherty is well qualified to serve as a director due to his extensive experience as an advisor and his previous experience on other company boards.
Indira Agarwal has served as a member of our Board since April 2022. Ms. Agarwal has served as Vice President, Chief Accounting Officer and Controller at HF Sinclair Corporation since May 2020 and Director, Consolidations and SEC Reporting from April 2018 to May 2020. Previously, Ms. Agarwal served as Vice President of North America Accounting at Cardtronics, Inc. (now part of NCR Corporation), the world’s largest ATM owner and operator, from 2013 to April 2018. Additionally, Ms. Agarwal has experience in the energy sector with various accounting and finance positions at Direct Energy (now part of NRG Energy, Inc.). Ms. Agarwal has held roles of increasing responsibilities in retail and telecommunication sectors as well. Ms. Agarwal is a member of the Fellowship of Chartered Certified Accountants, U.K. We believe Ms. Agarwal is well qualified to serve as a director due to her extensive experience in financial reporting, SEC reporting, accounting and the energy sector.

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
•We are exploring using our beneficial ash for carbon capture opportunities, but there is no assurance that we will be able to monetize such opportunities.
•Our inability to qualify for, obtain, monetize or otherwise benefit from Section 45Q tax credits (as defined below) could materially reduce our ability to develop carbon capture and sequestration projects and, as a result, may adversely impact our business, results of operations and financial condition.
•Our management team has limited experience with carbon capture programs and initiatives.
•We are dependent on third-parties, including consultants, contractors and suppliers to develop and advance our carbon capture program and initiatives, and failure to properly manage these relationships, or the failure of these consultants, contractors and suppliers to perform as expected, could have a material adverse effect on our business, prospects or operations.
•Our contemplated carbon capture program is anticipated to be cash flow negative for the foreseeable future as we build out the necessary infrastructure. Such project could comprise a meaningful share of our cash flow
•We are a holding company whose sole material asset is our equity interests in Stronghold LLC; accordingly, we will be dependent upon distributions from Stronghold LLC to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
•We previously identified a material weakness in our internal control over financial reporting and, despite the fact that such weakness has been remedied, we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
•In certain cases, payments under the Tax Receivable Agreement ("TRA") may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

•We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
•We have a limited operating history, with operating losses as we have grown. To date, we have not achieved positive net earnings and we have relied on additional equity and debt financing, in addition to operating cash flow, to fund our operations; if we are unable to raise additional equity and debt financing in the future, our ability to continue to operate as a going concern could be adversely affected.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks were to actually occur, our business, financial condition, and results of operations could be materially and adversely affected. The headings provided in this Item 1A. are for convenience and reference purposes only and shall not affect or limit the extent or interpretation of the risk factors. See –“Risk Factors” immediately following this summary for a more thorough discussion of these and other risks and uncertainties we face.
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
We have undergone a transformation of our business in recent years and began Bitcoin mining in May 2018. We have experienced recurring losses from operations in prior years, and to date, we have not achieved positive net earnings. We have also relied on additional equity and debt financings, in addition to operating cash flow, to fund our operations. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the Bitcoin mining and power generation sectors, including fluctuating Bitcoin to U.S. Dollar prices, the costs of Bitcoin miners, supply chain constraints and other factors that cause delays in miner deliveries, the number of market participants mining Bitcoin, network hash rates, interruptions in the operation of power generation facilities due to wear and tear or other factors and the need for investment in repairs and maintenance, the availability of other power generation facilities to expand operations and regulatory changes. If we are unable to raise additional equity and debt financing in the future, including due to restrictions in our existing contractual agreements, debt documents and covenants related to the maintenance of certain liquidity thresholds and leverage ratios, or if our operating cash flow is insufficient, our ability to continue to operate as a going concern could be adversely affected.
We have a hybrid business model which is highly dependent on the price of Bitcoin. A decline in the price of Bitcoin could result in significant losses.
We have a hybrid business model. We are an independent power generation company that maintains the flexibility to both sell power to PJM, a regional transmission organization that coordinates the movement of wholesale electricity in all or part of 13 states and the District of Columbia, at higher prices and draw on PJM at lower prices. During 2018 and 2019, we began providing Bitcoin mining services to third parties and also began operating our own Bitcoin mining equipment to generate Bitcoin, which we then exchange for U.S. Dollars. Our Bitcoin mining business is in its early stages, and Bitcoin mining economics are volatile and subject to uncertainty. For example, the price of Bitcoin ranged from a low of approximately $16,000 to a high of approximately $48,000 during 2022 and ranged from approximately $17,000 to approximately $45,000 during 2023. Additionally, it is expected that the halving will occur in 2024. If the dollar value of Bitcoin decreases, including relative hash rate, we could incur future losses and these losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. We are closely monitoring our cash balances, cash needs and expense levels, but significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in Bitcoin prices, including relative hash rate, could significantly impact our financial performance. Our mining operations are costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.
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
We operate two coal refuse power generation facilities and crypto asset mining operations in Pennsylvania and are evaluating potential acquisitions of additional power generation facilities in and around Pennsylvania. Future regulations may require us to change our business in order to comply fully with federal and state laws regulating power generation, crypto asset (including Bitcoin) mining, or provision of Bitcoin and crypto asset mining services to third parties. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify or expand aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.
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
Further, as we continue to develop and expand our operations, we may require personnel with different skills and experiences, and specifically those who have a sound understanding of our business and the Bitcoin industry. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.
We are exploring using our beneficial ash to capture carbon, but there is no assurance that we will be able to monetize such opportunities.
We produce beneficial ash, as a byproduct of the combustion process in our two plants. We are exploring opportunities in carbon capture to see if our beneficial ash can capture CO2 from ambient air. We are in the early stages of installing direct air capture pilot units at our Scrubgrass Plant, following prior lab-controlled testing by a third-party. We do not have sufficient data from our pilot unit to determine the amount of CO2 that can be captured. We expect to incur additional costs and expenses with establishing and running our pilot program, and if we ultimately decide to expand the program, such costs and expenses may be material.
We are also exploring opportunities to monetize our carbon capture process, including sales of carbon credits in the private market or applying for certain tax credits. However, our pilot program is in its early stages, and we cannot make any assurances as to how successful the program may be. Additionally, to the extent the program is able to be scaled on a larger basis, we cannot accurately estimate the associated costs, or any capital expenditures or operational expenditures that may be required. Further, sales of carbon credits in the private market may require certain applications and audits, which can take time to complete. There are also other risks associated with the nature of voluntary carbon credits, and there is no assurance as to whether we will be able to obtain favorable pricing for our voluntary CO2 removal. Further, even if we were to be able to monetize any such carbon credits in the private market, there is no assurance that we will be able to do so, either on a timely basis or at dollar-per-ton thresholds sufficient to offset the cost to operate any future carbon capture program, including the potential need for increased employees.
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

Our ability to successfully monetize our carbon capture program may depend on our ability to benefit from certain financial and tax incentives. In particular, on August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which, among other things, expanded opportunities to earn tax credits provided under Section 45Q of the Internal Revenue Code of 1986, as amended (the “Code” and such credits, “Section 45Q tax credits”), which generally provides a tax credit for qualified CO2 that is captured using carbon capture equipment and disposed of in secure geological storage or utilized in a manner that satisfies a series of regulatory requirements. The availability or nature of any additional future guidance with respect to the Section 45Q tax credit, and the potential for any other legislative or regulatory changes, is not fully known and the tax law is subject to change and to regulatory guidance which may be unfavorable for us.

The Company is exploring whether its carbon capture initiatives are eligible to qualify for Section 45Q tax credits. The earliest the Company would be in position to qualify for Section 45Q tax credits is 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. Qualification for Section 45Q tax credits requires satisfaction of the applicable statutory and regulatory requirements, including, for example, that we use carbon capture equipment to capture qualified CO2 and that we physically or contractually ensure the disposal of the qualified CO2 in secure geological storage or, if we pursue the CO2 utilization credit under Section 45Q of the Code, that we utilize the qualified CO2, and that such utilization is characterized and verified by a lifecycle analysis. The amount of Section 45Q tax credits from which we may benefit is dependent upon, among other things, our ability to satisfy certain wage and apprenticeship requirements, which we cannot assure you that we will satisfy. We cannot make any assurances that we will be successful in satisfying such requirements or otherwise qualifying for or obtaining the Section 45Q tax credits currently available or that we will be able to effectively benefit from such tax credits. Certain Section 45Q tax credits are also subject to recapture with respect to any CO2 that ceases to be disposed of in secure geological storage, which recapture is treated as an increase in tax liability for the year in which the recapture occurs. The recapture period for Section 45Q tax credits is limited to a 3-year lookback period preceding the date that sequestered CO2 escapes from its secure geological storage.

Additionally, even if we otherwise qualify for Section 45Q tax credits, our ability to monetize those Section 45Q tax credits is not certain. Either the owner of the carbon capture equipment or the sequester must have the ability to use the Section 45Q tax credit itself, or the owner of the carbon capture equipment must utilize direct pay (which is limited to the first five years of the twelve-year credit period), procure tax equity financing, or transfer the credits to another taxpayer. The accessibility of direct pay, tax equity financing, and the credit transfers market for tax credits provided under the IRA is still developing and is subject to further guidance from the IRS, and there are therefore uncertainties and complexities with respect to our ability to efficiently monetize any Section 45Q tax credits.

The availability of Section 45Q tax credits may expire or be reduced, modified or eliminated as a matter of legislative or regulatory policy. There can be no assurance that Section 45Q tax credits will not be reduced, modified or eliminated in the future. Any such reduction, modification or elimination of Section 45Q tax credits, or our inability to otherwise benefit from Section 45Q tax credits, could materially reduce our ability to develop and monetize our carbon capture program. These and any other changes to government incentives that could impose additional restrictions or favor certain projects over our projects could increase costs, limit our ability to utilize tax benefits, reduce our competitiveness, and/or adversely impact our growth. Any of these factors may adversely impact our business, results of operations and financial condition.
Our management team has limited experience with carbon capture programs and initiatives.
Members of our management team have limited experience with carbon capture programs, initiatives, and the related and required infrastructure to develop such programs or initiatives. Our management team may not successfully or efficiently manage the Company's carbon capture programs or initiatives. These new obligations to potentially develop and manage the Company's carbon capture programs and initiatives will require significant attention from our management team and other employees and could divert their attention away from the day-to-day management of other aspects of our business, which could adversely affect our business and financial performance.
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

We currently rely on third-party consultants, contractors and suppliers to assist with the development of our carbon capture program and initiatives. We have no assurance that business interruptions will not occur as a result of the failure by these or consultants, contractors or suppliers to perform as expected. We cannot ensure that our consultants, contractors or suppliers will continue to perform services to our satisfaction or on commercially reasonable terms. The recent increased demand for carbon capture components and services may limit the supply of components that brokers may source for us. Our consultants, contractors or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. Further, resource constraints or regulatory actions could also impact our ability to obtain and receive components needed to advance our carbon capture program and initiatives. If our consultants, contractors or suppliers are not able to provide the agreed services at the level of quality and quantity we require, we may not be able to replace such consultants, contractors and suppliers in a timely manner. Any delays, interruption or increased costs could have a material adverse effect on our business, prospects or operations.
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
We rely on third-party brokers and direct suppliers to source some of our miners. We have experienced significant delays in the delivery of certain of the miners we have purchased in prior periods, which delays have materially adversely affected us. Refer to Note 11 – Commitments and Contingencies in the notes to our consolidated financial statements for more information regarding the delayed miner deliveries from MinerVa and resulting impairments and litigation that followed.
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
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The carbon capture and sequestration industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in advancing our carbon capture programs and initiatives to remain competitive. Competition from existing and future competitors, including those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan, including with respect to our carbon capture programs and initiatives. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our Class A common stock, which would harm investors in our Company.
We cannot predict the outcome of the legal proceedings with respect to our current and past business activities. An adverse determination could have a material adverse effect on our business, financial condition and results of operations.
We are involved in legal proceedings, claims and litigation arising out of our business operations, including disputes with suppliers of raw materials to our power generation facility, with truckers on whom we rely for the delivery of coal refuse and other raw materials, labor and employment disputes, and other commercial disputes. For example, on May 9, 2022, an arbitration award in the amount of $5,042,350 plus interest computed as of May 15, 2022, in the amount of $793,194 was issued in favor of the claimant, a trucking company, against one of our subsidiaries in a commercial dispute over a trucking contract between the claimant and our subsidiary. In addition, on April 14, 2022, we and certain of our current and former directors, and officers, as well as the underwriters in our initial public offering, were named in a putative class action complaint filed in the United States District Court for the Southern District of New York relating to a drop in our stock price following our disclosure about the delays we have experienced in the delivery of certain miners we have purchased from MinerVa and other operational issues that have adversely affected our results of operations. We and certain of our directors have also been named in derivative suits related to the class action. On November 19, 2021, the Company received from PJM a notice of breach by Scrubgrass of the Interconnection Service Agreement – No. 1795 (the “ISA”) relating to an alleged failure by Scrubgrass to provide advance notice under the ISA of certain modifications made to the Scrubgrass Plant. On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the OE was conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. These regulatory proceedings are ongoing. For more detail regarding these proceedings and other matters, see Note 11— "Commitments And Contingencies” in the notes to our consolidated financial statements. We cannot predict the ultimate outcome of these types of matters before they are resolved, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.
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
We are opportunistically evaluating opportunities to purchase additional miners to replenish our miner fleet but there can be no assurances as to the timing of such sales, if at all, or the availability of miners at opportunistic prices.
As of February 29, 2024, we operate more than 42,000 crypto asset miners with hash rate capacity of approximately 4.1 EH/s, which includes approximately 10,000 Bitcoin miners that we host and do not own. We are opportunistically evaluating opportunities to purchase additional miners. However, we have experienced significant delays in the delivery of certain of the miners we have purchased, including from MinerVa, and there is no assurance that we will not experience additional delays (including delays or seizure of equipment by U.S. Customs and Border Control). Further, our brokers or suppliers may not be able to secure additional miners on our behalf to our satisfaction or on commercially favorable terms, if at all. We also may be unable to upgrade our current fleet of miners to more efficient models. If we are not able to secure additional miners, we may not be able to mine at operational capacity, which could have an adverse effect on our revenue and financial conditions.
Risks Related to Our Indebtedness and Liquidity
We may be unable to raise additional capital needed to grow our business.
We have operated and expect to continue to operate at a loss as we continue to establish our business model and if Bitcoin prices decline. In addition, we expect to need to raise additional capital to fund our working capital requirements, expand our operations, pursue our growth strategies and to respond to competitive pressures. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. Further, the crypto assets industry has been negatively impacted by recent events such as the bankruptcies of Core Scientific, Celsius, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco. In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. In light of conditions impacting our industry, it may be more difficult for us to obtain equity or debt financing in the future.
If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our Class A common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. Additionally, under the December Purchase Agreement (as defined below), we are prohibited from certain equity issuances until 30 days after the December Resale Registration Statement is effective, and there is no guarantee when that will be. This therefore may restrict our ability to obtain additional equity financing.
If we are unable to comply with the covenants or restrictions contained in the Credit Agreement with our senior secured lender, the lender could declare all amounts outstanding under the Credit Agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.
As previously announced, on October 27, 2022, we entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance the equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC (“Stronghold LLC”) and WhiteHawk (the “WhiteHawk Financing Agreement”) effectively terminating the WhiteHawk Financing Agreement. The Credit Agreement consists of $35.1 million in term loans and $23.0 million in additional commitments (such additional commitments, the “Delayed Draw Facility”). Such loans under the Delayed Draw Facility were drawn on the closing date of the Credit Agreement. The Credit Agreement and Delayed Draw Facility together reduce monthly principal payments and added approximately $21 million of cash to our balance sheet following our draw down on the full amount of the Delayed Draw Facility. The full amount of the WhiteHawk Financing Agreement has been drawn as of the date hereof. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments" for more information on the Credit Agreement.
The financing pursuant to the Credit Agreement (such financing, as amended by the First Amendment, Second Amendment and Third Amendment, the “WhiteHawk Refinancing Agreement”) was entered into by Stronghold LLC as Borrower (the “Borrower”) and is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company and each of its material subsidiaries. The WhiteHawk Refinancing Agreement has customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contains customary events of default.
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
A failure to comply with any restrictions or covenants in our debt agreements, or to make payments of interest or principal when due or make other payments we are obligated to make under our debt agreements, could have serious consequences to our financial condition or result in a default under those debt agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt, among other remedies. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements, and we may not be able to restructure or refinance our debt on terms acceptable to us, or at all. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. If we were to seek certain restructuring transactions, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity and on our business, financial performance, and liquidity.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.
As of December 31, 2023, we had principal amount of indebtedness outstanding of approximately $56.5 million. As of February 29, 2024, we had principal amount of indebtedness outstanding of approximately $55.8 million. Our outstanding indebtedness could have important consequences such as:
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
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. Members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, and Hong Kong have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.
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
The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policy prohibits any transactions with such SDN individuals, and while we have internal procedures in place, we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine or the Israeli-Palestinian conflict. For example, on March 2,

2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.
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
Furthermore, the Biden administration has pursued, and may continue to pursue, policy initiatives and regulatory programs that would increase electric power generation from renewable sources such as wind, solar, nuclear and hydro energy in replacement of power from fossil fuel sources, including coal. The Biden administration has also stated a goal to achieve a carbon pollution-free electric power sector by 2035 and to put the United States on a path to a net-zero carbon emissions economy by 2050. See “— Business – Environmental Matters” for more discussion on these matters. Any policy initiatives or directives, either at the federal or state level, limiting our ability to use coal refuse as feedstock at our power generating facilities could adversely impact our operations and potentially reduce the extent of our business, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our operations are subject to a number of risks arising out of the threat of climate change and environmental laws, energy transition policies and initiatives, and regulations relating to emissions and coal residue management, which could result in increased operating and capital costs for us and reduce the extent of our business activities.
The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our operations are subject to regulatory, political, litigation and financial risks associated with the use of fossil fuels, including coal refuse, and emission of GHGs. The Biden administration has already issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Agreement, pursuant to which the administration has announced a goal of halving U.S. GHG emissions by 2030. The EPA also recently proposed new NSPS rules for the regulation of GHGs from coal-fired electric generating units which could materially impact our power generation facilities and require us to incur significant capital expenditures. See “— Business – Environmental Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives pertaining to GHG emissions and climate change, as described in the "Business - Environmental Matters" section, could result in the imposition of more stringent standards, and could result in increased compliance costs or costs of operations. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling the extent of our business activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternative energy sources (such as Pennsylvania’s Tier I Alternative Energy Sources, including solar photovoltaic energy, wind power, and low-impact hydropower) that do not generally have the adverse environmental impact or regulatory scrutiny associated with the combustion of coal or other fossil fuels could also reduce demand for coal refuse power generation facility activities. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, crypto asset mining has become subject to increased scrutiny regarding its energy consumption and impact on global emissions. For example, in September 2022, the Biden Administration released its Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. Separately, a group of U.S. Senators have proposed legislation requiring emissions and energy use reporting, written letters to federal agencies, including the EPA and Department of Energy, urging those agencies to adopt similar reporting requirements and further investigate crypto asset mining operations, and have solicited emissions and energy use data directly from crypto asset mining companies. On February 1, 2024, we received a letter from the Department of Energy noting that we have been selected as a respondent by the EIA and are required to submit Form EIA-862 including data on our energy usage as a commercial cryptocurrency mining facility. While this data submission requirement is temporarily paused in connection with ongoing related litigation filed against the EIA by a group of Texas-based cryptocurrency miners, this and other investigative inquiries cause us to incur costs and could lead to further regulatory initiatives.
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
The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions and wastewater discharges from electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. See the “— Business -- Environmental Matters” section for additional discussion of these regulations. Such regulations may require significant capital expenditures for additional pollution control or treatment equipment, or result in higher operating and fuel costs and production curtailments. These costs and expenditures could have a material adverse effect on us.
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

Our future results may be impacted by changing customer and stakeholder expectations and demands including heightened emphasis on environmental, social and governance(“ESG”) concerns.

Our business outcomes are influenced by the expectations of our customers and stakeholders. Those expectations are based on the core fundamentals of reliability and affordability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services and offerings. Additionally, the risks of global climate change and the energy transition continue to shape our customers’ and stakeholders’ sustainability goals and energy needs. We also may suffer reputational harms, receive increased investigative scrutiny, or be subject to private litigation or activist campaigns resulting from regulatory, activist, or community perceptions, whether valid or not, regarding the impact of crypto asset mining on global energy consumption and GHG emissions. Failure to meet stakeholder expectations or to adequately address the risks and external pressures from regulators, investors and other stakeholders may impact favorable outcomes in future rate cases, our ability to raise capital and our results of operations.
Additionally, while we believe our operations provide certain environmental benefits related to the reclamation of coal refuse piles and reuse of historical coal mining wastes, certain stakeholders may disagree as to the extent of those benefits. The use of coal as a fuel source continues to generate increasing scrutiny from environmental groups, regulators, and policy-makers. Any initiatives designed to restrict or phase-out the use of coal as a fuel in response to climate change or energy transition concerns may increase our operating costs, reduce demand for the power we produce, and restrict our ability to acquire supplies of coal refuse, thus adversely impacting our financial performance. We may receive pressure to commit to additional environmental mitigation measures or voluntary environmental targets. While we may elect to seek out various voluntary environmental or sustainability targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer which would have a material adverse effect on our business, financial condition and results of operations.
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
Geopolitical crises may motivate large-scale purchases of Bitcoin and other crypto assets, which could increase the price of Bitcoin and other crypto assets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or the Israeli-Palestinian conflict, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
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
On March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. Because we are unable to influence or predict future regulatory actions taken by governments in China, the United States, or elsewhere, we may have little opportunity or ability to respond to rapidly evolving regulatory positions which may have a materially adverse effect on our industry and, therefore, our business and results of operations. On November 23, 2022, the governor of New York signed into law a two year moratorium on new or renewed permits for certain electricity-generating facilities that use fossil fuel and provide energy for proof-of-work digital asset mining operations. While this action does not directly impact our current operations, as our power generation plans are exclusively located in Pennsylvania, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the United States, potentially including jurisdictions in which we now operate or may in the future operate. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding crypto assets, and similar action in a jurisdiction in which we operate or in general could have a devastating effect on our operations. If further regulation follows, it is possible that the Bitcoin mining industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment. We are not currently aware of any legislation in Pennsylvania being a near-term possibility If further regulatory action is taken by various governmental entities, our business may suffer and investors in our securities may lose part or all of their investment.
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
Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of crypto assets over a long period of time resulting in an ever smaller number of coins being mined, reducing the risk of coin-based inflation. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012, at block 210,000, then again to 12.5 on July 9, 2016, at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020, at block 630,000 and the reward reduced to 6.25. The next halving will likely occur in April of 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected to occur around the year 2140. While the price of Bitcoin has had a history of fluctuating around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading price of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

Acceptance and/or widespread use of Bitcoin and other crypto assets is uncertain.
Currently, there is a relatively limited use of any crypto assets, with Bitcoin being the most utilized, in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our Class A common stock. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions, process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from either the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low.
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
As of December 31, 2023, the largest 111 and 2,103 Bitcoin wallets held approximately 15% and 44%, respectively, of the Bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Similar or more concentrated levels of concentrated ownership may exist for other crypto assets as well. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Bitcoin and other crypto assets.
Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin.
We compete with other users and/or companies that are mining Bitcoin and other potential financial vehicles, including securities backed by or linked to Bitcoin through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin (or
Bitcoin linked exchange-traded funds) directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.
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
The global market for Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which Bitcoin is mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in Bitcoin or tracking Bitcoin markets form, such as Bitcoin linked exchange-traded funds, and come to represent a significant proportion of the demand for Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could negatively affect Bitcoin prices and therefore affect the value of the Bitcoin inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the staff of the SEC’s Division of Corporation Finance
Office of Crypto Assets (the “Staff”) during fiscal year 2023 related to the accounting of our Bitcoin-related operations, among other things. See “Item 1B—, Unresolved Staff Comments.” A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition. As such, there remains significant uncertainty on how companies can account for crypto asset transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards, particularly as they relate to the Company, the financial accounting of our Bitcoin-related operations, and the SEC comments we have received in respect of such matters, could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition. Recent additional FASB and additional guidance may also impact our business, including our accounting policies and procedures. In addition, receipt of SEC comments as a result of the limited precedent set for financial accounting of digital assets may impact or delay our ability to register certain securities and our ability to access capital markets needed to fund our ongoing growth and operations.
Since there has been limited precedent set for financial accounting of digital assets, including Bitcoin, it is unclear how we will be required to account for transactions involving digital assets.
Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC for Bitcoin miners, it is unclear how Bitcoin miners may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our Bitcoin-related operations, could result in changes in our accounting and the necessity to restate our financial statements. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the Staff during fiscal year 2023 related to the accounting of our Bitcoin-related operations. See Item 1B, Unresolved Staff Comments for more details. Such continued uncertainty with regard to financial accounting matters, particularly as they relate to the Company, the financial accounting of our bitcoin-related operations and the SEC comments we have received in respect of such matters, could negatively impact our business, prospects, financial condition and results of operations and our ability to raise capital. In addition, receipt of SEC comments may impact or delay our ability to register certain securities and our ability to access capital markets needed to fund our ongoing growth and operations.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to Bitcoin hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.
Our mining operations can only be successful and ultimately profitable if the costs of mining Bitcoin, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of a Bitcoin. The anticipated halving in April of 2024 may impact our economics. As our mining facility operates, our miners experience ordinary wear and tear and general hardware breakdown, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The physical degradation of our miners will require us to, over time, replace those miners which are no longer functional. Furthermore, a small number of miners delivered to date have not performed at the levels we initially anticipated; these and any future unanticipated performance issues could negatively affect our operating results. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. Reports have been released which indicate that players in the mining equipment business adjust the prices of miners according to Bitcoin mining revenues, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis. Also, because we expect to depreciate all new miners, our reported operating results will be negatively affected.
The global supply chain for Bitcoin miners has previously been constrained due to unprecedented demand coupled with a global semiconductor (including microchip) shortage and further exacerbated due to the COVID-19 pandemic, with a significant portion of available miners being acquired by companies with substantial resources. Semiconductors are utilized in various devices and products and are a crucial component of miners; supply chain constraints coupled with increasing demand has led to increased pricing and limited availability for semiconductors. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of Bitcoin miners, has seen a production slowdown as a result of COVID-19. One of our suppliers, MinerVa, was unable to meet its original delivery schedule of 15,000 miners under an agreement entered into in April 2021 that provided for the delivery of such miners by December 31, 2021, due to supply chain, manufacturing and other issues. In December 2021, we extended the delivery date of the remaining approximately 14,000 miners to April 2022. In March 2022, MinerVa was again unable to meet its delivery date and has only delivered approximately 3,200 of the originally scheduled 15,000 miners. To date, we have received 12,700 miners from MinerVa. We do not expect to receive any additional miners from MinerVa. Should continued disruptions to the global supply chain for Bitcoin hardware occur, we may not be able to obtain adequate replacement parts for our existing miners or to obtain additional miners on a timely basis, if at all, or we may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our ability to pursue our strategy, which could have a material adverse effect on our business and the value of our securities.
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
The market price of Bitcoin has historically and recently been volatile. While we have the ability to sell power and are not wholly reliant on the crypto asset space, our operating results do depend on the market price of Bitcoin. The market price of Bitcoin is impacted by a variety of factors (including those discussed herein), and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities. Approximately 26% of our generated power was supplied to customers under hosting arrangements in 2023. Should Bitcoin price become depressed, it could lead to less demand for our hosting services. While we believe we could instead divert such power and sell back to the grid, there is no guarantee that we will be able to recover the same amount of revenue as we would have expected under any hosting arrangements. Further, volatility in crypto asset pricing could lead to other impacts such as increased risks of legal proceedings or governmental scrutiny of us and our affiliates, customers, suppliers, and partners, either in the United States or in other jurisdictions. Continued fluctuations and volatility in the crypto asset industry could adversely affect an investment in our securities.
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
As with any computer code generally, flaws in crypto asset codes, including Bitcoin codes, may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitation of flaws in the source code that allow malicious actors to take or create money have previously occurred. Additionally, as artificial intelligence (“AI”) capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Despite our efforts and processes to prevent breaches, our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. As technological change occurs, the security threats to our cryptocurrencies will likely change and previously unknown threats may emerge. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.
If the Bitcoin reward for solving blocks and transaction fees, is not sufficiently high, we may not have an adequate incentive to continue mining and may cease mining operations, which will likely lead to our failure to achieve profitability.
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
Further, digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. Throughout 2022 and 2023, a number of companies in the crypto industry have declared bankruptcy, including Core Scientific, Celsius, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco. In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity.
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
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted by recent market events. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and at multiple points every week through Anchorage. If Anchorage were to limit or halt services, we would need to find another custodian. While we have not been directly impacted by any of the recent bankruptcies in the crypto asset space as we had no contractual privity or relationship to the relevant parties, we are dependent on the overall industry perception tied to these recent bankruptcy events, and this is reflected in our and our peers stock price as well as the price of Bitcoin. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space, such as the recent bankruptcy filings by Core Scientific, Celsius, Voyager Digital, Three Arrows Capital, BlockFi, FTX, and Genesis Holdco, or by potential liquidity or insolvency issues of our service providers and other counterparties. We continue to monitor the digital assets industry as a whole, although these events are continuing to develop and it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, including custodians and wallets, our counterparties, and the broader industry as a whole. At this time, Anchorage is the only custodian we use to store our digital assets, but we also intend to use Coinbase Custody Trust Company, LLC going forward in order to increase flexibility. In the past, we have used other custodians and may do so again in the future, subject to diligence on the security of any such custodian.
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
Our current power generation facility and plants that we may acquire in the future require periodic maintenance and repair. During the course of 2023, we experienced higher-than-anticipated maintenance costs related to each of the Scrubgrass Plant and Panther Creek Plant, and we may continue to experience unexpected expenses at these plants or our other facilities in the future. These or any other such expected or unexpected plant expenses or failures, including failures associated with breakdowns, forced outages or any unanticipated capital expenditures, could have an adverse impact on our financial conditions.
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
Our profitability depends, in part, on the continued availability of state renewable energy tax credits offered by the Commonwealth of Pennsylvania through programs such as the one established under The Alternative Energy Portfolio Standards Act of 2004 or the Coal Refuse Energy and Reclamation Tax Credit Program established by Act 84 of July 13, 2016. These tax credit programs could be changed or eliminated as a result of state budget considerations or otherwise. Reduction or elimination of such credits could materially and adversely harm our business, financial condition, results of operations and future development efforts.
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
We rely on third-party carriers for delivery of the coal refuse used at our plant. The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, sanctions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to deliver coal refuse to our facility, any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.
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

U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us or Stronghold LLC, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include the Biden Administration’s budget proposal, released on March 9, 2023, which includes (i) an increase in the U.S. federal income tax rate applicable to corporations from 21% to 28%, (ii) an increase in the excise tax on stock repurchases, originally enacted as part of the IRA, from 1% to 4%, (iii) the imposition of an excise tax of up to 30 percent of the costs of electricity used in digital asset mining, and (iv) the imposition of information reporting requirements with respect to digital assets and digital asset brokers. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our or Stronghold LLC’s business and future profitability.

Further, the Infrastructure Investment and Jobs Act (the “IIJA”), enacted November 15, 2021, contains, among other things, an expanded definition of the term “broker” for certain tax and information reporting obligations that could require cryptocurrency miners, including us, to provide to the IRS information relating to cryptocurrency transactions, and in August 2023, the U.S. Treasury Department and the IRS released proposed regulations under the IIJA. If the new rules under the IIJA are applicable to us, whether under the proposed Treasury Regulations, any future final Treasury Regulations or other administrative guidance, we may be required us to invest substantially in new compliance measures, which could adversely affect our financial position, and if we are not able to obtain any information required to be reported, such compliance may be difficult or potentially impossible.

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
Additionally, we and Stronghold LLC may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our and Stronghold LLC’s after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to our existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our or Stronghold LLC’s after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our or Stronghold LLC’s intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we or Stronghold LLC, as applicable, do not prevail in any such disagreements, our profitability may be adversely affected.
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
As of December 31, 2023, we have U.S. federal and state NOL carryforwards of approximately $90.3 million and $76.1 million, respectively. NOL carryforwards are subject to various limitations under the U.S. federal and state income tax laws, including upon the occurrence of certain events and, in some cases, may be subject to expiration. Section 382 of the Code ("Section 382") generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock have a cumulative change in their ownership of more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company determined that it underwent an ownership change for purposes of Section 382 as of December 31, 2022, and the Company may undergo additional ownership changes in the future. Although any unused annual limitation may be carried over to later years, the limitation could result in a portion of the Company’s NOL carryforwards expiring prior to their utilization. We expect that one or more of such limitations will apply to reduce our ability to utilize our NOL carryforwards to reduce income or gain we generate in the future. As a result, our future income tax expense may be increased, which could adversely affect our operating results and cash flows.

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
We entered into a TRA on April 1, 2021, with Q Power and an agent named by Q Power. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. This agreement generally provides for the payment by us to the TRA Holders(or their permitted assignees) of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of the acquisition of Stronghold LLC Units pursuant to an exercise of the Redemption Right (as defined herein) or the Call Right (as defined under the TRA) and payments under the TRA, and certain benefits attributable to imputed interest. We will retain the remaining net cash savings, if any.
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
If we experience a change of control (as defined under the TRA, including certain mergers, asset sales and other forms of business combinations), or the TRA terminates early (at our election or as a result of our breach), we would be required to make an immediate payment equal to the present value of the future payments we would be required to make if we realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to the twelve-month Secured Overnight Finance Rate (“SOFR”) plus 171.513 basis points), and using numerous assumptions to determine deemed tax savings) and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc. The calculation of such future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) that we have sufficient taxable income on a current basis to fully utilize the tax benefits covered by the TRA, and (ii) that any Stronghold LLC Units (other than those held by us) outstanding on the termination date or change of control date, as applicable, are deemed to be redeemed on such date. Any early termination payment may be made significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the early termination payment relates.
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
Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations – Tax Receivable Agreement" herein.
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
If Stronghold LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and Stronghold LLC. In such case, we might not be able to realize tax benefits covered under the TRA, and we would not be able to recover any payments we previously made under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Stronghold LLC’s assets) were subsequently determined to have been unavailable.
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

We previously identified a material weakness in our internal control over financial reporting and, despite the fact that such weakness has been remedied, we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. For example, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We are in the process of designing, implementing, and testing internal control over financial reporting required to comply with this obligation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We have in the past identified, and may in the future identify, a material weakness in our internal control over financial reporting.
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
Our second amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our second amended and restated certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include:
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
•providing that, any action required or permitted to be taken by our stockholders must be taken at a duly held annual or special meeting of stockholders and may not be taken by any consent in writing in lieu of a meeting of such stockholders, subject to the rights of holders of any series of preferred stock with respect to such series of preferred stock ;
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

On May 15, 2023, we effected a 1-for-10 reverse stock split of the shares of the Company’s Class A common stock and the Company’s Class V common stock and regained compliance with the minimum bid price requirement thereafter (the “Reverse Stock Split”).
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
•our ability to monetize our carbon capture process;
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
As of February 29, 2024, the outstanding shares of our Series C preferred stock were convertible into an aggregate of 1,497,500 shares of Class A common stock, and no shares of Series D preferred stock remain outstanding. Also, as of that date, we had warrants (including pre-funded warrants) outstanding that were exercisable for an aggregate of 5,277,985 shares. We have also issued equity awards pursuant to our Initial LTIP that may be convertible or exercisable for Class A common stock. Such shares of Class A common stock issuable upon conversion or exercise of these securities is substantial, and if exercised or converted, will dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion or exercise could also adversely affect the market prices of our Class A common stock.

Item 1B. Unresolved Staff Comments
The Company received comments from the Staff during fiscal year 2023, and while the Company has worked with the Staff to address these comments, some remain unresolved:

•Revenue recognition. The Staff commented on the Company’s revenue recognition policy in its capacity as a pool participant, including with respect to requesting additional information regarding its participation in mining pools, the payout methodology utilized by such pools, and the contract terms with such operators. The Staff further commented on the Company’s accounting convention to recognize noncash (Bitcoin) revenue using fair value on the day of receipt versus contract inception. In response to the Staff’s comments, the Company has revised Note 1 – Basis of Presentation and Significant Accounting Policies in the notes to our consolidated financial statements to, among other things, include additional disclosure regarding its mining pool participation, its contract terms with such pool operators, its performance obligation under such contracts, and the mining pool payout methodology, including FPPS, and the valuation of noncash consideration. The Company also evaluated, and provided its analysis for, the difference between its current accounting convention regarding the recognition of noncash (Bitcoin) revenue and fair value at contract inception and determined that any differences in revenue were not material for the stated periods.

•Hosting arrangements. The Staff requested additional information regarding the terms of the Company’s hosting agreements and an analysis as to whether such agreements constitute a lease. The Staff also requested additional information regarding revenue recognition for such hosting arrangements. In response to the Staff’s comments, the Company provided additional requested information regarding the terms of its hosting agreements and its analysis as to why such agreements do not constitute leases under ASC 842. The Company has also revised Note 1 – Basis of Presentation and Significant Accounting Policies in the notes to our consolidated financial statements to, among other things, include additional disclosure regarding its revenue recognition policy for its hosting agreements and to provide additional details regarding its hosting agreements.

•Non-GAAP measures. The Staff commented on the Company’s presentation of Adjusted EBITDA, including the adjustments for impairments on digital currencies and the realized gain on sale of digital currencies. The Company provided an analysis regarding its adjustments for such impairments and realized gains and advised the Staff that it intends to adopt the FASB Accounting Standard Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), that was issued on December 13, 2023.

•Accounting policy for classifying digital assets. The Staff commented to request that the Company clarify its policy regarding current asset classification. In response to the Staff’s comment, the Company has revised Note 1 – Basis of Presentation and Significant Accounting Policies in the notes to our consolidated financial statements to disclose that, among other things, it classifies digital currencies as current assets because it expects to realize the cash flows associated with such assets within a year.

•Impairment of Bitcoin. The Staff commented on the Company’s policy regarding impairment for indefinite-lived digital currency assets. In response to the Staff’s comment, the Company has revised Note 1 – Basis of Presentation and Significant Accounting Policies in the notes to our consolidated financial statements to disclose that, among other things, the Company exercises its unconditional option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period when the market price is below the carrying value and proceed directly to performing the quantitative impairment test.

Item 1C. Cybersecurity
We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Accordingly, in adopting our risk assessment program, we seek to address these risks by implementing and maintaining processes, and technologies designed to prevent, detect, and mitigate incidents that could pose cybersecurity risk. Our risk assessment program is part of the Company’s previously approved overall risk management policy included in the operational risks and internal processes that are evaluated regularly by our third-party Information Technology provider.
We are committed to safeguarding our systems and data. We utilize third-party support and providers to conduct risk assessments to evaluate the effectiveness of our systems and processes in addressing threats and to identify opportunities for enhancements. Additionally, we monitor emerging laws, industry standards and regulations related to information security and data protection. Although we have not experienced any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition to date, we cannot provide any assurance that there will not be incidents or threats in the future that may materially affect us, including our business strategy, results of operations, or financial condition.
Pursuant to our risk management policy, responsibility for implementation of the our risk management policy resides with the Chief Financial Officer. The Audit Committee receives an update on the Company’s risk management process, risk trends and any incidents at least annually from the management team. In the event of any incident, the Company expects to notify the Audit Committee immediately, or as soon as possible.
Our cybersecurity policies, standards, processes and practices are regularly assessed by our third-party Information Technology provider. These assessments include a variety of activities including information security assessments and independent reviews of our information security control environment and operating effectiveness. Through our third-party Information Technology provider, we have cybersecurity related policies including an incident response plan. We utilize managed detection and response systems, endpoint protection, content filtering aimed at blocking malware and software to eliminate phishing, malware and fraud. We also utilize two-factor authentication and have business disaster recovery and backup storage systems in place. The Company and its third party consultants conduct cybersecurity training and testing programs on a regular basis.

Item 2. Properties
The following table provides certain summary information about the principal facilities owned or leased by the Company as of December 31, 2023. Our corporate headquarters, which we lease, is located at 595 Madison Avenue, 28th Floor, New York NY, 10022. The Company believes that its facilities and equipment are generally in good condition and that, together with scheduled capital improvements, they are adequate for its present and immediately projected needs.

Location	Primary Use	Segment(s)	Approximate Size
Nesquehoning, PA	Power Generation and Cryptocurrency Mining	All	33 acres
Kennerdell, PA	Power Generation and Cryptocurrency Mining	All	650 acres

New York, NY	Office	All	3,000 Sq. Ft.
Pittsburgh, PA	Office	All	7,000 Sq. Ft.
New Castle, PA	Storage	Cryptocurrency Operations	52,602 Sq. Ft.

Item 3. Legal Proceedings
The Company experiences litigation in the normal course of business. Management is of the belief that none of this routine litigation will have a material adverse effect on the Company’s financial position or results of operations. For more information, please refer to Note 11 – Commitments And Contingencies in the notes to our consolidated financial statements.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Class A common stock of the Company is listed on the Nasdaq Global Market under the symbol “SDIG.” As of February 29, 2024, there were 12,645,479 shares of Class A common stock outstanding and 2,405,760 shares of Class V common stock outstanding. There is no market for our Class V common stock. Each share of Class V common stock has no economic rights but entitles its holders to one vote per share of Class V common stock on all matters to be voted on by the shareholders generally.
Holders of Record
As of February 29, 2024, there were 26 stockholders of record of our Class A common stock and one stockholder of record of our Class V common stock. In the case of our Class A common stock, the actual number of holders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. The number of holders of record of Class A common stock also does not include stockholders whose shares may be held in trust by other entities.
Dividends
The Company has never paid quarterly dividends to shareholders and has no present intention to do so. Additionally, the
WhiteHawk Refinancing Agreement has customary representations, warranties and covenants that include restrictions on the Company’s ability to pay dividends.
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

We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately over $28 per megawatt hour (“MWh”) and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM Interconnection Merchant Market ("PJM") grid pursuant to our Electricity Sales and Purchase Agreements (collectively, the “ESPAs”) at each of our Plants with Champion Energy Services LLC (“Champion”) to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors. We intend to leverage these competitive advantages to continue to grow our business through the opportunistic acquisition of additional power generating assets and miners.
Carbon Capture Initiative
On November 10, 2023, the Company launched the first phase of its carbon capture project with the deployment of the first unit of carbon capture technology at the Scrubgrass Plant. The design and process follow four months of third-party laboratory tests, utilizing a variety of testing methodologies. The Company's beneficial use ash naturally contains reactive calcium oxide as a result of including limestone in the fuel mix to reduce sulfur dioxide emissions, given the high sulfur content in mining waste. Calcium oxide can, under the right conditions, bond with carbon dioxide to form calcium carbonate, effectively absorbing carbon dioxide out of ambient air and permanently storing it in a geologically stable solid. Lab results have demonstrated that the Company's beneficial use ash can potentially capture carbon dioxide at a capacity of approximately 14% by weight of starting ash, and subsequent field tests confirmed. The Company expects that development of the project will continue to be iterative, as the Company works to optimize processes around ash movement, composition, rate of capture, time to capture and cost, among other variables. Actual carbon dioxide absorption rates, and timing thereof, may vary, including by site across the Scrubgrass Plant and Panther Creek Plant, type of ash between fly and bottom ash, arrangement of ash in the field, and weather conditions, among other variables. The cost of equipment for the first Karbolith was approximately $70,000, and the cost of the second Karbolith was approximately $33,000, down over 50% compared to the first one. The Company continues to believe that the scaled project will cost approximately $50 to 125 per annual ton of carbon dioxide capture capacity, assuming the laboratory results are validated. Assumptions included in the estimated $50 to 125 per annual ton of carbon dioxide capture capacity include but are not limited to (i) expected costs of equipment, taking into account the cost of the equipment used to construct the first unit at the Scrubgrass Plant, (ii) incremental labor costs related to the construction of the project, and (iii) the expected deployment of a combined 100 to 150 carbon capture units across the Scrubgrass Plant and Panther Creek Plant.
The Company's Scrubgrass Plant and Panther Creek Plant produce approximately 800,000 to 900,000 combined tons of beneficial use ash per year at baseload capacity utilization. Extrapolating the potential 14% carbon dioxide capture capacity from the Scrubgrass Plant's ash lab tests would imply potential to capture approximately 115,000 tons of carbon dioxide per year. The Company intends to monetize any credits generated from its carbon capture initiatives in private markets, which may be possible as early as 2024, although the Company expects such monetization in the private markets to begin in earnest in 2025. In February 2024, the carbon capture initiative at the Scrubgrass Plant was registered on the Puro Carbon Registry, and we expect to begin the audit process with the registry in the near future. The Company is also exploring whether its carbon capture initiatives are eligible to qualify for tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”). The earliest the Company would be in position to qualify for Section 45Q tax credits is 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. See Item 1A "Risk Factors - Risks Related to Our Business" for risks associated with the Company's carbon capture initiative and Section 45Q tax credits.
Bitcoin Mining
As of February 29, 2024, we own or host more than 44,000 Bitcoin miners with hash rate capacity exceeding 4.4 EH/s, of which 4.1 EH/s is currently in operation. Based on the capacity of our data centers, which have more than 40,000 energized slots, we actively operate approximately 30,000 wholly owned Bitcoin miners, with hash rate capacity of nearly 3.1 EH/s, and host more than 10,000 Bitcoin miners, with hash rate capacity exceeding 1.0 EH/s. We have determined that we have the opportunity to increase our hash rate capacity to support over 7 EH/s of hash rate through upgrading our current miner fleet, although we are opportunistically evaluating potential options to accomplish this, if at all. As of February 29, 2024, we do not have any outstanding orders where the receipt of Bitcoin miners is expected.
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

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including, but not limited to, Core Scientific, Celsius Network LLC ("Celsius"), Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd. ("FTX"), and Genesis Holdco. Such bankruptcies have contributed, at least in part, to the volatility in the price of our shares as well as the price of Bitcoin, and some loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”) or trading activities conducted with Genesis Global Trading, Inc. (“Genesis Trading”), an entity regulated by the New York Department of Financial Services and the SEC, or Coinbase Inc., both of which we engage or have engaged in the past in the trading of our mined Bitcoin. The hosting agreement with Foundry is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement with Foundry which, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit-sharing components. The bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry and Genesis Trading, has not materially impacted the original or currently existing hosting arrangement, nor has it impacted trading activities with Genesis Trading. Additionally, we have had no direct exposure to Celsius, First Republic Bank, FTX, Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and generally at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “Risk Factors—Crypto Asset Mining Related Risks—Our crypto assets may be subject to loss, damage, theft or restriction on access" for additional information.
Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $17,000 in January 2023 to over $44,000 in December 2023. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Since then, Bitcoin has recovered to over $68,000. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record impairment of the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future impairment of the value of the Bitcoin we mine and hold for our account would be reported in our consolidated financial statements and results of operations as charges against net income, which could have a material adverse effect on the market price for our securities.

Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $1 trillion as of February 23, 2024, nearly three times that of Ethereum at $358 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 968 million transactions through February 23, 2024. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to a seven-day average of 562 EH/s as of February 23, 2024, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $51,000 as of February 23, 2024. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on February 23, 2024, was 81.7 trillion, and it has ranged from one to 81.7 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through February 23, 2024, approximately 19.6 million Bitcoin have been mined, leaving approximately 1.4 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. Whereas today the reward for adding a block to the blockchain is currently 6.25 Bitcoin, it is estimated that in April 2024, the award per block will be reduced to 3.125 Bitcoin. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.081 on February 23, 2024, compared to the 2024 average year-to-date hash price of $0.083, and compared to the five-year, one year, 2023, and 2022 average hash prices of $0.167, $0.076, $0.074, and $0.124, respectively. The five-year high price was May 5, 2018, when hash price was at $0.62. The five-year low hash price was November 21, 2022, ten days after the bankruptcy filing of FTX Trading Ltd. and certain of its subsidiaries, when hash price reached $0.056. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is currently between $0.045 to $0.08, which assumes variable operating expenses of $60 to $70 per MWh, annual fixed operating expenses of $1 to $5 per TH/s, and average network efficiency of 30 to 40 J/TH.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. During 2022, average transaction fees were 1.6% of block subsidies, and, during the first quarter of 2023, transaction fees were 2.3%. In April 2023, transaction fees and volume rose sharply on the Bitcoin network, and transaction fees averaged 8.2% from April 1, 2023, to June 30, 2023. During the third and fourth quarters of 2023, transaction fees averaged 2.8% and 14.6%, respectively, with the latter representing the highest quarterly average since Bitcoin was founded. Transaction fees have remained elevated during 2024, with an 8.9% year-to-date average through February 23, 2024. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.
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
Panther Creek Outage
In November 2023, the Panther Creek Plant experienced unexpected ash silo flow issues. As a result, the Company operated the Panther Creek Plant at a lower output while the plant worked to remedy the issue. From November 20, 2023, through December 7, 2023, the Panther Creek Plant operated at approximately 60% net capacity factor while importing the remaining electricity necessary to fulfill its data center needs. The Company’s data center operations were unaffected during that period.
On December 8, 2023, the Company elected to shut off the plant for what was expected to be a short-term, unplanned outage to fully fix the ash silo. The repairs were not completed until December 21, 2023, resulting in the Panther Creek Plant importing electricity between December 8, 2023, and December 21, 2023. Between December 12, 2023, and December 20, 2023, the Panther Creek data center was unexpectedly required to curtail load to between 10 MW and 50 MW due to PJM system reliability issues and a transmission line outage.
In total, the Company incurred fuel costs and operations and maintenance expenses of approximately $1.5 million beyond the scope of normal and expected operations. The Panther Creek Plant resumed operations on December 21, 2023, and the Panther Creek data center resumed operating without limitations shortly thereafter.

Recent Developments
Champion Electricity Sales and Purchase Agreements and Transaction Addendums
On February 29, 2024, each of the Company's wholly owned subsidiaries, Scrubgrass and Panther Creek entered into the ESPAs and Transaction Addendums (collectively, the “Addendums”) with Champion. Pursuant to the ESPAs and Addendums, Champion will provide retail electricity to Scrubgrass and Panther Creek at a competitive contract price that includes wholesale real-time power prices, ancillary and delivery services charges, and applicable taxes. To effectuate the Addendums, Scrubgrass and Panther Creek each delivered to Champion a deposit in the amount of $425,000 on March 4, 2024. The Addendums are in existence through March of 2027, subject to the terms and conditions stated in the ESPAs and Addendums. The Company independently estimates the cost of power under the ESPAs will be approximately $10-12/MWh, including all ancillary charges and taxes, plus the cost of wholesale power, assuming prices range from $10-40/MWh.
2023 Developments
Amendments to the WhiteHawk Credit Agreement
On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance an existing equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk (the “WhiteHawk Financing Agreement”). Upon closing, the Credit Agreement consisted of approximately $35.1 million in term loans and approximately $23.0 million in additional commitments.
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
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. On March 28, 2023, the Second Amendment to Credit Agreement (the “Second Amendment”) was executed, pursuant to which, among other things, the terms Permitted Indebtedness, Subordinated Indebtedness and Material Contracts were amended to include and account for the B&M documents and the Company’s obligations thereunder.
On February 15, 2024, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered a Third Amendment to Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other items, (i) the Company was permitted to purchase the December 2023 Purchase Miners (as defined under the Third Amendment), so long as the December 2023 Purchase Miners were purchased from cash proceeds of the December 2023 Equity Raise (as defined under the Third Amendment) and such December 2023 Purchase Miners are collateral, (ii) WhiteHawk Capital waived certain prepayment requirements of the Credit Agreement with respect to cash proceeds of the December 2023 Equity Raise, subject to WhiteHawk Capital's receipt of $3,230,523, which amount represents amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 30, 2024, (iii) two (2) 115kV to 13.8kV – 30/40/50 MVA transformers and two (2) 145kV SF6 breakers previously purchased by the Company were added to the defined term Permitted Disposition; and (iv) the Company’s minimum liquidity requirement was amended to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000.
Termination of Olympus Omnibus Services Agreement
On November 2, 2021, Stronghold LLC and Olympus Stronghold Services, LLC (“Olympus Services”) entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”), whereby Olympus Services was to provide certain operations, personnel and maintenance services to the Company and its affiliates. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.
December 2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement (the "December Purchase Agreement") with an institutional investor for the purchase and sale of shares of Class A common stock at a purchase price of $6.71 per share, and warrants to purchase shares of Class A common stock (the "December Warrants"), at an initial exercise price of $7.00 per share (the “ December 2023 Private Placement”). Pursuant to the December Purchase Agreement, the institutional investor invested $15.4 million in exchange for an aggregate of 2,300,000 shares of Class A common stock and pre-funded warrants (the "December Pre-funded Warrants") at a price of $6.71 per share equivalent. Further, the institutional investor received warrants exercisable for 2,300,000 shares of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The December Warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the December 2023 Private Placement, before deducting offering expenses, was approximately $15.4 million. The December 2023 Private Placement closed on December 21, 2023.
In connection with the December Private Placement, the Company entered into a Registration Rights Agreement with the institutional investor (the “December Registration Rights Agreement”) whereby it agreed, among other things, to file a resale registration statement (the “December Resale Registration Statement”) with the Commission covering all shares of Common Stock sold to the institutional investor and the shares of Common Stock issuable upon exercise of the December

Warrants and the December Pre-funded Warrants purchased by the institutional investor, and to cause the December Resale Registration Statement to become effective within the timeframes specified in the December Registration Rights Agreement; failure to do so will result in certain penalties specified in the December Registration Rights Agreement. Additionally, the Company will be prohibited from certain equity issuances until 30 days after the December Resale Registration Statement is effective.
Series C Convertible Preferred Stock and Series D Convertible Preferred Stock
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
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. As of December 31, 2023, 5,990 shares of the Series C Preferred Stock remain outstanding following the Series D Exchange Agreement described below.
On November 13, 2023, the Company consummated a transaction (the “Series D Exchange Transaction”) pursuant to an exchange agreement, dated November 13, 2023 (the “Series D Exchange Agreement”) with Adage Capital Partners, LP (the “Holder”) whereby the Company issued to the Holder an aggregate of 15,582 shares of a newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. The Series D Preferred Stock contains substantially similar terms as the Series C Preferred Stock except with respect to a higher conversion price. The Series D Exchange Agreement contains representations, warranties, covenants, releases, and indemnities customary for transactions of this type, as well as certain trading volume restrictions. As a result of the Series D Exchange Transaction, the Company recorded a deemed contribution of $20,492,568 resulting from the extinguishment of 15,582 shares of Series C Preferred Stock associated with the Series D Exchange Transaction. The deemed contribution represents the difference between the carrying value of the existing Series C Preferred Stock and the estimated fair value of the newly-issued Series D Preferred Stock. As of December 31, 2023, 7,610 shares of the Series D Preferred Stock remain outstanding after conversions of 7,972 shares of Series D Preferred Stock for 1,481,409 shares of Class A common stock during the fourth quarter of 2023. Subsequent to December 31, 2023, the remaining 7,610 shares of Series D Convertible Preferred Stock have been converted to 1,414,117 shares of Class A common stock.
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
During the year ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million less sales commissions of approximately $0.4 million, for net proceeds of approximately $11.2 million. Subsequent to December 31, 2023, and as of February 29, 2024, no additional shares have been sold under the ATM Agreement.
Frontier Mining Managed Services Agreement
On October 13, 2023, Stronghold LLC and Frontier Outpost 8, LLC (“Frontier”) entered into a Managed Services Agreement (the “MSA”). Pursuant to the MSA, Frontier will provide certain services to us including monitoring, operating and maintaining (collectively, the “Services”) our wholly owned data centers located at each of the Panther Creek Plant and the Scrubgrass Plant. In exchange for the Services, we will pay to Frontier a Monthly Service Fee equal to $410,000 for the first three months of the MSA. Beginning on February 13, 2024, the Monthly Service Fee shall be subject to certain adjustments based upon the “Applicable Hash Price”, “Inflation Factor” and “Uptime” (each as defined in the MSA).
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
Canaan Purchase Agreements and Amendment to Canaan Bitcoin Mining Agreement
On April 27, 2023, we entered into a two-year hosting agreement with Cantaloupe Digital LLC, a subsidiary of Canaan Inc. ("Canaan"), whereby we operate 2,000 A1346 (110 TH/s per miner) and 2,000 A1246 (90 TH/s per miner) Bitcoin miners supplied by Canaan (the “Canaan Miners”), with total hash rate capacity of 400 PH/s (the “Canaan Bitcoin Mining Agreement”). The Canaan Bitcoin Mining Agreement has a two-year term, with no unilateral early termination option. We will receive 50% of the Bitcoin mined by the Canaan Miners and receive payments from Canaan equal to 55% of the net cost of power at the Company’s Panther Creek Plant, in dollar-per-megawatt-hour terms, calculated on a monthly basis. Additionally, we will retain all upside associated with selling power to the grid, and, if we elect to curtail the Canaan Miners to sell power to the grid, Canaan will receive a true-up payment that represents an estimate of the Bitcoin mining revenue that would have been generated had the miners not been curtailed. The A1246 and A1346 Bitcoin miners arrived at the Panther Creek Plant and were installed during the second quarter of 2023 as planned.
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
On December 26, 2023, we entered into a second Sales and Purchase Contract with Canaan whereby we purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The miners were delivered and installed during the first quarter of 2024 at our Scrubgrass Plant.
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
On July 7, 2023, we entered into a Master Sales and Purchase Agreement to acquire an additional 615 MicroBT WhatsMiner M50 miners (the "Additional M50 Miners") and M50S miners (the "Additional M50S Miners") for $16.60 per terahash per second, including shipping. The 510 Additional M50 Miners have an average hash rate of 118 terahash per second and energy efficiency of 28 joules per terahash, and the 105 Additional M50S Miners have an average hash rate of 126 terahash per second and energy efficiency of 26 joules per terahash. We received these miners during the third quarter of 2023 as planned.
On July 11, 2023, we entered into a Master Sales and Purchase Agreement to acquire an additional 520 MicroBT WhatsMiner M50 miners (the "Subsequent M50 Miners") for $14.33 per terahash per second, including shipping. The 520

Subsequent M50 Miners have an average hash rate of 116 terahash per second and energy efficiency of 29 joules per terahash. We received these miners during the third quarter of 2023 as planned.
MinerVa
On April 2, 2021, we entered into a purchase agreement with MinerVa (the “MinerVa Purchase Agreement”) for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners, with a total hash rate capacity of 1.5 exahash per second (“EH/s”) to be delivered. In December 2021, we extended the deadline for delivery of the MinerVa miners to April 2022. Due to continued delays in deliveries, an impairment of approximately $12.2 million was recognized in the first quarter of 2022. Due to market conditions, an additional impairment of approximately $5.1 million was recognized in the fourth quarter of 2022. On July 18, 2022, we provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached, the Company could end discussions, declare an impasse, and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As of December 31, 2022, and November 10, 2023, MinerVa had delivered value to us equivalent to approximately 1,070 PH/s and approximately 1,270 PH/s, respectively, of the 1,500 PH/s in the form of MinerVa miners, refunded cash, and other industry leading miners. On October 30, 2023, we sent MinerVa a Notice of Impasse. On October 31, 2023, we filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement. Since the Company is pursuing legal action through the dispute resolution process and no longer expects equipment deliveries, the Company impaired the remaining MinerVa equipment deposits balance of $5,422,338 in the third quarter of 2023.
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company’s chairman and chief executive officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (subject to certain adjustments in accordance with the terms thereof). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock. In December 2023, the Company and the institutional investor entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, was approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
Additionally, as previously disclosed, the Company entered into Securities Purchase Agreements with the September 2022 Private Placement Purchasers for, in part, warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an exercise price of $17.50 per share. On April 20, 2023, the Company and the September 2022 Private Placement Purchasers entered into amendments to, among other things, adjust the strike price of the warrants from $17.50 per share to $10.10 per share. Furthermore, in connection with the closing of the December 2023 Private Placement, the Company and the institutional investor entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029. Additionally, in January 2024, the Company and Mr. Beard entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.51 per share.
Bruce & Merrilees Settlement Agreement
On March 28, 2023, the Company and Stronghold LLC entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 300,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90)

transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims. Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk Capital pursuant to the Credit Agreement. This subordination agreement became effective on March 28, 2023, with the Second Amendment to the Credit Agreement.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default had occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) had been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of December 31, 2023, the Company paid $500,000 of principal pursuant to the B&M Note.
Nasdaq Continued Listing Compliance and Cure
On November 30, 2022, we received a written notification from Nasdaq notifying us that, based upon the closing bid price of the Company’s Class A common stock, for the last 30 consecutive business days, the Class A common stock did not meet the minimum bid price of $1.00 per share required by the Nasdaq Listing Rule 5450(a)(1), initiating an automatic 180 calendar-day grace period, or until May 29, 2023, for the Company to regain compliance.
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
On May 15, 2023, following approval by the Board and our stockholders, we effected a 1-for-10 reverse stock split ("Reverse Stock Split") of our Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. The par values of our Class A and Class V common stock were not adjusted as a result of the Reverse Stock Split. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.
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
A summary of our critical accounting policies follows:
Cash and Cash Equivalents
Cash and cash equivalents consists of short-term, highly-liquid investments with original maturities of three months or less. As of December 31, 2023, the Company's cash and cash equivalents balance does not include any restricted cash. The Company maintains its cash in non-interest bearing accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may, from time to time, exceed the $250,000 limit; however, management believes that there is no unusual risk present, as the Company places its cash with, what management considers to be, high-quality financial institutions.
Digital Currencies
Digital currencies are classified in the consolidated balance sheet as current assets and are considered an intangible asset with an indefinite useful life. Although indefinite-lived intangible assets are generally considered noncurrent assets, the Company classifies its digital currencies as current assets because the Company expects to realize the cash flows associated with such assets within a year. The cryptocurrency awards it earns are regularly converted into U.S. dollars, without limitations or restrictions, to support the Company's ongoing operations in the normal course of business. Digital currencies are recorded at cost less any impairments. Bitcoin is the only cryptocurrency the Company mines or holds. Bitcoin is highly liquid, fungible and readily converted into U.S. dollars similar to the Company's cash and cash equivalents.
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances indicate that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the lowest quoted price of the cryptocurrency at the time its fair value is being measured (i.e., daily). In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. However, given the existence of a quoted price for Bitcoin on active markets, the Company exercises its unconditional option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period when the market price is below the carrying value and proceed directly to performing the quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.
Accounts Receivable
Accounts receivable is stated at the amount management expects to collect from trade receivable or other balances outstanding at period end. An allowance for doubtful accounts is provided when necessary and is based on management’s evaluation of outstanding accounts receivable at period end. The potential risk of collectability is limited to the amount recorded in the consolidated financial statements.
Inventory
Waste coal, fuel oil and limestone are valued at the lower of average cost or net realizable value and include all related transportation and handling costs. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records provisions to reduce such inventories to net realizable value as necessary.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including those assets associated with the Cryptocurrency Operations segment, such as cryptocurrency miners, storage trailers and related electrical components. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expenses as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations. Depreciation is recognized over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require a replacement or overhaul several times over its EUL. Costs associated with overhauls are generally recorded as expenses in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write-off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining EUL of the Facility.
In conjunction with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of the long-lived asset or asset group to undiscounted future cash flows expected to be generated by the long-lived asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors. If such a long-lived asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Based on the Company’s analysis, the Company's long-lived assets were recoverable as of December 31, 2023; however, impairment indicators existed throughout 2022, and as of December 31, 2022, that resulted in impairments on miner assets of $40,683,112 for the year then ended December 31, 2022.
Management has assessed the basis of depreciation of the Company’s Bitcoin miners used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which the Company generates digital assets, and therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
1.The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to as hash rate capacity); and
3.Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).
The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management reviews this estimate annually and will revise this estimate, as necessary, if and when the available supporting data changes.
To the extent that any of the assumptions underlying management’s estimate of useful life for its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these Bitcoin miner assets.
Right-of-Use Assets
A right-of-use (“ROU”) asset represents the right to use an underlying asset for the term of the lease, and the corresponding liability represents an obligation to make periodic payments arising from the lease. A determination of whether an arrangement includes a lease is made at the inception of the arrangement. ROU assets and liabilities are recognized on the consolidated balance sheet, at the commencement date of the lease, in an amount equal to the present value of the lease payments over the term of the lease, calculated using the interest rate implicit in the lease arrangement or, if not known, the Company's incremental borrowing rate. The present value of a ROU asset also includes any lease payments made prior to commencement of the lease and excludes any lease incentives received or to be received under the arrangement. The lease term includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases that have original terms of less than 12 months, inclusive of options to extend that are reasonably certain to be exercised, are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets are recorded as noncurrent assets on the consolidated balance sheet. The corresponding liabilities are recorded as operating lease liabilities, either current or noncurrent, as applicable, on the consolidated balance sheet. Operating lease costs are recognized on a straight-line basis over the lease term within operations and maintenance or general and administrative expenses based on the use of the related ROU asset.
Debt
The Company records its debt balances net of any discounts or premiums and issuance fees. Discounts and premiums are amortized as interest expense or income over the life of the debt in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period. Debt issuance costs are amortized as interest expense over the scheduled maturity of the debt. Unamortized debt issuance costs are recognized as direct deduction from the carrying of the related debt in the consolidated balance sheet.
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value, and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s asset retirement obligation represents the cost the Company would incur to perform environmental clean-up or dismantle certain portions of the Facility.
Warrants
Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. For warrants that meet the definition of debt instruments, the Company records the warrant liabilities at fair value as of the issuance date and recognizes changes in the fair value of the warrants each reporting period within other income (expense). For warrants that meet the definition of equity instruments, the Company records the warrants at fair value as of the issuance date within stockholders' equity.
Derivative Contracts
In accordance with guidance on accounting for derivative instruments and hedging activities, all derivatives should be recognized at fair value. Derivatives, or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the consolidated balance sheets. Certain contracts that require physical delivery may qualify or be designated as normal purchases and normal sales. Such contracts are accounted for on an accrual basis.
The Company may use derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of December 31, 2023, and 2022, there were no open energy commodity derivatives outstanding.
The Company may also use derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigated Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term, which settled in September 2022. The contract met the definition of a derivative transaction pursuant to guidance under ASC 815, Derivatives and Hedging, and the contract was considered a compound derivative instrument that required fair value presentation subject to remeasurement each reporting period. The changes in fair value of the forward sale derivative were recorded in the consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2023, and 2022, there were no open Bitcoin derivatives outstanding.
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

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
Step 1: Identify the contract with the customer;
Step 2: Identify the performance obligations in the contract;
Step 3: Determine the transaction price;
Step 4: Allocate the transaction price to the performance obligations in the contract; and
Step 5: Recognize revenue when the company satisfies the performance obligations.
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. Per ASC 606, a performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The Company’s policies with respect to its revenue streams are detailed below.
Cryptocurrency Mining Revenue
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with mining pool operators to provide computing power and perform hash computations for the mining pool operators. The contracts are terminable at any time by either party without penalty, and therefore, the duration of the contracts does not extend beyond the services already transferred. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company performs hash computations for the mining pool operator. Given the cancellation terms of the contracts with mining pool operators, and our customary business practice, such contracts effectively provide the option to renew for successive contract terms continuously throughout each day. The customer's renewal option does not represent a material right because the terms are offered at the standalone selling price of computing power. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. In exchange for performing hash computations for the mining pool operator, the Company is entitled to either:
1.a Full-Pay-Per-Share ("FPPS") payout of Bitcoin based on a contractual formula (less mining pool operator fees which are immaterial and are recorded as a reduction to cryptocurrency mining revenues), which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, multiplied by the daily network block subsidies awarded globally and the normalized network transaction fee for the day. The normalized network transaction fee is calculated as the total network transaction fees divided by the total network block subsidies, excluding the blocks that represent the three highest and three lowest transaction fees for the day. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
•The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, revenue is recognized, and noncash consideration is measured at fair value at contract inception. Fair value of the cryptocurrency asset consideration is determined using the quoted spot price of Bitcoin on the Company's primary trading platform for Bitcoin at the end of the day of contract inception (i.e., 4:00pm EST each day) at the single Bitcoin level. This amount is recognized in revenue on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception and when hash rate is provided.
Or:
2.     a Pay-Per-Share ("PPS") payout of a fractional share of the fixed Bitcoin award the mining pool operator receives (less mining pool operator fees which are immaterial and are recorded as a reduction to cryptocurrency mining revenues) for successfully adding a block to the blockchain. The Company’s fractional share of the Bitcoin award is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
•Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception. Subsequently, the Company also determines when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty or "constraint" associated with the variable consideration is subsequently resolved. Only when a significant revenue reversal is probable of not occurring can estimated variable consideration be included in revenue. Based on the Company's evaluation of likelihood and magnitude of a revenue reversal, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and the number of Bitcoin to which the Company is entitled becomes known (i.e., the mining pool operator successfully places a block by being the first to solve an algorithm and the Company receives confirmation of the consideration it will receive). Revenue is recognized on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception.
As of and for the year ended December 31, 2023, the Company participated in one mining pool, which utilized the FPPS payout methodology. As of and for the year ended December 31, 2022, the Company participated in three mining pools, which also utilized the FPPS payout methodology.
Performing hash computations for the mining pool operator is an output of the Company’s ordinary activities. The provision of providing such computing power to perform hash computations is the only performance obligation in the Company’s contracts with mining pool operators. There is no significant financing component in these transactions.
Cryptocurrency Hosting Revenue
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed monthly based on calculated formulas as contained in the contracts. If any shortfalls occur due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are recorded as contract liabilities in the consolidated balance sheet.
The Company recognizes revenue over time throughout the terms of the underlying hosting agreements. The consideration is variable. Cryptocurrency hosting revenues are comprised of the following two components: (i) the variable cost-of-power fee that is earned each month consistent with the performance of the hosting services (i.e., supplying electrical power and Internet access to the Bitcoin miners provided by customers); and (ii) the Company's portion of the Bitcoin mined.
The Company’s only performance obligation is to supply electrical power and Internet access (i.e., hosting services) to the Bitcoin miners provided by its cryptocurrency mining customers in accordance with the terms of the hosting agreements. Beyond power supply and Internet access, these hosting services also include racking infrastructure, general maintenance and operations as instructed in writing by the customer, ambient cooling, and miner reboots; however, none of these ancillary hosting services is significant or capable of being distinct per ASC 606-10-25-19(a), and therefore, only one performance obligation exists under the hosting agreements.
The Company also shares in the Bitcoin mined from the miners provided by its hosting customers. This separate transaction price is denominated in Bitcoin and recognized in revenue in accordance with our accounting policy described above regarding cryptocurrency mining revenues because the Company considers the mining portion of its cryptocurrency hosting revenues a separate contract between the Company and its mining pool operators. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the FPPS payout based on the contractual formula, revenue is recognized, and noncash consideration is measured at fair value at contract inception. Fair value of the cryptocurrency asset consideration is determined using the quoted spot price of Bitcoin on the Company's primary trading platform for Bitcoin at the end of the day of contract inception (i.e., 4:00pm EST each day) at the single Bitcoin level. This amount is recognized in revenue on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception and when hash rate is provided.
Neither the Company nor the customer can cancel or terminate the hosting agreements without penalty before the initial terms elapse. In such a period-to-period contract, the contract term does not extend beyond the period that can be cancelled without penalty. Furthermore, the options to renew for additional one-year periods are not material rights because they are offered at the standalone selling price of electrical power.
Energy Revenue
The Company operates as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. The Company sells energy in the wholesale generation market in the PJM RTO. Energy revenues are delivered as a series of distinct units that are substantially the same and have the same pattern of transfer to the customer over time and are, therefore, accounted for as a distinct performance obligation. Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date.
Prior to June 2022, the Plants were committed as "capacity resources" through the annual Base Residual Auction process. In this process, a generator agrees to support the PJM capacity market and, if called upon, is required to deliver its power to the market and receive a capped selling price based on pricing published in the day ahead market. In return for this committed capacity that is deliverable on demand to support the reliability of the PJM grid, generators receive additional capacity revenue on a monthly basis. As the Bitcoin mining opportunity grew for Stronghold Inc., being a capacity resource increasingly prevented the Company from being able to consistently power its mining operation when PJM called for the capacity. Beginning in June 2022, the Company withdrew from its capacity commitment and the Plants became "energy resources" able to sell power to the grid in the real-time, location marginal pricing market or use that power for its data centers.
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
Waste Coal Tax Credits
Waste coal tax credits are issued by the Commonwealth of Pennsylvania. Facilities that generate electricity by using coal refuse for power generation, control acid gases for emission control, and use the ash produced to reclaim mining-affected sites are eligible for such credits. Proceeds related to these credits are recorded upon cash receipt and accounted for as a reduction to fuel costs within operating expenses. For the years ended December 31, 2023, and 2022, waste coal tax credits reduced fuel expenses in the consolidated statements of operations by $2,861,829 and $1,836,823, respectively.
Renewable Energy Credits
The Company uses coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, to produce energy to sell to the open market (i.e., “the grid”). A third party acts as the benefactor, on behalf of the Company, in the open market and is invoiced as renewable energy credits ("RECs") are realized. These credits are recognized as a contra-expense within operating expenses to offset the fuel costs incurred to produce this refuse. For the years ended December 31, 2023, and 2022, RECs reduced fuel expenses in the consolidated statements of operations by $19,212,021 and $9,960,655, respectively.
Ash Sales
The Company sells fly ash and scrubber material collected, which are by-products from its coal refuse reclamation used as fuel. The Company realized waste ash sales of $123,178 and $51,453 for the years ended December 31, 2023, and 2022, respectively, which has been recorded as other operating revenues in the consolidated statements of operations.
Legal Costs
Legal costs expected to be incurred in connection with loss contingencies are accrued when such costs are probable and estimable.
Stock-Based Compensation
For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity-classified awards include the issuance of stock options, restricted stock units (“RSUs”) and performance share units ("PSUs"). For stock options, the fair value is determined by the Black-Scholes option pricing model and is expensed over the service or vesting period. For RSUs, the fair value is equal to the closing price of the Company's Class A common stock on Nasdaq on the date of grant and is expensed over the service or vesting period. For PSUs, the fair value is determined based on the underlying market or performance conditions and expensed over the performance period when it is probable that the conditions will be achieved.
Earnings Per Common Share
Basic earnings (loss) per share of common stock (“EPS”) is computed by dividing net income (loss) by the weighted average number of Class A shares of common stock outstanding or shares subject to exercise for a nominal value during the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, calculated using the treasury stock method. The computation of diluted EPS would not assume the exercise of an outstanding stock award or warrant if the effect on the EPS would be antidilutive. Similarly, the computation of diluted EPS would not assume the exercise of outstanding stock awards and warrants if the Company incurred a net loss since the effect on EPS would be antidilutive. Since the Company incurred a net loss for the years ended December 31, 2023, and 2022, basic and diluted net loss per share are the same for each of the years then ended.
Income Taxes
The Company is organized as an “Up-C” structure in which substantially all of the assets and business of the consolidated entity are held by the Company through its subsidiaries, and the Company’s sole material asset consists of its equity interest in Stronghold LLC. For U.S. federal and applicable state income tax purposes, the portion of the Stronghold LLC’s net income or loss allocable to the Company is subject to corporate income taxation at the U.S. federal and applicable state rates.
The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is required when it is "more likely than not" that deferred income tax assets will not be realized after considering all positive and negative evidence available. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740, Income Taxes ("ASC 740") and potential limitations imposed by Section 382 of the Internal Revenue Code of 1986 (as amended, the "Code") on the utilization of tax losses.
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
Stronghold LLC and certain of its subsidiaries are structured as flow-through entities that are not generally subject to income taxation at the entity level, but instead, the taxable income or loss of such subsidiaries is allocated to and included in the income tax returns of their direct or indirect owners, including the Company. Application of ASC 740 to these entities results in no recognition of U.S. federal or state income taxes at the entity level. The portion of such subsidiaries’ taxable income or loss that is allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 by the Company.

Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021, and is therefore subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make cash distributions to holders of Stronghold LLC Units, including Stronghold Inc. and Q Power, in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. See “Tax Receivable Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act, of 1934, as amended, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation. Our financial statements following the IPO continue to reflect the impact of these expenses.

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
As previously discussed in the Critical Accounting Policies and Significant Estimates section in this Annual Report on Form 10-K, the preparation of financial statements in conformity with GAAP accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), investments, intangible assets, stock-based compensation, and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Results of Operations
Highlights of our consolidated results of operations for the twelve months ended December 31, 2023, compared to the twelve months ended December 31, 2022, include:
Operating Revenues
Revenues decreased by $35.3 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily due to a $39.6 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations partially offset by a $14.2 million increase in cryptocurrency hosting revenues due to the hosting agreement with Foundry Digital, LLC (the "Foundry Hosting Agreement") which began in November 2022, and the Canaan Bitcoin Mining Agreement which began in May 2023. Capacity revenues decreased by $4.0 million due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in the day-ahead market by PJM.
Operating Expenses
Total operating expenses decreased by $120.1 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily driven by (i) a $40.7 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (ii) a $24.2 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in

2022 and the termination of the hosting services agreement by and between Stronghold LLC and Northern Data PA, LLC (the "Northern Data Hosting Agreement"), (iii) a $13.0 million decrease in general and administrative expenses driven by lower professional fees, insurance and stock-based compensation, (iv) an $11.8 million decrease in depreciation and amortization due to prior period asset impairments, (v) an $8.0 million realized loss on sale of miner assets that was recorded in 2022, and (vi) a $7.4 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023.
Other Income (Expense)
Total other income (expense) increased by $8.5 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily driven by an $11.6 million decrease in loss on debt extinguishment, and a $4.1 million decrease in interest expense due to a reduction in debt year over year. These increases were partially offset by a loss from changes in the fair value of warrant liabilities and changes in the fair value of the forward sale derivative.
Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Twelve months ended December 31,
	2023	2022	$ Change
Operating Revenues
Energy Operations	$7,466,255	$51,000,381	$(43,534,126)
Cryptocurrency Operations	67,500,045	59,223,437	8,276,608
Total Operating Revenues	$74,966,300	$110,223,818	$(35,257,518)

Net Operating Income/(Loss)
Energy Operations	$(37,718,403)	$(38,992,034)	$1,273,631
Cryptocurrency Operations	(24,718,062)	(108,274,121)	83,556,059
Net Operating Income/(Loss)	$(62,436,465)	$(147,266,155)	$84,829,690
Other Income, net (a)	(39,389,028)	(47,905,812)	$8,516,784
Net Loss	$(101,825,493)	$(195,171,967)	$93,346,474

Depreciation and Amortization
Energy Operations	$(5,337,828)	$(5,189,071)	$(148,757)
Cryptocurrency Operations	(30,077,458)	(42,046,273)	11,968,815
Total Depreciation & Amortization	$(35,415,286)	$(47,235,344)	$11,820,058

Interest Expense
Energy Operations	$(481,124)	$(100,775)	$(380,349)
Cryptocurrency Operations	(9,365,235)	(13,810,233)	4,444,998
Total Interest Expense	$(9,846,359)	$(13,911,008)	$4,064,649
(a)We do not allocate other income, net for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to our consolidated statement of operations for the twelve months ended December 31, 2023, and 2022, for further details.

Energy Operations Segment

	Twelve months ended December 31,
	2023	2022	$ Change

OPERATING REVENUES
Energy	$5,814,251	$45,384,953	$(39,570,702)
Capacity	1,442,067	5,469,648	(4,027,581)
Other	209,937	145,780	64,157
Total operating revenues	$7,466,255	$51,000,381	$(43,534,126)

OPERATING EXPENSES
Fuel - net of crypto segment subsidy[1]	6,092,125	20,769,690	(14,677,565)
Operations and maintenance	27,539,447	45,416,970	(17,877,523)
General and administrative	3,317,685	1,399,071	1,918,614
Depreciation and amortization	5,337,828	5,189,071	148,757
Total operating expenses	$42,287,085	$72,774,802	$(30,487,717)
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	(34,820,830)	(21,774,421)	(13,046,409)
Corporate overhead	2,897,573	17,217,614	(14,320,041)
NET OPERATING LOSS	$(37,718,403)	$(38,992,035)	$1,273,632

INTEREST EXPENSE	$(481,124)	$(100,775)	$(380,349)
1 Cryptocurrency operations consumed $22.5 million and $12.2 million of electricity generated by the Energy Operations segment for the twelve months ended December 31, 2023, and 2022, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.
Operating Revenues
Total operating revenues decreased by $43.5 million for the twelve-month period ended December 31, 2023, as compared to the same period in 2022, primarily due to a $39.6 million decrease in energy revenue driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of cryptocurrency operations. Capacity revenues also decreased by $4.0 million.
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
Operating Expenses
Total operating expenses decreased by $30.5 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily due to (i) a $17.9 million decrease in operations and maintenance expenses due to improved plant stability and performance driven by one-time plant upgrades that occurred in 2022, as well as a reduction in outsourced professional services, and (ii) a $14.7 million decrease in fuel expenses due to increased cost allocations to the Cryptocurrency Operations segment due to the expansion of cryptocurrency operations and higher proceeds from the sale of RECs. REC sales of $19.2 million and $10.0 million were recognized as contra-expenses to offset fuel expenses for the twelve months ended December 31, 2023, and 2022, respectively. These decreases were partially offset by a $1.9 million increase in general and administrative expenses related to a decrease in the value of accounts receivable.
Corporate overhead allocated to the Energy Operations segment decreased by $14.3 million for the twelve months ended December 31, 2023, primarily driven by a decrease in Energy Operations revenues, a decrease in professional services related to organizing and scaling operations, a decrease in stock-based compensation, and a decrease in insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Cryptocurrency Operations Segment

	Twelve months ended December 31,
	2023	2022	$ Change
OPERATING REVENUES
Cryptocurrency mining	$52,885,456	$58,763,565	$(5,878,109)
Cryptocurrency hosting	14,614,589	459,872	14,154,717
Total operating revenues	$67,500,045	$59,223,437	$8,276,608

OPERATING EXPENSES
Electricity - purchased from energy segment	22,498,223	12,201,136	10,297,087
Operations and maintenance	5,296,725	11,613,219	(6,316,494)
General and administrative	248,483	692,074	(443,591)
Impairments on digital currencies	910,029	8,339,660	(7,429,631)
Impairments on equipment deposits	5,422,338	17,348,742	(11,926,404)
Impairments on miner assets	—	40,683,112	(40,683,112)
Realized gain on sale of digital currencies	(967,995)	(1,102,220)	134,225
Loss on disposal of fixed assets	3,818,307	2,511,262	1,307,045
Realized (gain) loss on sale of miner assets	(52,000)	8,012,248	(8,064,248)
Depreciation and amortization	30,077,458	42,046,273	(11,968,815)
Total operating expenses	$67,251,568	$142,345,506	$(75,093,938)
NET OPERATING LOSS EXCLUDING CORPORATE OVERHEAD	248,477	(83,122,069)	83,370,546
Corporate Overhead	24,966,539	25,152,051	(185,512)
NET OPERATING INCOME/(LOSS)	$(24,718,062)	$(108,274,120)	$83,556,058

INTEREST EXPENSE	$(9,365,235)	$(13,810,233)	$4,444,998
Operating Revenues
Total operating revenues increased by $8.3 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily due to a $14.2 million increase in Cryptocurrency hosting revenue driven by the Foundry Hosting Agreement and Canaan Bitcoin Mining Agreement, which began in the fourth quarter of 2022 and second quarter of 2023, respectively. Cryptocurrency mining revenue decreased due to a higher global network hash rate and lower Bitcoin prices.
Operating Expenses
Total operating expenses decreased by $75.1 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily due to (i) a $40.7 million impairment on miner assets attributable to the decline in the price of Bitcoin that was recorded in the second quarter of 2022, (ii) a $12.0 million decrease in depreciation and amortization due to prior period asset impairments, (iii) an $11.9 million decrease in impairments on equipment deposits recorded year over year, (iv) an $8.1 million realized loss on sale of miner assets that was recorded in the second quarter of 2022, (v) a $7.4 million decrease in impairments on digital currencies driven by an upward trend of Bitcoin prices in 2023 compared to a downward trend in 2022, and (vi) a $6.3 million decrease in operations and maintenance expenses primarily driven by the termination of the Northern Data Hosting Agreement and lower expenses for miner parts and maintenance. These decreases were partially offset by a $10.3 million increase in intercompany electric charges related to the expansion of cryptocurrency mining operations.
Corporate overhead allocated to the Cryptocurrency Operations segment decreased by $0.2 million for the twelve months ended December 31, 2023, primarily driven by a decrease in professional services related to organizing and scaling operations, a decrease in stock-based compensation, and a decrease in insurance expenses, which has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Impairments on digital currencies
Impairments on digital currencies of $0.9 million and $8.3 million were recognized for the twelve months ended December 31, 2023, and 2022, respectively, as a result of the negative impacts from Bitcoin spot market declines. As of December 31, 2023, we held approximately 77 Bitcoin on our balance sheet at carrying value. The spot market price of Bitcoin was $42,531 as of December 31, 2023, per Coinbase.
Interest Expense
Interest expense decreased by $4.4 million for the twelve months ended December 31, 2023, as compared to the same period in 2022, primarily due to lower debt as a result of extinguishing the debt under the master equipment financing agreements entered into with an affiliate of NYDIG ABL, LLC, from August to October 2022.
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
We have historically relied on funds from equity issuances, equipment financings, and revenue from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement and approximately $15.4 million pursuant to the December 2023 Private Placement. During the twelve months ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million less sales commissions of approximately $0.4 million, for net proceeds of approximately $11.2 million. Subsequent to December 31, 2023, and as of March 5, 2024, no additional shares have been sold under the ATM Agreement. Refer to Note 16 – Equity Issuances in the notes to our consolidated financial statements and the Risk Factor titled “We may be unable to raise additional capital needed to grow our business.” for more information.
As of December 31, 2023, and February 29, 2024, we had approximately $7.4 million and $10.2 million, respectively, of cash, cash equivalents and Bitcoin on our balance sheet, which included approximately 77 Bitcoin and 5 Bitcoin, respectively. As of December 31, 2023, and February 29, 2024, we had principal amount outstanding indebtedness of $56.5 million and $55.8 million, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement and December 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. In particular, we are prohibited from certain equity issuances (including sales under the ATM Agreement) until 30 days after the December Resale Registration Statement is effective, and there is no guarantee when that will be. Beginning with the third quarter of 2023, we may be required to make monthly prepayments pursuant to the WhiteHawk Refinancing Agreement if we maintain cash balance above a certain amount. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses and we incurred a net loss of $101.8 million for the twelve months ended December 31, 2023, and an accumulated deficit of $331.6 million as of December 31, 2023.
Taking into account the First Amendment, Second Amendment, Third Amendment, the Exchange Agreement, the MicroBT Miner Purchase, the Canaan Bitcoin Mining Agreement, the December 2023 Private Placement, proceeds from the ATM Agreement, and continued expansion of our cryptocurrency mining operations through the Canaan Purchase Agreement and the amendment to Canaan Bitcoin Mining Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.
Cash Flows
Analysis of Cash Flow Changes Between the Twelve Months Ended December 31, 2023, and 2022
The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31,
	2023	2022	Change
	(in thousands)
Net cash provided by (used in) operating activities	$(7,147)	$(27,155)	$20,007
Net cash provided by (used in) investing activities	(24,004)	(71,578)	47,575
Net cash provided by (used in) financing activities	22,069	80,240	(58,171)
Net (decrease) increase in cash and cash equivalents	$(9,082)	$(18,493)	$9,411

Operating Activities
Net cash used in operating activities was approximately $7.1 million for the twelve months ended December 31, 2023, compared to $27.2 million of net cash used in operating activities for the twelve months ended December 31, 2022. The $20.0 million net decrease in cash from operating activities was due to (i) lower cash outflows for operations and maintenance expenses related to major repairs and upgrades to the Scrubgrass Plant which occurred in 2022, and (ii) lower cash outflows for general and administrative expenses related to professional services and insurance.
Investing Activities
Net cash used in investing activities was $24.0 million for the twelve months ended December 31, 2023, compared to $71.6 million used in investing activities for the twelve months ended December 31, 2022. The $47.6 million decrease in net cash used in investing activities was primarily due to significant cash outflows for the continued ramp up of cryptocurrency mining operations in the prior year.
Financing Activities
Net cash provided by financing activities was $22.1 million for the twelve months ended December 31, 2023, compared to $80.2 million provided by financing activities for the twelve months ended December 31, 2022. The $58.2 million net decrease in cash flows from financing activities was primarily due to debt proceeds in the prior year from a WhiteHawk promissory note and equipment financings and higher repayments of debt and financed insurance premiums, partially offset by proceeds in 2023 from the December 2023 Private Placement, April 2023 Private Placement and ATM Agreement.

See the promissory note, equipment financing agreements and convertible note discussed in Note 7 – Debt, Note 15 – Warrants, and Note 16 – Equity Issuances in the notes to our consolidated financial statements.
Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of December 31, 2023, were $56.1 million (excluding financed insurance premiums).
WhiteHawk Refinancing Agreement
On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance an existing equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk (the “WhiteHawk Financing Agreement”). Upon closing, the Credit Agreement consisted of approximately $35.1 million in term loans and approximately $23.0 million in additional commitments.

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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made a loan prepayment of $250,000 during the year ended December 31, 2023, in addition to two amortization payments totaling $3,230,523 during December 2023 that were not due until the third quarter of 2024. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of and for the year ended December 31, 2023.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.25% for the year ended December 31, 2023.
On February 15, 2024, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered a Third Amendment to Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other items, (i) the Company was permitted to purchase the December 2023 Purchase Miners (as defined under the Third Amendment), so long as the December 2023 Purchase Miners were purchased from cash proceeds of the December 2023 Equity Raise (as defined under the Third Amendment) and such December 2023 Purchase Miners are collateral, (ii) WhiteHawk Capital waived certain prepayment requirements of the Credit Agreement with respect to cash proceeds of the December 2023 Equity Raise, subject to WhiteHawk Capital's receipt of $3,230,523, which amount represents amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 30, 2024, (iii) two (2) 115kV to 13.8kV – 30/40/50 MVA transformers and two (2) 145kV SF6 breakers previously purchased by the Company were added to the defined term Permitted Disposition; and (iv) the Company’s minimum liquidity requirement was amended to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Purchasers”) of the Company’s Amended and Restated 10% Notes (the “Amended May 2022 Notes”), providing for the exchange of the Amended May 2022 Notes (the “Exchange Agreement”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the transactions contemplated under the Exchange Agreement were consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of $28,960,947 during the first quarter of 2023.
Bruce & Merrilees Promissory Note
On March 28, 2023, the Company and Stronghold LLC entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of

$3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 300,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims. Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk Capital pursuant to the Credit Agreement. This subordination agreement became effective on March 28, 2023, with the Second Amendment to the Credit Agreement.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default had occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) had been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of December 31, 2023, the Company paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of December 31, 2023, the Company paid $592,467 of the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant.

Tax Receivable Agreement
The TRA generally provides for the payment by Stronghold Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that Stronghold Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Stronghold Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such holder’s Stronghold LLC Units pursuant to an exercise of the redemption right of the holders of Stronghold LLC Units (the "Redemption Right") or the Call Right and (ii) imputed interest deemed to be paid by Stronghold Inc. as a result of, and additional tax basis arising from, any payments Stronghold Inc. makes under the TRA. Stronghold Inc. will retain the remaining net cash savings, if any. The TRA generally provides for payments to be made as Stronghold Inc. realizes actual cash tax savings from the tax benefits covered by the TRA. However, the TRA provides that if Stronghold Inc. elects to terminate the TRA early (or it is terminated early due to Stronghold Inc.’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), Stronghold Inc. is required to make an immediate payment equal to the present value of the future payments it would be required to make if it realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to twelve-month SOFR plus 171.513 basis points, and using numerous assumptions to determine deemed tax savings), and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc.
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

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 1 – Basis of Presentation and Significant Accounting Policies in the notes to our consolidated financial statements.

Off Balance Sheet Arrangements
We have no material off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Financial Statements and Practices
The accompanying consolidated financial statements of the Company were prepared by Management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on Management’s best judgments and estimates. The other financial information included in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.
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
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stronghold Digital Mining, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Urish Popeck & Co., LLC
Pittsburgh, PA
March 8, 2024

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$4,214,613	$13,296,703
Digital currencies	3,175,595	109,827
Accounts receivable	507,029	10,837,126
Inventory	4,196,812	4,471,657
Prepaid insurance	3,787,048	4,877,935
Due from related parties	97,288	73,122
Other current assets	1,675,084	1,975,300
Total current assets	17,653,469	35,641,670
Equipment deposits	8,000,643	10,081,307
Property, plant and equipment, net	144,642,771	167,204,681
Operating lease right-of-use assets	1,472,747	1,719,037
Land	1,748,440	1,748,440
Road bond	299,738	211,958
Security deposits	348,888	348,888
Other noncurrent assets	170,488	—
TOTAL ASSETS	$174,337,184	$216,955,981
LIABILITIES:
Accounts payable	11,857,052	27,540,317
Accrued liabilities	10,787,895	8,893,248
Financed insurance premiums	2,927,508	4,587,935
Current portion of long-term debt, net of discounts and issuance fees	7,936,147	17,422,546
Current portion of operating lease liabilities	788,706	593,063
Due to related parties	718,838	1,375,049
Total current liabilities	35,016,146	60,412,158
Asset retirement obligation	1,075,728	1,023,524
Warrant liabilities	25,210,429	2,131,959
Long-term debt, net of discounts and issuance fees	48,203,762	57,027,118
Long-term operating lease liabilities	776,079	1,230,001
Contract liabilities	241,420	351,490
Total liabilities	110,523,564	122,176,250
COMMITMENTS AND CONTINGENCIES (NOTE 11)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized and 2,405,760 and 2,605,760 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	20,416,116	11,754,587
Total redeemable common stock	20,416,116	11,754,587
STOCKHOLDERS’ EQUITY (DEFICIT):
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 11,115,561 and 3,171,022 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	1,112	317
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 5,990 and 0 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	1	—
Series D convertible preferred stock; $0.0001 par value; 15,582 shares authorized; 7,610 and 0 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	1	—
Accumulated deficits	(331,647,755)	(240,443,302)
Additional paid-in capital	375,044,145	323,468,129
Total stockholders' equity	43,397,504	83,025,144
Total redeemable common stock and stockholders' equity	63,813,620	94,779,731
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$174,337,184	$216,955,981

The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2023	December 31, 2022
OPERATING REVENUES:
Cryptocurrency mining	$52,885,456	$58,763,565
Cryptocurrency hosting	14,614,589	459,872
Energy	5,814,251	45,384,953
Capacity	1,442,067	5,469,648
Other	209,937	145,780
Total operating revenues	74,966,300	110,223,818
OPERATING EXPENSES:
Fuel	28,590,348	32,970,826
Operations and maintenance	32,836,172	57,030,189
General and administrative	31,430,280	44,460,810
Depreciation and amortization	35,415,286	47,235,344
Loss on disposal of fixed assets	3,818,307	2,511,262
Realized gain on sale of digital currencies	(967,995)	(1,102,220)
Realized (gain) loss on sale of miner assets	(52,000)	8,012,248
Impairments on miner assets	—	40,683,112
Impairments on digital currencies	910,029	8,339,660
Impairments on equipment deposits	5,422,338	17,348,742
Total operating expenses	137,402,765	257,489,973
NET OPERATING LOSS	(62,436,465)	(147,266,155)
OTHER INCOME (EXPENSE):
Interest expense	(9,846,359)	(13,911,008)
Loss on debt extinguishment	(28,960,947)	(40,517,707)
Gain on extinguishment of PPP loan	—	841,670
Changes in fair value of warrant liabilities	(646,722)	4,226,171
Realized gain on sale of derivative contract	—	90,953
Changes in fair value of forward sale derivative	—	3,435,639
Changes in fair value of convertible note	—	(2,167,500)
Other	65,000	95,970
Total other income (expense)	(39,389,028)	(47,905,812)
NET LOSS	$(101,825,493)	$(195,171,967)
NET LOSS attributable to noncontrolling interest	(30,428,749)	(105,910,737)
Deemed contribution from exchange of Series C convertible preferred stock	20,492,568	—
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(50,904,176)	$(89,261,230)

NET LOSS attributable to Class A common shareholders:
Basic	$(7.46)	$(34.53)
Diluted	$(7.46)	$(34.53)

Weighted average number of Class A common shares outstanding:
Basic	6,821,173	2,584,907
Diluted	6,821,173	2,584,907

The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2022
	Noncontrolling Redeemable Preferred		Common A
	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders' Equity
Balance – January 1, 2022	115,200	$37,670,161	2,001,607	$200	$(338,709,688)	$241,874,549	$(59,164,778)
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	.	—	(89,261,230)	—	(89,261,230)
Net loss attributable to noncontrolling interest	—	(4,140,324)	—	—	(101,770,413)	—	(105,910,737)
Maximum redemption right valuation [Common V Units]	—	—	—	—	289,298,029	—	289,298,029
Stock-based compensation	—	—	—	—	—	13,890,350	13,890,350
Issuance of common stock – September 2022 Private Placement	—	—	287,676	30	—	2,241,280	2,241,310
Vesting of restricted stock units	—	—	24,106	2	—	(2)	—
McClymonds arbitration award – paid by Q Power	—	—	—	—	—	5,038,122	5,038,122
Warrants issued and outstanding	—	—	—	—	—	26,894,078	26,894,078
Exercised warrants	—	—	642,433	64	—	(64)	—
Redemption of Series A convertible preferred units	(115,200)	(33,529,837)	115,200	11	—	33,529,826	—
Redemption of Class V shares	—	—	100,000	10	—	(10)	—
Balance – December 31, 2022	—	—	3,171,022	317	(240,443,302)	323,468,129	83,025,144

	Year Ended December 31, 2023
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders' Equity
Balance – January 1, 2023	—	$—	—	$—	3,171,022	$317	$(240,443,302)	$323,468,129	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(71,396,744)	—	(71,396,744)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(30,428,749)	—	(30,428,749)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(9,871,528)	—	(9,871,528)
Stock-based compensation	—	—	—	—	250,000	25	—	9,238,801	9,238,826
Vesting of restricted stock units	—	—	—	—	442,690	44	—	(44)	—
Exercised warrants	—	—	—	—	1,710,486	171	—	145	316
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	116,206	12	—	1,063,177	1,063,189
Issuance of common stock – April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock – ATM Agreement	—	—	—	—	1,794,587	180	—	10,803,720	10,803,900
Issuance of Series C convertible preferred stock	23,102	2	—	—	—	—	—	45,386,944	45,386,946
Conversion of Series C preferred stock	(1,530)	—	—	—	382,500	38	—	(38)	—
Exchange of Series C convertible preferred stock for Series D convertible preferred stock	(15,582)	(1)	15,582	1	—	—	20,492,568	(20,641,472)	(148,904)
Conversion of Series D preferred stock	—	—	(7,972)	—	1,481,409	148	—	(148)	—
Issuance of common stock – December 2023 Private Placement	—	—	—	—	1,000,000	100	—	1,833,474	1,833,574
Balance – December 31, 2023	5,990	$1	7,610	$1	11,115,561	$1,112	$(331,647,755)	$375,044,145	$43,397,504

The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,825,493)	$(195,171,967)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	35,415,286	47,235,344
Accretion of asset retirement obligation	52,204	49,576
Gain on extinguishment of PPP loan	—	(841,670)
Loss on disposal of fixed assets	3,818,307	2,511,262
Realized (gain) loss on sale of miner assets	(52,000)	8,012,248
Change in value of accounts receivable	1,867,506	—
Amortization of debt issuance costs	212,566	2,935,795
Stock-based compensation	9,238,826	13,890,350
Loss on debt extinguishment	28,960,947	40,517,707
Impairments on equipment deposits	5,422,338	17,348,742
Impairments on miner assets	—	40,683,112
Changes in fair value of warrant liabilities	646,722	(4,226,171)
Changes in fair value of forward sale derivative	—	(3,435,639)
Realized gain on sale of derivative contract	—	(90,953)
Forward sale contract prepayment	—	970,000
Changes in fair value of convertible note	—	2,167,500
Other	470,905	2,217,458
(Increase) decrease in digital currencies:
Mining revenue	(62,236,771)	(58,763,565)
Net proceeds from sales of digital currencies	58,260,974	56,172,048
Impairments on digital currencies	910,029	8,339,660
(Increase) decrease in assets:
Accounts receivable	8,108,710	(8,725,271)
Prepaid insurance	6,728,976	6,908,215
Due from related parties	(91,617)	(5,671)
Inventory	274,845	(1,099,402)
Other assets	(234,858)	(603,963)
Increase (decrease) in liabilities:
Accounts payable	(4,250,888)	(3,093,265)
Due to related parties	28,241	(55,611)
Accrued liabilities	1,704,321	(180,943)
Other liabilities, including contract liabilities	(577,189)	(819,461)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,147,113)	(27,154,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,915,398)	(70,935,935)
Proceeds from sale of equipment deposits	—	13,013,974
Equipment purchase deposits – net of future commitments	(8,000,643)	(13,656,428)
Purchase of reclamation bond	(87,780)	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(24,003,821)	(71,578,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(7,147,771)	(76,119,454)
Repayments of financed insurance premiums	(7,047,122)	(4,598,592)
Proceeds from debt, net of issuance costs paid in cash	(170,135)	152,358,118
Proceeds from private placements, net of issuance costs paid in cash	25,257,567	8,599,440
Proceeds from ATM, net of issuance costs paid in cash	11,175,989	—
Proceeds from exercise of warrants	316	—
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,068,844	80,239,512
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,082,090)	(18,493,412)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,296,703	31,790,115
CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,214,613	$13,296,703

The accompanying notes are an integral part of these consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS
Stronghold Digital Mining, Inc. ("Stronghold Inc." or the "Company") was incorporated as a Delaware corporation on March 19, 2021. The Company is a low-cost, environmentally beneficial, vertically integrated crypto asset mining company focused on mining Bitcoin and environmental remediation and reclamation services. The Company wholly owns and operates two coal refuse power generation facilities that it has upgraded: (i) the Company's first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which the Company acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the "Scrubgrass Plant"); and (ii) a facility located near Nesquehoning, Pennsylvania, which the Company acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant," and collectively with the Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). The Company is committed to generating energy and managing its assets sustainably, and the Company believes that it is one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
Stronghold Inc. operates in two business segments – the Energy Operations segment and the Cryptocurrency Operations segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). This segment presentation is consistent with how the Company's CODM, its chief executive officer, evaluates financial performance and makes resource allocation and strategic decisions about the business.
Energy Operations
The Company operates as a qualifying cogeneration facility (“Facility”) under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection Merchant Market ("PJM") under a Professional Services Agreement (“PSA”) with Customized Energy Solutions (“CES”), effective July 27, 2022. Under the PSA, CES agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily marketing, energy scheduling, telemetry, capacity management, reporting, and other related services for the Plants. The initial term of the agreement is two years, and then will extend automatically on an annual basis unless terminated by either party with 60 days written (or electronic) notice prior to the current term end. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal tax credits are earned by the Company by generating electricity utilizing coal refuse. In addition to the Company earning Tier II Renewable Energy Credits ("RECs") for its use of coal refuse as its primary fuel source, the Company also earns waste coal tax credits for generating electricity utilizing coal refuse.
Cryptocurrency Operations
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin miners, as well as the required infrastructure, and provides power to third-party digital currency miners under hosting agreements. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2023, and 2022, and its consolidated results of operations and cash flows for the years then ended. Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation. Additionally, since there are no differences between net income (loss) and comprehensive income (loss), all references to comprehensive income (loss) have been excluded from the consolidated financial statements.
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
A summary of the significant accounting policies followed by the Company is presented below.
Reclassification
During the first quarter of 2023, the Company revised its accounting policy to reclassify the presentation of imported power charges. Imported power charges are now recorded within fuel expenses, whereas they were previously netted against energy revenue. The prior period has been reclassified to conform to the current period presentation. The reclassification had no impact on net operating income (loss), earnings per share or equity. The reclassification increased energy revenues and fuel expenses for the year ended December 31, 2022, as shown in the table below.

December 31, 2022
Energy revenues – previously disclosed	$41,194,237
Reclassification: imported power charges	4,190,716
Energy revenues – reclassified	$45,384,953

Fuel expenses – previously disclosed	$28,780,110
Reclassification: imported power charges	4,190,716
Fuel expenses – reclassified	$32,970,826
Cash and Cash Equivalents
Cash and cash equivalents consists of short-term, highly-liquid investments with original maturities of three months or less. As of December 31, 2023, the Company's cash and cash equivalents balance does not include any restricted cash. The Company maintains its cash in non-interest bearing accounts that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s deposits may, from time to time, exceed the $250,000 limit; however, management believes that there is no unusual risk present, as the Company places its cash with, what management considers to be, high-quality financial institutions.
Digital Currencies
Digital currencies are classified in the consolidated balance sheet as current assets and are considered an intangible asset with an indefinite useful life. Although indefinite-lived intangible assets are generally considered noncurrent assets, the Company classifies its digital currencies as current assets because the Company expects to realize the cash flows associated with such assets within a year. The cryptocurrency awards it earns are regularly converted into U.S. dollars, without limitations or restrictions, to support the Company's ongoing operations in the normal course of business. Digital currencies are recorded at cost less any impairments. Bitcoin is the only cryptocurrency the Company mines or holds. Bitcoin is highly liquid, fungible and readily converted into U.S. dollars similar to the Company's cash and cash equivalents.
An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances indicate that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the lowest quoted price of the cryptocurrency at the time its fair value is being measured (i.e., daily). In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. However, given the existence of a quoted price for Bitcoin on active markets, the Company exercises its unconditional option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period when the market price is below the carrying value and proceed directly to performing the quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.
Accounts Receivable
Accounts receivable is stated at the amount management expects to collect from trade receivable or other balances outstanding at period end. An allowance for doubtful accounts is provided when necessary and is based on management’s evaluation of outstanding accounts receivable at period end. The potential risk of collectability is limited to the amount recorded in the consolidated financial statements.
Inventory
Waste coal, fuel oil and limestone are valued at the lower of average cost or net realizable value and include all related transportation and handling costs. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and unusable inventory and records provisions to reduce such inventories to net realizable value as necessary.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including those assets associated with the Cryptocurrency Operations segment, such as cryptocurrency miners, storage trailers and related electrical components. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expenses as incurred. When property, plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations. Depreciation is recognized over the remaining estimated useful lives (“EUL”) of the related assets using the straight-line method.
The Company’s depreciation is based on its Facility being considered a single property unit. Certain components of the Facility may require a replacement or overhaul several times over its EUL. Costs associated with overhauls are generally recorded as expenses in the period incurred. However, in instances where a replacement of a Facility component is significant and the Company can reasonably estimate the original cost of the component being replaced, the Company will write-off the replaced component and capitalize the cost of the replacement. The component will be depreciated over the lesser of the EUL of the component or the remaining EUL of the Facility.
In conjunction with ASC 360, Property, Plant, and Equipment, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of the long-lived asset or asset group to undiscounted future cash flows expected to be generated by the long-lived asset or asset group. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effects of obsolescence, demand, competition, and other economic factors. If such a long-lived asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Based on the Company’s analysis, the Company's long-lived assets were recoverable as of December 31, 2023; however, impairment indicators existed throughout 2022, and as of December 31, 2022, that resulted in impairments on miner assets of $40,683,112 for the year then ended.
Management has assessed the basis of depreciation of the Company’s Bitcoin miners used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a three-year period. The rate at which the Company generates digital assets, and therefore, consumes the economic benefits of its transaction verification servers, is influenced by a number of factors including the following:
1.The complexity of the transaction verification process which is driven by the algorithms contained within the Bitcoin open source software;
2.The general availability of appropriate computer processing capacity on a global basis (commonly referred to as hash rate capacity); and
3.Technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs (i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase).

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that three years best reflects the current expected useful life of its Bitcoin miners. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management reviews this estimate annually and will revise this estimate, as necessary, if and when the available supporting data changes.
To the extent that any of the assumptions underlying management’s estimate of useful life for its transaction verification servers are subject to revision in a future reporting period, either as a result of changes in circumstances or through the availability of greater quantities of data, the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these Bitcoin miner assets.
Right-of-Use Assets
A right-of-use (“ROU”) asset represents the right to use an underlying asset for the term of the lease, and the corresponding liability represents an obligation to make periodic payments arising from the lease. A determination of whether an arrangement includes a lease is made at the inception of the arrangement. ROU assets and liabilities are recognized on the consolidated balance sheet, at the commencement date of the lease, in an amount equal to the present value of the lease payments over the term of the lease, calculated using the interest rate implicit in the lease arrangement or, if not known, the Company's incremental borrowing rate. The present value of a ROU asset also includes any lease payments made prior to commencement of the lease and excludes any lease incentives received or to be received under the arrangement. The lease term includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases that have original terms of less than 12 months, inclusive of options to extend that are reasonably certain to be exercised, are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets are recorded as noncurrent assets on the consolidated balance sheet. The corresponding liabilities are recorded as operating lease liabilities, either current or noncurrent, as applicable, on the consolidated balance sheet. Operating lease costs are recognized on a straight-line basis over the lease term within operations and maintenance or general and administrative expenses based on the use of the related ROU asset.
Debt
The Company records its debt balances net of any discounts or premiums and issuance fees. Discounts and premiums are amortized as interest expense or income over the life of the debt in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period. Debt issuance costs are amortized as interest expense over the scheduled maturity of the debt. Unamortized debt issuance costs are recognized as direct deduction from the carrying of the related debt in the consolidated balance sheet.
Asset Retirement Obligations
Asset retirement obligations, including those conditioned on future events, are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset in the same period. In each subsequent period, the liability is accreted to its present value, and the capitalized cost is depreciated over the EUL of the long-lived asset. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s asset retirement obligation represents the cost the Company would incur to perform environmental clean-up or dismantle certain portions of the Facility.
Warrants
Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. For warrants that meet the definition of debt instruments, the Company records the warrant liabilities at fair value as of the issuance date and recognizes changes in the fair value of the warrants each reporting period within other income (expense). For warrants that meet the definition of equity instruments, the Company records the warrants at fair value as of the issuance date within stockholders' equity.
Derivative Contracts
In accordance with guidance on accounting for derivative instruments and hedging activities, all derivatives should be recognized at fair value. Derivatives, or any portion thereof, that are not designated as, and effective as, hedges must be adjusted to fair value through earnings. Derivative contracts are classified as either assets or liabilities on the consolidated balance sheets. Certain contracts that require physical delivery may qualify or be designated as normal purchases and normal sales. Such contracts are accounted for on an accrual basis.
The Company may use derivative instruments to mitigate its exposure to various energy commodity market risks. The Company does not enter into any derivative contracts or similar arrangements for speculative or trading purposes. The Company will, at times, sell its forward unhedged electricity capacity to stabilize its future operating margins. As of December 31, 2023, and 2022, there were no open energy commodity derivatives outstanding.
The Company may also use derivative instruments to mitigate the risks of Bitcoin market pricing volatility. The Company entered into a variable prepaid forward sale contract that mitigated Bitcoin market pricing volatility risks between a low and high collar of Bitcoin market prices during the contract term, which settled in September 2022. The contract met the definition of a derivative transaction pursuant to guidance under ASC 815, Derivatives and Hedging, and the contract was considered a compound derivative instrument that required fair value presentation subject to remeasurement each reporting period. The changes in fair value of the forward sale derivative were recorded in the consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2023, and 2022, there were no open Bitcoin derivatives outstanding.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
Step 1: Identify the contract with the customer;
Step 2: Identify the performance obligations in the contract;
Step 3: Determine the transaction price;
Step 4: Allocate the transaction price to the performance obligations in the contract; and
Step 5: Recognize revenue when the company satisfies the performance obligations.
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. Per ASC 606, a performance obligation meets the definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The Company’s policies with respect to its revenue streams are detailed below.
Cryptocurrency Mining Revenue
The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with mining pool operators to provide computing power and perform hash computations for the mining pool operators. The contracts are terminable at any time by either party without penalty, and therefore, the duration of the contracts does not extend beyond the services already transferred. The Company’s enforceable right to compensation begins when, and lasts as long as, the Company performs hash computations for the mining pool operator. Given the cancellation terms of the contracts with mining pool operators, and our customary business practice, such contracts effectively provide the option to renew for successive contract terms continuously throughout each day. The customer's renewal option does not represent a material right because the terms are offered at the standalone selling price of computing power. The terms of the agreement provide that neither party can dispute settlement terms after thirty-five days following settlement. In exchange for performing hash computations for the mining pool operator, the Company is entitled to either:
1.a Full-Pay-Per-Share ("FPPS") payout of Bitcoin based on a contractual formula (less mining pool operator fees which are immaterial and are recorded as a reduction to cryptocurrency mining revenues), which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, multiplied by the daily network block subsidies awarded globally and the normalized network transaction fee for the day. The normalized network transaction fee is calculated as the total network transaction fees divided by the total network block subsidies, excluding the blocks that represent the three highest and three lowest transaction fees for the day. The Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The contract is in effect until terminated by either party.
•The consideration is all variable. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the payout based on the contractual formula, revenue is recognized, and noncash consideration is measured at fair value at contract inception. Fair value of the cryptocurrency asset consideration is determined using the quoted spot price of Bitcoin on the Company's primary trading platform for Bitcoin at the end of the day of contract inception (i.e., 4:00pm EST each day) at the single Bitcoin level. This amount is recognized in revenue on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception and when hash rate is provided.
Or:
2.     a Pay-Per-Share ("PPS") payout of a fractional share of the fixed Bitcoin award the mining pool operator receives (less mining pool operator fees which are immaterial and are recorded as a reduction to cryptocurrency mining revenues) for successfully adding a block to the blockchain. The Company’s fractional share of the Bitcoin award is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
•Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception. Subsequently, the Company also determines when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty or "constraint" associated with the variable consideration is subsequently resolved. Only when a significant revenue reversal is probable of not occurring can estimated variable consideration be included in revenue. Based on the Company's evaluation of likelihood and magnitude of a revenue reversal, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and the number of Bitcoin to which the Company is entitled becomes known (i.e., the mining pool operator successfully places a block by being the first to solve an algorithm and the Company receives confirmation of the consideration it will receive). Revenue is recognized on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception.
As of and for the year ended December 31, 2023, the Company participated in one mining pool, which utilized the FPPS payout methodology. As of and for the year ended December 31, 2022, the Company participated in three mining pools, which also utilized the FPPS payout methodology.
Performing hash computations for the mining pool operator is an output of the Company’s ordinary activities. The provision of providing such computing power to perform hash computations is the only performance obligation in the Company’s contracts with mining pool operators. There is no significant financing component in these transactions.
Cryptocurrency Hosting Revenue
The Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per MWh (“Contract Capacity”). This amount is paid monthly in advance. Amounts used in excess of the Contract Capacity are billed monthly based on calculated formulas as contained in the contracts. If any shortfalls occur due to outages, make-whole payment provisions contained in the contracts are used to offset the billings to the customer which prevented them from cryptocurrency mining. Advanced payments and customer deposits are recorded as contract liabilities in the consolidated balance sheet.
The Company recognizes revenue over time throughout the terms of the underlying hosting agreements. The consideration is variable. Cryptocurrency hosting revenues are comprised of the following two components: (i) the variable cost-of-power fee that is earned each month consistent with the performance of the hosting services (i.e., supplying electrical power and Internet access to the Bitcoin miners provided by customers); and (ii) the Company's portion of the Bitcoin mined.
The Company’s only performance obligation is to supply electrical power and Internet access (i.e., hosting services) to the Bitcoin miners provided by its cryptocurrency mining customers in accordance with the terms of the hosting agreements. Beyond power supply and Internet access, these hosting services also include racking infrastructure, general maintenance and operations as instructed in writing by the customer, ambient cooling, and miner reboots; however, none of these ancillary hosting services are significant or capable of being distinct per ASC 606-10-25-19(a), and therefore, only one performance obligation exists under the hosting agreements.
The Company also shares in the Bitcoin mined from the miners provided by its hosting customers. This separate transaction price is denominated in Bitcoin and recognized in revenue in accordance with our accounting policy described above regarding cryptocurrency mining revenues because the Company considers the mining portion of its cryptocurrency hosting revenues a separate contract between the Company and its mining pool operators. Because it is probable that a significant reversal of cumulative revenue will not occur and the Company is able to calculate the FPPS payout based on the contractual formula, revenue is recognized, and noncash consideration is measured at fair value at contract inception. Fair value of the cryptocurrency asset consideration is determined using the quoted spot price of Bitcoin on the Company's primary trading platform for Bitcoin at the end of the day of contract inception (i.e., 4:00pm EST each day) at the single Bitcoin level. This amount is recognized in revenue on the same day that control of the contracted service transfers to the mining pool, which is the same day as contract inception and when hash rate is provided.
Neither the Company nor the customer can cancel or terminate the hosting agreements without penalty before the initial terms elapse. In such a period-to-period contract, the contract term does not extend beyond the period that can be cancelled without penalty. Furthermore, the options to renew for additional one-year periods are not material rights because they are offered at the standalone selling price of electrical power.
For the years ended December 31, 2023, and 2022, the Company recognized $294,789 and $0 of revenues, respectively, that were included in contract liabilities at the beginning of each period.
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

Energy revenue is recognized over time as energy volumes are generated and delivered to the RTO (which is contemporaneous with generation), using the output method for measuring progress. The Company applies the invoice practical expedient in recognizing energy revenue. Under the invoice practical expedient, energy revenue is recognized based on the invoiced amount which is considered equal to the value provided to the customer for the Company’s performance obligation completed to date.
Prior to June 2022, the Plants were committed as "capacity resources" through the annual Base Residual Auction process. In this process, a generator agrees to support the PJM capacity market and, if called upon, is required to deliver its power to the market and receive a capped selling price based on pricing published in the day ahead market. In return for this committed capacity that is deliverable on demand to support the reliability of the PJM grid, generators receive additional capacity revenue on a monthly basis. As the Bitcoin mining opportunity grew for Stronghold Inc., being a capacity resource increasingly prevented the Company from being able to consistently power its mining operation when PJM called for the capacity. Beginning in June 2022, the Company withdrew from its capacity commitment and the Plants became "energy resources" able to sell power to the grid in the real-time, location marginal pricing market or use that power for its data centers.
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
Waste Coal Tax Credits
Waste coal tax credits are issued by the Commonwealth of Pennsylvania. Facilities that generate electricity by using coal refuse for power generation, control acid gases for emission control, and use the ash produced to reclaim mining-affected sites are eligible for such credits. Proceeds related to these credits are recorded upon cash receipt and accounted for as a reduction to fuel costs within operating expenses. For the years ended December 31, 2023, and 2022, waste coal tax credits reduced fuel expenses in the consolidated statements of operations by $2,861,829 and $1,836,823, respectively.
Renewable Energy Credits
The Company uses coal refuse, which is classified as a Tier II Alternative Energy Source under Pennsylvania law, to produce energy to sell to the open market (i.e., “the grid”). A third party acts as the benefactor, on behalf of the Company, in the open market and is invoiced as renewable energy credits ("RECs") are realized. These credits are recognized as a contra-expense within operating expenses to offset the fuel costs incurred to produce this refuse. For the years ended December 31, 2023, and 2022, RECs reduced fuel expenses in the consolidated statements of operations by $19,212,021 and $9,960,655, respectively.
Ash Sales
The Company sells fly ash and scrubber material collected, which are by-products from its coal refuse reclamation used as fuel. The Company realized waste ash sales of $123,178 and $51,453 for the years ended December 31, 2023, and 2022, respectively, which has been recorded as other operating revenues in the consolidated statements of operations.
Legal Costs
Legal costs expected to be incurred in connection with loss contingencies are accrued when such costs are probable and estimable.

Stock-Based Compensation
For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity-classified awards include the issuance of stock options, restricted stock units (“RSUs”) and performance share units ("PSUs"). For stock options, the fair value is determined by the Black-Scholes option pricing model and is expensed over the service or vesting period. For RSUs, the fair value is equal to the closing price of the Company's Class A common stock on Nasdaq on the date of grant and is expensed over the service or vesting period. For PSUs, the fair value is determined based on the underlying market or performance conditions and expensed over the performance period when it is probable that the conditions will be achieved.
Earnings Per Common Share
Basic earnings (loss) per share of common stock (“EPS”) is computed by dividing net income (loss) by the weighted average number of Class A shares of common stock outstanding or shares subject to exercise for a nominal value during the period. Diluted EPS reflects the potential dilution that could occur if securities, or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, calculated using the treasury stock method. The computation of diluted EPS would not assume the exercise of an outstanding stock award or warrant if the effect on the EPS would be antidilutive. Similarly, the computation of diluted EPS would not assume the exercise of outstanding stock awards and warrants if the Company incurred a net loss since the effect on EPS would be antidilutive. Since the Company incurred a net loss for the years ended December 31, 2023, and 2022, basic and diluted net loss per share are the same for each of the years then ended.
Income Taxes
The Company is organized as an “Up-C” structure in which substantially all of the assets and business of the consolidated entity are held by the Company through its subsidiaries, and the Company’s sole material asset consists of its equity interest in Stronghold LLC. For U.S. federal and applicable state income tax purposes, the portion of the Stronghold LLC’s net income or loss allocable to the Company is subject to corporate income taxation at the U.S. federal and applicable state rates.
The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in operations in the period that includes the enactment date. A valuation allowance is required when it is "more likely than not" that deferred income tax assets will not be realized after considering all positive and negative evidence available. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740, Income Taxes ("ASC 740") and potential limitations imposed by Section 382 of the Internal Revenue Code of 1986 (as amended, the "Code") on the utilization of tax losses.
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
Stronghold LLC and certain of its subsidiaries are structured as flow-through entities that are not generally subject to income taxation at the entity level, but instead, the taxable income or loss of such subsidiaries is allocated to and included in the income tax returns of their direct or indirect owners, including the Company. Application of ASC 740 to these entities results in no recognition of U.S. federal or state income taxes at the entity level. The portion of such subsidiaries’ taxable income or loss that is allocable to the Company will increase the Company’s taxable income or loss and be accounted for under ASC 740 by the Company.

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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. Although early adoption is permitted, this new guidance becomes effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact of adopting this new guidance on its interim and annual consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other - Crypto Assets (Subtopic 350-60), which requires all entities holding crypto assets that meet certain requirements to subsequently measure those in-scope crypto assets at fair value, with the remeasurement recorded in net income. Among other things, the new guidance also requires separate presentation of (i) the gain or loss associated with remeasurement of crypto assets on the income statement and (ii) crypto assets from other intangible assets on the balance sheet. Before this new guidance, crypto assets were generally accounted for as indefinite-lived intangible assets, which follow a cost-less-impairment accounting model that only reflects decreases, but not increases, in the fair value of crypto assets holdings until sold. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The Company expects the cumulative adjustment to increase retained earnings as of January 1, 2024, by approximately $0.1 million, as a result of adopting this guidance in 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. Although early adoption is permitted, this new guidance becomes effective for annual periods beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and related disclosures.

NOTE 2 – DIGITAL CURRENCIES
As of December 31, 2023, the Company held an aggregate amount of $3,175,595 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the years ended December 31, 2023, and 2022:

	For the years ended
	December 31, 2023	December 31, 2022
Digital currencies at beginning of period	109,827	10,417,865
Additions of digital currencies	62,236,771	58,763,565
Realized gain on sale of digital currencies	967,995	1,102,220
Impairment losses	(910,029)	(8,339,660)
Proceeds from sale of digital currencies	(59,228,969)	(57,274,268)
Collateral sold to close derivative	—	(4,559,895)
Digital currencies at end of period	$3,175,595	$109,827
Given the existence of a quoted price for Bitcoin on active markets, the Company exercises its unconditional option to bypass the qualitative assessment for its indefinite-lived digital currency assets and proceed directly to performing a quantitative impairment test. Using the lowest quoted prices for Bitcoin each day during the periods presented in the table above, the Company performed quantitative impairment tests on its digital currencies and recognized impairment losses of $910,029 and $8,339,660 for the years ended December 31, 2023, and 2022, respectively.
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

NOTE 3 – INVENTORY
Inventory consisted of the following components as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Waste coal	$4,066,201	$4,147,369
Limestone	72,969	180,696
Fuel oil	57,642	143,592
Inventory	$4,196,812	$4,471,657

NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).
The total equipment deposits of $8,000,643 as of December 31, 2023, represents cash paid for the following 5,000 miner assets that have been delivered to the Company during the first quarter of 2024: (i) 1,100 MicroBT Whatsminer M50 miners; (ii) 2,800 Bitmain Antminer S19k Pro miners; and (iii) 1,100 Canaan Avalon A1346 miners.
In September 2023, the Company evaluated the MinerVa Semiconductor Corp ("MinerVa") equipment deposits for impairment under the provisions of ASC 360, Property, Plant and Equipment. The Company is pursuing legal action through the dispute resolution process, which represents an indicator for impairment per ASC 360-10-35-21, as the Company no longer expects equipment deliveries. As a result, the Company impaired the remaining MinerVa equipment deposits balance of $5,422,338 in the third quarter of 2023.
During 2022, due to continual delays in the anticipated delivery date of the remaining MinerVa miners, which ultimately resulted in the Company's declaration of an impasse and adherence to the dispute resolution provision of the MinerVa purchase agreement, the Company undertook a test for recoverability under ASC 360-10-35-29 and a further discounted fair value analysis in accordance with ASC 820, Fair Value Measurement. The difference between the discounted fair value of the MinerVa equipment deposits and the carrying value resulted in the Company recording an impairment charge of $12,228,742 in the first quarter of 2022 and an additional $5,120,000 in the fourth quarter of 2022.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following components as of December 31, 2023, and 2022:

	Useful Lives (Years)	December 31, 2023	December 31, 2022
Electric plant	10 – 60	$67,063,626	$66,295,809
Strongboxes and power transformers	8 – 30	54,588,284	52,318,704
Machinery and equipment	5 – 20	16,222,214	18,131,977
Rolling stock	5 – 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 – 3	88,445,931	81,945,396
Computer hardware and software	2 – 5	100,536	17,196
Vehicles and trailers	2 – 7	658,500	659,133
Leasehold Improvements	2 – 3	2,992,845	—
Construction in progress	Not Depreciable	11,562,170	19,553,826
Asset retirement cost	10 – 30	580,452	580,452
		242,475,558	239,763,493
Accumulated depreciation and amortization		(97,832,787)	(72,558,812)
Property, plant and equipment, net		$144,642,771	$167,204,681
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized, transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $11,562,170 as of December 31, 2023, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $35,415,286 and $47,235,344 for the years ended December 31, 2023, and 2022, respectively, including depreciation of assets under finance leases of $484,704 and $406,411 for the respective years then ended. The gross value of assets under finance leases and the related accumulated amortization approximated $2,797,265 and $1,420,736 as of December 31, 2023, respectively, and $2,890,665 and $1,074,091 as of December 31, 2022, respectively.
Based on the Company’s analysis of impairment triggering events in accordance with ASC 360, Property, Plant and Equipment, the Company's property, plant and equipment assets were recoverable as of December 31, 2023; however, impairment indicators existed throughout 2022, and as of December 31, 2022, that resulted in impairments on miner assets of $40,683,112 for the year then ended December 31, 2022.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Accrued legal and professional fees	$733,115	$1,439,544
Accrued interest	22,101	1,343,085
Accrued sales and use tax	5,660,028	5,150,659
Accrued plant utilities and fuel	3,505,203	—
Accrued salaries and benefits	—	285,300
Other	867,448	674,660
Accrued liabilities	$10,787,895	$8,893,248

NOTE 7 – DEBT
Total debt consisted of the following as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
$499,520 finance lease loan, with interest at 2.74%, due February 2024.	$26,522	$124,023
$499,895 finance lease loan, with interest at 3.20%, due November 2023.	—	121,470
$517,465 finance lease loan, with interest at 4.79%, due November 2024.	158,027	339,428
$119,000 finance lease loan, with interest at 7.40%, due December 2026.	119,000	—
$585,476 finance lease loan, with interest at 4.99%, due November 2025.	345,665	513,334
$431,825 finance lease loan, with interest at 7.60%, due April 2024.	31,525	121,460
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	51,060,896	56,114,249
$33,750,000 Convertible Note, with interest at 10.00%, due May 2024.	—	16,812,500
$92,381 finance lease loan, with interest at 1.49%, due April 2026.	56,470	79,249
$64,136 finance lease loan, with interest at 11.85%, due May 2024.	13,795	39,056
$196,909 finance lease loan, with interest at 6.49%, due October 2025.	134,845	184,895
$60,679 finance lease loan, with interest at 7.60%, due March 2025.	48,672	—
$3,500,000 Promissory Note, with interest at 7.50% due October 2025.	3,000,000	—
$1,184,935 Promissory Note, due June 2024.	592,468	—
$552,024 Promissory Note, due July 2024.	552,024	—
Total outstanding borrowings	$56,139,909	$74,449,664

Current portion of long-term debt, net of discounts and issuance fees	7,936,147	17,422,546
Long-term debt, net of discounts and issuance fees	$48,203,762	$57,027,118
WhiteHawk Refinancing Agreement
On October 27, 2022, the Company entered into a secured credit agreement (the “Credit Agreement”) with WhiteHawk Finance LLC ("WhiteHawk") to refinance an existing equipment financing agreement, dated June 30, 2021, by and between Stronghold Digital Mining Equipment, LLC and WhiteHawk (the “WhiteHawk Financing Agreement”). Upon closing, the Credit Agreement consisted of approximately $35.1 million in term loans and approximately $23.0 million in additional commitments.
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made a loan prepayment of $250,000 during the year ended December 31, 2023, in addition to two amortization payments totaling $3,230,523 during December 2023 that were not due until the third quarter of 2024. Refer to Note 22 – Subsequent Events for additional details. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of and for the year ended December 31, 2023.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk

Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.25% for the year ended December 31, 2023.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Purchasers”) of the Company’s Amended and Restated 10% Notes (the “Amended May 2022 Notes”), providing for the exchange of the Amended May 2022 Notes (the “Exchange Agreement”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the transactions contemplated under the Exchange Agreement were consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of $28,960,947 during the first quarter of 2023.
Bruce & Merrilees Promissory Note
On March 28, 2023, the Company and Stronghold LLC entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 300,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released ten (10) 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims. Simultaneous with the B&M Settlement, the Company and each of its subsidiaries entered into a subordination agreement with B&M and WhiteHawk Capital pursuant to which all obligations, liabilities and indebtedness of every nature of the Company and each of its subsidiaries owed to B&M shall be subordinate and subject in right and time of payment, to the prior payment of full of the Company's obligation to WhiteHawk Capital pursuant to the Credit Agreement. This subordination agreement became effective on March 28, 2023, with the Second Amendment to the Credit Agreement.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default had occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) had been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of December 31, 2023, the Company paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of December 31, 2023, the Company paid $592,467 of the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant.
Future scheduled maturities on the outstanding borrowings for each of the next five years as of December 31, 2023, are as follows:

Years ending December 31:
2024	$7,936,147
2025	48,151,254
2026	52,508
2027	—
2028 and thereafter	—
Total outstanding borrowings	$56,139,909

NOTE 8 – OPERATING LEASE ROU ASSETS AND LIABILITIES
The Company leases storage and office space, information technology equipment, and certain machinery and equipment used in the operation of the Company's coal refuse power generation facilities.
The gross value of operating lease ROU assets and the related accumulated amortization totaled $3,003,705 and $1,530,958, respectively, in the consolidated balance sheet as of December 31, 2023.
The current and noncurrent portions of the Company's operating lease liabilities as of December 31, 2023, were as follows:

December 31, 2023
Current portion of operating lease liabilities	$788,706
Long-term operating lease liabilities	776,079
Total operating lease liabilities	$1,564,785
Future operating lease payments for each of the next five years as of December 31, 2023, are as follows:

Years ending December 31:
2024	$917,971
2025	613,026
2026	226,557
2027	—
2028 and thereafter	—
Total operating lease payments (undiscounted)	1,757,554
Less: amount representing interest	(192,769)
Total operating lease payments (discounted)	$1,564,785
For the years ended December 31, 2023, and 2022, total operating lease costs amounted to $628,885 and $731,924, respectively. At December 31, 2023, the weighted-average remaining lease term approximated 1.95 years, and the weighted-average discount rate approximated 7.75%. Cash paid for amounts included in the measurement of operating lease liabilities totaled $496,998 for the year ended December 31, 2023, and was classified as operating cash flows in the consolidated statement of cash flows for the year then ended.

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
The Company expensed $855,605 and $733,458 for the years ended December 31, 2023 and 2022 respectively, associated with coal purchases from CVS, which is included in fuel expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly-owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expires December 31, 2023. The Company expensed $3,139,414 and $3,121,423 for the years ended December 31, 2023, and 2022, respectively, which is included in fuel expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
Fuel purchases under these agreements for the years ended December 31, 2023, and 2022, were as follows:

	December 31, 2023	December 31, 2022
Coal Purchases:
Northampton Fuel Supply Company, Inc.	$3,139,414	$3,121,423
Coal Valley Sales, LLC	855,605	733,458
Total	$3,995,019	$3,854,881
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2021, the Company entered into the Fuel Management Agreement (the “Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $929,942 and $1,697,850 for the years ended December 31, 2023, and 2022, respectively, which is included in operations and maintenance expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
Scrubgrass Fuel Services LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly-owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $374,944 and $780,410 for the years ended December 31, 2023 and 2022, respectively, which is included in operations and maintenance expense in the consolidated statements of operations. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services currently provides certain operations and maintenance services to Stronghold LLC and currently employs certain personnel to operate the Panther Creek Plant and the Scrubgrass Plant. Stronghold LLC reimburses Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services shall be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Panther Creek Plant and Scrubgrass Plant, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred until 2023. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This is a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $669,095 and $1,086,649 for the years ended December 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary of the effective date. The Company expensed $1,856,501 and $1,697,850 for the years ended December 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
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
Scrubgrass Energy Services LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly-owned subsidiary of Olympus Services LLC which, in turn, is a wholly-owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $2,269,290 and $6,476,968 for the years ended December 31, 2023, and 2022, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of December 31, 2023, and 2022, below.
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
In April 2023, as part of the compensation pursuant to the Spence Consulting Agreement, Mr. Spence also received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which has been recorded as stock-based compensation for the year ended December 31, 2023, within general and administrative expense in the consolidated statement of operations.
Warrants
On September 13, 2022, the Company entered into a Securities Purchase Agreement with Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 60,241 shares of Class A common stock and warrants to purchase 60,241 shares of Class A common stock, at an initial exercise price of $17.50 per share, subsequently amended to $10.10 per share and, in January 2024, to $7.51 per share. Refer to Note 16 – Equity Issuances for additional details.
Additionally, on April 20, 2023, Mr. Beard invested $1.0 million in exchange for 100,000 shares of Class A common stock and 100,000 pre-funded warrants. Refer to Note 16 – Equity Issuances for additional details.
Amounts due to related parties as of December 31, 2023, and 2022, were as follows:

	December 31, 2023	December 31, 2022
Due to related parties:
Coal Valley Properties, LLC	$—	$134,452
Q Power LLC	—	500,000
Coal Valley Sales, LLC	433,195	—
Panther Creek Operating LLC	14,511	—
Panther Creek Energy Services LLC	—	10,687
Panther Creek Fuel Services LLC	—	53,482
Northampton Generating Fuel Supply Company, Inc.	226,951	594,039
Olympus Power LLC and other subsidiaries	44,181	78,302
Scrubgrass Energy Services LLC	—	4,087
Scrubgrass Fuel Services LLC	—	—
Totals	$718,838	$1,375,049

NOTE 10 – CONCENTRATIONS
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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. The Company’s significant credit risk is primarily concentrated with CES. Over the course of 2022, the Company transitioned entirely to CES from Direct Energy Business Marketing, LLC. CES accounted for approximately 97% of the Company's energy operations segment revenues for the year ended December 31, 2023. Additionally, CES accounted for approximately 100% of the Company’s accounts receivable balance as of December 31, 2022, including approximately $5.1 million which CES received from PJM on the Company's behalf and forwarded to the Company upon receipt during the third quarter of 2023. During 2023, the Company was notified of updated calculations from PJM and a FERC settlement with various parties that were assessed penalties for failing to deliver on capacity commitments during the performance assessment interval of December 2022. As a result, the Company recorded a decrease in the value of accounts receivable of $1,867,506 within general and administrative expense related to expected reduced bonus payments in the consolidated statement of operations for the year ended December 31, 2023.
Approximately 11% of the Company's total revenue for the year ended December 31, 2023, was derived from services provided to one customer.

Approximately 17% and 17% of the Company's fuel expenses were purchased from two related parties for the years ended December 31, 2023, and 2022, respectively. See Note 9 – Related-Party Transactions for further information.

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Commitments:
As discussed in Note 4 – Equipment Deposits, the Company has entered into various equipment contracts to purchase miners. Most of these contracts required a percentage of deposits upfront and subsequent payments to cover the contracted purchase price of the equipment. Details of the outstanding purchase agreement with MinerVa are summarized below.
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of December 31, 2023, there were no remaining deposits owed.
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
As of December 31, 2023, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. The aggregate purchase price does not include shipping costs, which are the responsibility of the Company and shall be determined at which time the miners are ready for shipment. As disclosed in Note 4 – Equipment Deposits, the Company is pursuing legal action through the dispute resolution process, and as a result, the Company no longer expects equipment deliveries.
Contingencies:
The Company experiences routine litigation in the normal course of business. Management is of the opinion that none of this routine litigation will have a material adverse effect on the Company’s reported financial position or results of operations. The Company is involved in various legal proceedings as described below.
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
Federal Energy Regulatory Commission ("FERC") Matters
On November 19, 2021, Scrubgrass received a notice of breach from PJM Interconnection, LLC alleging that Scrubgrass breached Interconnection Service Agreement – No. 1795 (the “ISA”) by failing to provide advance notice to PJM Interconnection, LLC and Mid-Atlantic Interstate Transmission, LLC pursuant to ISA, Appendix 2, section 3, of modifications made to the Scrubgrass Plant. On December 16, 2021, Scrubgrass responded to the notice of breach and respectfully disagreed that the ISA had been breached. On January 7, 2022, Scrubgrass participated in an information gathering meeting with representatives from PJM regarding the notice of breach and continued to work with PJM regarding the dispute, including conducting a necessary study agreement with respect to the Scrubgrass Plant. On January 20, 2022, the Company sent PJM a letter regarding the installation of a resistive computational load bank at the Panther Creek Plant. On March 1, 2022, the Company executed a necessary study agreement with respect to the Panther Creek Plant.
PJM’s investigation and discussions with the Company regarding the notice of breach at the Scrubgrass Plant and the Panther Creek Plant are ongoing, including with respect to interim procedures, until the Company receives revised Interconnect Service Agreements for the Scrubgrass Plant and the Panther Creek Plant. Stronghold does not expect to make any material payments related to any resettlements of prior billing statements. The Company continues to expect to source electricity for its computational load banks from the Scrubgrass and Panther Creek Plants; however, Stronghold expects that, until the revised Interconnect Service Agreements are finalized and potentially thereafter, the Company will pay retail rates for electricity that is imported from the grid should it be unable to fully supply power to the computational load banks.
On May 11, 2022, the Division of Investigations of the FERC Office of Enforcement (“OE”) informed the Company that the OE was conducting a non-public preliminary investigation concerning Scrubgrass’ compliance with various aspects of the PJM tariff. The OE requested that the Company provide certain information and documents concerning Scrubgrass’ operations by June 10, 2022. On July 13, 2022, after being granted an extension to respond by the OE, the Company submitted a formal response to the OE’s request. Since the Company submitted its formal response to the OE’s request, the Company has had further discussions with the OE regarding the Company’s formal response. The OE’s investigation, and discussions between the OE and the Company, regarding potential instances of non-compliance is continuing. The Company does not believe that the PJM notice of breach, the Panther Creek necessary study agreement, discussions regarding other potential issues related to the computational load bank, or the preliminary investigation by the OE will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with certainty the final outcome of these proceedings.
Shareholder Securities and Derivative Lawsuits
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York (Winter v. Stronghold Digital Mining, Case No. 1:22-cv-3088). On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint, alleging that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. The amended complaint also alleged violations of Section 12 of the Securities Act based on alleged false or misleading statements in the Company’s prospectus related to its initial public offering. On December 19, 2022, the Company filed a motion to dismiss, which the court largely denied on August 10, 2023. On September 8, 2023, the Court entered a Case Management Order, which set a number of case deadlines, including the completion of all discovery by April 21, 2025. On January 19, 2024, the Court granted the motion of one co-lead plaintiff to withdraw from the case (leaving one plaintiff remaining). Plaintiff filed a motion for class certification on February 19, 2023 and
Defendants’ response to the motion is due on June 10, 2023. The defendants continue to believe the allegations in the complaint are without merit and intend to defend the suit vigorously.
On September 5, 2023, and September 15, 2023, respectively, purported shareholders of the Company filed two derivative actions in the United States District Court for the Southern District of New York (Wilson v. Beard, Case No. 1:23-cv-7840, and Navarro v. Beard, Case No. 1:23-cv-08714) against certain of our current and former directors and officers, and the Company as a nominal defendant. The shareholders generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the putative Winter securities class action, and assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and for contribution under Section 11 of the Securities Act and Section 21D of the Securities Exchange Act of 1934. The two cases were consolidated on October 24, 2023 under the case name In Re Stronghold Digital Mining, Inc., Stockholder
Derivative Litigation (the “Consolidated Derivative Action”). On November 21, 2023 the Court entered an order staying the Consolidated Derivative Action pending a ruling on the motion for class certification in the putative Winter securities class action. The defendants believe the allegations in the Consolidated Derivative Action are without merit and intend to defend the suits vigorously.

On November 14, 2023, and February 4, 2024, respectfully, purported shareholders of the Company filed two additional derivative actions in the United States District Court for the Southern District of New York (Parker v. Beard, Case No. 23 Civ. 10028 and Bruno v. Beard, Case No. 24 Civ. 798) against certain of our current and former directors and officers, and the Company as a nominal defendant. These lawsuits assert substantially the same claims and allegations as the Wilson and Navarro complaints. Plaintiff in the Bruno action had previously served a books and records demand, as well as an investigation/litigation demand, on the Company making similar allegations. On February 13, 2024, Plaintiffs in the Consolidated Derivative Action contacted the Court, taking the position that the Parker and Bruno cases should be consolidated into the Consolidated Derivative Action. The result of such consolidation would be that the Parker and Bruno cases would be similarly stayed pending further proceedings in the putative Winter securities class action. The application for consolidation remains pending.
Mark Grams v. Treis Blockchain, LLC, Chain Enterprises, LLC, Cevon Technologies, LLC, Stronghold Digital Mining, LLC, David Pence, Michael Bolick, Senter Smith, Brian Lambretti and John Chain
On May 4, 2023, Stronghold Digital Mining, LLC, a subsidiary of the Company (“Stronghold”), was named as one of several defendants in a complaint filed in the United States District Court for the Middle District of Alabama Eastern Division (the “Grams Complaint”). The Grams Complaint alleges that certain Bitcoin miners the Company purchased from Treis Blockchain, LLC (“Treis”) in December 2021 contained firmware that is alleged to have constituted “trade secrets” owned by Grams. Principally, the Grams Complaint included allegations of misappropriation of these alleged trade secrets.
The Company believes that the allegations against it and its subsidiaries in the Grams Complaint are without merit and intends to vigorously defend the suit. To that end, the Company has entered into a joint defense agreement with Treis and the other named defendants. The Company has also entered into a tolling agreement with Treis. The Company filed a motion to dismiss the case for lack of personal jurisdiction on June 23, 2023. On October 6, 2023, Grams filed an Amended Complaint, to which the Company filed a renewed Motion to Dismiss for Lack of Personal Jurisdiction, or in the Alternative to Transfer the Case to the District of South Carolina, in addition to a renewed Motion to Dismiss several causes of action alleged in the Amended Complaint. On December 8, 2023, the Company filed its reply to Plaintiff’s response to Motion to Transfer or Alternatively to Dismiss Pursuant to Rule 12(b)(2). The Company does not believe the Grams Complaint will have a material adverse effect on the Company’s reported financial position or results of operations.
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

John W. Krynock v. Panther Creek Fuel Services, LLC c/o Olympus Power
On June 2, 2023, Panther Creek Fuel Services, LLC, an affiliate of the Company was named as a defendant in a Federal Black Lung Case under Title IV of the Federal Coal Mine Health and Safety Act of 1969. The Plaintiff previously settled a state law claim with a predecessor in interest of the Company. The Company denies any liability in connection with the claim and intends to defend the suit vigorously. The Company does not believe that the claim will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with any certainty the outcome of these proceedings.
Department of Environmental Protection
On November 9, 2023, the Company entered into a Consent Order and Agreement (“COA”) with the Commonwealth of Pennsylvania, Department of Environmental Protection (“DEP”). Pursuant to the COA, the DEP found that a July 5, 2022, inspection of the Company’s Scrubgrass Plant observed that coal ash at the Scrubgrass Plant exceeded the capacity of the permitted ash conditioning area as approved by the DEP on September 12, 2007. The COA found that the Scrubgrass Plant’s storage of excess waste coal ash violated certain provisions of the Solid Waste Management Act and Pennsylvania Code, among other items. Pursuant to the COA, Scrubgrass must pay a civil penalty in the amount of $28,800, in two equal installments within ninety (90) days of entry into the COA. The Company made the first payment to the DEP on November 10, 2023. The terms of the COA also require the Company to remove (i) a minimum of 80,000 tons of excess waste coal ash by November 9, 2024, (ii) 160,000 aggregate tons of excess waste coal ash by November 9, 2025, (iii) 220,000 aggregate tons of excess waste coal ash by November 9, 2026, and (iv) all remaining excess waste coal ash by November 9, 2027, such that the ash conditioning area is consistent with the specifications accepted by the DEP on September 7, 2007. Beginning on January 24, 2024, the Company is to provide quarterly progress reports to the DEP. In connection with the COA, the Company has had preliminary discussions with the Pennsylvania Public Utilities Commission (“PUC”) and the DEP regarding potential resettlement or forfeiture of Pennsylvania Tier II Alternative Energy Credits during any period of non-compliance, expected to be limited to July 5-22, 2022. In February of 2024, the Company retired 25,968 Alternative Energy Credits reflective of the amount of credits generated during the period of non-compliance from July 5-22, 2022. On December 15, 2023, the Scrubgrass Creek Watershed Association filed a Notice of Appeal to the Environmental Hearing Board regarding the COA (the “COA Appeal”). The Company does not believe the COA, COA Appeal or discussions with the PUC will have a material adverse effect on the Company’s reported financial position or results of operations.

NOTE 12 – REDEEMABLE COMMON STOCK
Class V common stock represented 17.8% and 45.1% ownership of Stronghold LLC, as of December 31, 2023, and 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by our stockholders generally, and a redemption right into Class A shares. Refer to Note 13 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of December 31, 2023.
The Company recorded redeemable common stock as presented in the table below.

	Common – Class V
	Shares	Amount
Balance – December 31, 2022	2,605,760	$11,754,587
Net loss attributable to noncontrolling interest	—	(30,428,749)
Redemption of Class V shares	(200,000)	(1,210,000)
Maximum redemption right valuation	—	40,300,278
Balance – December 31, 2023	2,405,760	$20,416,116

NOTE 13 – NONCONTROLLING INTERESTS
The Company is the sole managing member of Stronghold LLC and, as a result, consolidates the financial results of Stronghold LLC and reports a noncontrolling interest representing the common units of Stronghold LLC held by Q Power. Changes in the Company's ownership interest in Stronghold LLC, while the Company retains its controlling interest, are accounted for as redeemable common stock transactions. As such, future redemptions or direct exchanges of common units of Stronghold LLC by Q Power will result in changes to the amount recorded as noncontrolling interest. Refer to Note 12 – Redeemable Common Stock, which describes the redemption rights of the noncontrolling interest.
The noncontrolling interest representing the common units of Stronghold LLC held by Q Power represented 17.8% and 45.1% ownership of Stronghold LLC, as of December 31, 2023, and 2022, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.
The following table summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the year ended December 31, 2023:

	Class V Common Stock Outstanding	Fair Value Price	Redeemable Common Stock Adjustments
Balance – December 31, 2022	2,605,760	$4.51	$11,754,587
Net loss attributable to noncontrolling interest	—		(30,428,749)
Redemption of Class V shares	(200,000)		(1,210,000)
Adjustment of redeemable common stock to redemption amount (1)	—		40,300,278
Balance – December 31, 2023	2,405,760	$8.49	$20,416,116
(1) Redeemable common stock adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 14 – STOCK-BASED COMPENSATION
On October 19, 2021, the board of directors of the Company (the "Board") and the stockholders of the Company approved a new long-term incentive plan the Stronghold Digital Mining, Inc. Omnibus Incentive Plan (the “New LTIP”) for employees, consultants and directors. The New LTIP provides for the grant of options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock units ("RSUs"), dividend equivalents, other stock-based awards, and substitute awards intended to align the interests of service providers, including our named executive officers, with those of our stockholders. Pursuant to the New LTIP, the remaining shares of Class A common stock under the prior long-term incentive plan that was effective April 28, 2021, that were reserved and available for delivery, were assumed and reserved for issuance under the New LTIP. In addition, the New LTIP raised the aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the plan to not exceed 4,752,000 shares. As of October 19, 2021, the Company now grants all equity-based awards under the New LTIP. On January 18, 2023, the stockholders of the Company approved an amendment to the New LTIP to increase the amount of shares of Class A common stock available for delivery with respect to awards by 6,000,000 shares. The numbers of shares available under the New LTIP was proportionately reduced to reflect the Reverse Stock Split.
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

Stock-Based Compensation
Stock-based compensation expense, including share-based expenses associated with non-employee directors, was $9,238,826 and $13,890,350 for the years ended December 31, 2023, and 2022, respectively, and is included in general and administrative expense in the consolidated statements of operations. There is no tax benefit related to stock compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets as of December 31, 2023.
The Company recognized total stock-based compensation expense for the years ended December 31, 2023, and 2022, from the following categories:

	For the years ended
	December 31, 2023	December 31, 2022
Restricted stock awards under the Plan	$7,167,680	$3,592,641
Stock option awards under the Plan	2,071,146	10,297,709
Total stock-based compensation expense	$9,238,826	$13,890,350
Stock Options
There were no stock options granted during 2023. The following are the weighted-average assumptions used in calculating the fair value of the total stock options granted during 2022 using the Black-Scholes method.

December 31, 2022
Weighted-average fair value of options granted	$102.10
Expected volatility	125.85%
Expected life (in years)	5.81
Risk-free interest rate	1.69%
Expected dividend yield	0%
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
As of December 31, 2023, the total future compensation expense related to unvested options not yet recognized in the consolidated statements of operations was approximately $787,683, and the weighted-average period over which these awards are expected to be recognized is approximately 0.52 years.

The following table summarizes the Company's stock option activity for the years ended December 31, 2023, and 2022.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	337,908	$89.10	9.61	$30,906,003
Granted	20,597	106.10	9.11	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled / Forfeited	(3,500)	180.60	8.68	—
Outstanding at December 31, 2022	355,005	$90.30	9.00	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(25,203)	82.02	7.59	—
Cancelled / Forfeited	(248,370)	93.96	7.63	—
Outstanding at December 31, 2023	81,432	$82.44	7.59	$—
Shares vested and expected to vest	81,432	$82.44	7.59	$—
Exercisable as of December 31, 2023	68,136	$82.67	7.58	$—
RSUs
The following table summarizes the Company's RSU activity for the years ended December 31, 2023, and 2022.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	6,074	$111.00
Vested	(31,996)	53.60
Granted	168,711	37.60
Cancelled / Forfeited	(836)	38.80
Unvested at December 31, 2022	141,953	$43.50
Vested	(82,795)	22.49
Granted	547,178	8.38
Cancelled / Forfeited	(53,692)	36.02
Unvested at December 31, 2023	552,644	$6.93
The value of RSUs are measured based on their fair value on the date of grant and amortized over their respective vesting periods. As of December 31, 2023, total future compensation expense related to unvested RSUs not yet recognized in the consolidated statements of operations was approximately $2,735,625, and the weighted-average vesting period over which these awards are expected to be recognized is approximately 1.02 years.

NOTE 15 – WARRANTS
The following table summarizes outstanding warrants as of December 31, 2023, and 2022, and activity for the years then ended.

Number of Warrants
Outstanding as of January 1, 2022	29,780
Issued	2,139,356
Exercised	(581,625)
Outstanding as of December 31, 2022	1,587,511
Issued	5,403,347
Exercised	(1,712,873)
Outstanding as of December 31, 2023	5,277,985
B&M Warrant
On March 28, 2023, as part of the B&M Settlement described in Note 7 – Debt, the Company issued a stock purchase warrant to B&M providing for the right to purchase from the Company 300,000 shares of Class A common stock, par value

$0.0001 per share, at an exercise price of $0.001 per warrant share. As of and during the year ended December 31, 2023, all 300,000 shares of Class A common stock available for purchase pursuant to the B&M Warrant were exercised.
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
On August 16, 2022, the Company amended the note and warrant purchase agreement, such that $11.25 million of the outstanding principal was exchanged for the execution of an amended and restated warrant agreement pursuant to which the strike price of the 631,800 warrants was reduced from $25.00 to $0.10. Refer to Note 16 – Equity Issuances for additional details.
During the year ended December 31, 2023, 230,000 warrants issued in connection with the May 2022 Private Placement, or subsequent transactions associated with the unsecured convertible promissory notes, were exercised.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice Capital Master Fund Ltd. ("Armistice") and Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 227,435 and 60,241 shares of Class A common stock, respectively, and warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an initial exercise price of $17.50 per share. Refer to Note 16 – Equity Issuances for additional details. As part of the transaction, Armistice purchased the pre-funded warrants for 272,565 shares of Class A common stock at a purchase price of $16.00 per warrant. The pre-funded warrants have an exercise price of $0.001 per warrant share.
In April 2023, the Company, Armistice and Mr. Beard entered into amendments to, among other things, adjust the strike price of the remaining outstanding warrants from $17.50 per share to $10.10 per share. In December 2023, the Company and Armistice entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029. Furthermore, in January 2024, the Company and Mr. Beard entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.51 per share. Refer to Note 16 – Equity Issuances for additional details.
As of and during the year ended December 31, 2023, the pre-funded warrants for 272,565 shares of Class A common stock have been exercised.
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and the Company's Chief Executive Officer, Greg Beard, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (the “April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock. In December 2023, the Company and the institutional investor entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029. Refer to Note 16 – Equity Issuances for additional details.
As of and during the year ended December 31, 2023, the pre-funded warrants for 433,340 shares of Class A common stock have been exercised.
December 2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $6.71 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $7.00 per share (the “ December

2023 Private Placement”). Pursuant to the Securities Purchase Agreement, the institutional investor invested $15.4 million in exchange for an aggregate of 2,300,000 shares of Class A common stock and pre-funded warrants at a price of $6.71 per share equivalent. Further, the institutional investor received warrants exercisable for 2,300,000 shares of Class A common stock. Refer to Note 16 – Equity Issuances for additional details.

NOTE 16 – EQUITY ISSUANCES
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
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. As of December 31, 2023, 5,990 shares of the Series C Preferred Stock remain outstanding following the Series D Exchange Agreement described below.
As of December 31, 2023, the Company incurred $1,221,339 of offering costs which has been capitalized within additional paid-in capital in the consolidated balance sheet.
Series D Exchange Agreement
On November 13, 2023, the Company consummated a transaction (the “Series D Exchange Transaction”) pursuant to an exchange agreement, dated November 13, 2023 (the “Series D Exchange Agreement”) with Adage Capital Partners, LP (the “Holder”) whereby the Company issued to the Holder an aggregate of 15,582 shares of a newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. The Series D Preferred Stock contains substantially similar terms as the Series C Preferred Stock except with respect to a higher conversion price. The Series D Exchange Agreement contains representations, warranties, covenants, releases, and indemnities customary for transactions of this type, as well as certain trading volume restrictions. As a result of the Series D Exchange Transaction, the Company recorded a deemed contribution of $20,492,568 resulting from the extinguishment of 15,582 shares of Series C Preferred Stock associated with the Series D Exchange Transaction. The deemed contribution represents the difference between the carrying value of the existing Series C Preferred Stock and the estimated fair value of the newly-issued Series D Preferred Stock. As of December 31, 2023, 7,610 shares of the Series D Preferred Stock remain outstanding after conversions of 7,972 shares of Series D Preferred Stock for 1,481,409 shares of Class A common stock during the fourth quarter of 2023. Subsequent to December 31, 2023, the remaining 7,610 shares of Series D Convertible Preferred Stock have been converted to 1,414,117 shares of Class A common stock.
As of and for the year ended December 31, 2023, the Company incurred $148,904 of offering costs which has been capitalized within additional paid-in capital in the consolidated balance sheet.
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the consolidated statements of operations. The fair value of the warrant liabilities was estimated as of December 31, 2023, using a Black-Scholes model with significant inputs as follows:

December 31, 2023
Expected volatility	131.6%
Expected life (in years)	6
Risk-free interest rate	3.8%
Expected dividend yield	0%
Fair value	$3,665,457
In connection with the closing of the December 2023 Private Placement (discussed below), the Company and Armistice entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029. Furthermore, in January 2024, the Company and Mr. Beard entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.51 per share.

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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the consolidated statements of operations. The fair value of the warrant liabilities was estimated as of December 31, 2023, using a Black-Scholes model with significant inputs as follows:

December 31, 2023
Expected volatility	131.6%
Expected life (in years)	6
Risk-free interest rate	3.8%
Expected dividend yield	0%
Fair value	$6,571,494
Additionally, as previously disclosed, the Company entered into Securities Purchase Agreements with the September 2022 Private Placement Purchasers for, in part, warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an exercise price of $17.50 per share. On April 20, 2023, the Company and the September 2022 Private Placement Purchasers entered into amendments to, among other things, adjust the strike price of the warrants from $17.50 per share to $10.10 per share. In connection with the closing of the December 2023 Private Placement (discussed below), the Company and the institutional investor entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $10.10 per share to $7.00 per share and extend the expiration date through December 31, 2029.
As of and for the year ended December 31, 2023, the Company incurred $175,000 of offering costs which has been capitalized within additional paid-in capital in the consolidated balance sheet.
December 2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $6.71 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $7.00 per share (the “ December 2023 Private Placement”). Pursuant to the Securities Purchase Agreement, the institutional investor invested $15.4 million in exchange for an aggregate of 2,300,000 shares of Class A common stock and pre-funded warrants at a price of $6.71 per share equivalent. Further, the institutional investor received warrants exercisable for 2,300,000 shares of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the December 2023 Private Placement, before deducting offering expenses, was approximately $15.4 million. The December 2023 Private Placement closed on December 21, 2023. As of and for the year ended December 31, 2023, the Company incurred $50,592 of offering costs which has been accrued and capitalized within additional paid-in capital in the consolidated balance sheet.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the consolidated statements of operations. The fair value of the warrant liabilities was estimated as of December 31, 2023, using a Black-Scholes model with significant inputs as follows:

December 31, 2023
Expected volatility	131.6%
Expected life (in years)	5.5
Risk-free interest rate	3.8%
Expected dividend yield	0%
Fair value	$14,973,478
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
During the year ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million less sales commissions of approximately , for net proceeds of approximately $11.2 million. Subsequent to December 31, 2023, and as of February 29, 2024, no additional shares have been sold under the ATM Agreement. As of and for the year ended December 31, 2023, the Company incurred $388,106 of offering costs which has been capitalized within additional paid-in capital in the consolidated balance sheet.

NOTE 17 – SEGMENT REPORTING
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

	For the years ended
	December 31, 2023	December 31, 2022
OPERATING REVENUES:
Energy Operations	$7,466,255	$51,000,381
Cryptocurrency Operations	67,500,045	59,223,437
Total operating revenues	$74,966,300	$110,223,818
NET OPERATING LOSS:
Energy Operations	$(37,718,403)	$(38,992,034)
Cryptocurrency Operations	(24,718,062)	(108,274,121)
Total net operating (loss) income	$(62,436,465)	$(147,266,155)
OTHER EXPENSE [A]	(39,389,028)	(47,905,812)
NET LOSS	$(101,825,493)	$(195,171,967)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(5,337,828)	$(5,189,071)
Cryptocurrency Operations	(30,077,458)	(42,046,273)
Total depreciation and amortization	$(35,415,286)	$(47,235,344)
INTEREST EXPENSE:
Energy Operations	$(481,124)	$(100,775)
Cryptocurrency Operations	(9,365,235)	(13,810,233)
Total interest expense	$(9,846,359)	$(13,911,008)
CAPITAL EXPENDITURES:
Energy Operations	$932,898	$1,735,392
Cryptocurrency Operations	14,982,500	79,295,111
Total capital expenditures	$15,915,398	$81,030,503
[A] The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income/(losses) and consolidated income before taxes. Refer to the accompanying consolidated statements of operations for further details.
For the years ended December 31, 2023, and 2022, the loss on disposal of fixed assets, realized gain on sale of digital currencies, realized gain (loss) on sale of miner assets, impairments on miner assets, impairments on digital currencies, and impairments on equipment deposits recorded in the consolidated statements of operations were entirely attributable to the Cryptocurrency Operations segment.

Total assets by energy operations and cryptocurrency operations as of December 31, 2023, and 2022, are presented in the table below.

	December 31, 2023			December 31, 2022
	Energy Operations	Cryptocurrency Operations	Total	Energy Operations	Cryptocurrency Operations	Total
Cash and cash equivalents	$231,108	$3,983,505	$4,214,613	$693,805	$12,602,898	$13,296,703
Digital currencies	—	3,175,595	3,175,595	—	109,827	109,827
Accounts receivable	485,956	21,073	507,029	10,628,570	208,556	10,837,126
Due from related parties	97,288	—	97,288	73,122	—	73,122
Prepaid insurance	1,893,524	1,893,524	3,787,048	2,438,967	2,438,968	4,877,935
Inventory	4,196,812	—	4,196,812	4,471,657	—	4,471,657
Other current assets	433,612	1,241,472	1,675,084	—	1,975,300	1,975,300
Equipment deposits	—	8,000,643	8,000,643	—	10,081,307	10,081,307
Property, plant and equipment, net	41,538,240	103,104,531	144,642,771	45,645,205	121,559,476	167,204,681
Land	1,748,440	—	1,748,440	1,748,440	—	1,748,440
Road bond	299,738	—	299,738	211,958	—	211,958
Operating lease right-of-use assets	494,601	978,146	1,472,747	1,045,365	673,672	1,719,037
Security deposits	348,888	—	348,888	348,888	—	348,888
Other noncurrent assets	43,488	127,000	170,488	—	—	—
	$51,811,695	$122,525,489	$174,337,184	$67,305,977	$149,650,004	$216,955,981

NOTE 18 – EARNINGS (LOSS) PER SHARE
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the years ended December 31, 2023, and 2022.

	For the years ended
	December 31, 2023	December 31, 2022
Numerator:
Net loss	$(101,825,493)	$(195,171,967)
Less: net loss attributable to noncontrolling interest	(30,428,749)	(105,910,737)
Plus: Deemed contribution from exchange of Series C convertible preferred stock	20,492,568	—
Net loss attributable to Stronghold Digital Mining, Inc.	$(50,904,176)	$(89,261,230)
Denominator:
Weighted average number of Class A common shares outstanding	6,821,173	2,584,907
Basic net loss per share	$(7.46)	$(34.53)
Diluted net loss per share	$(7.46)	$(34.53)
Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted net loss per share for the years ended December 31, 2023, and 2022, because their inclusion would be anti-dilutive. The following table summarizes the potentially dilutive impact of such securities.

	December 31, 2023	December 31, 2022
Stock options	68,136	172,182
RSUs	1,659	31,996
Warrants (excluding those with a $0.01 exercise price)	3,865,910	571,850
Series C Preferred Stock not yet exchanged for shares of Class A common stock	1,497,500	—
Series D Preferred Stock not yet exchanged for shares of Class A common stock	1,414,117	—
Class V common shares not yet exchanged for shares of Class A common stock	2,405,760	2,605,760
Total potentially dilutive securities	9,253,082	3,381,788
The impact of the deemed contribution resulting from the extinguishment of shares of Series C Preferred Stock associated with the Series D Exchange Transaction, as described above in Note 16 – Equity Issuances, has been excluded from the computation of diluted earnings per share for the year ended December 31, 2023, because the impact would be anti-

dilutive. Subsequent to December 31, 2023, the remaining 7,610 shares of Series D Convertible Preferred Stock were converted to 1,414,117 shares of Class A common stock.

NOTE 19 – INCOME TAXES
The Company entered into a Tax Receivable Agreement (“TRA”) with Q Power and an agent named by Q Power on April 1, 2021, (to which an additional holder was subsequently joined as an additional “TRA Holder” on March 14, 2023), pursuant to which the Company will pay the TRA Holders 85% of the realized (or, in certain circumstances, deemed realized) cash tax savings attributable to any increases in tax basis arising from taxable exchanges of units and certain other items.
For the year ended December 31, 2023, the Company's equity issuances and other transactions resulted in adjustments to the tax basis of Stronghold LLC's assets. Such adjustments to tax basis, which were allocated to Stronghold Inc., are expected to increase Stronghold Inc.’s tax depreciation, amortization and/or other cost recovery deductions, which may reduce the amount of tax Stronghold Inc. would otherwise be required to pay in the future. No cash tax savings have been realized by Stronghold Inc. with respect to these basis adjustments due to the Company’s estimated taxable losses, and the realization of cash tax savings in the future is dependent, in part, on estimates of sufficient future taxable income. As such, a deferred income tax asset has not been recorded due to maintaining a valuation allowance on the Company’s deferred tax assets, and no liability has been recorded with respect to the TRA in light of the applicable criteria for accrual.
Estimating the amount and timing of Stronghold Inc.’s realization of income tax benefits subject to the TRA is imprecise and unknown at this time and will vary based on a number of factors, including when future redemptions actually occur and the extent to which the Company has sufficient taxable income to utilize any such benefits. Accordingly, the Company has not recorded any deferred income tax asset or liability associated with the TRA.
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
For the years ended December 31, 2023, and 2022, the Company’s total income tax provision (benefit) of $0 differed from amounts computed by applying the U.S. federal income tax rate to pre-tax losses for the periods primarily due to the nontaxable net losses attributable to noncontrolling interests and due to maintaining a valuation allowance on the Company’s deferred income tax assets.
The components of the provision for income taxes for the years ended December 31, 2023, and 2022, were as follows:

For the years ended
	December 31, 2023	December 31, 2022
Current income tax provision expense (benefit):
Federal	$—	$—
State	—	—
Total current income tax provision expense (benefit)	$—	$—
Deferred income tax provision expense (benefit):
Federal	$—	$—
State	—	—
Total deferred income tax provision expense (benefit)	$—	$—
Total income tax provision expense (benefit)	$—	$—
The provision for income taxes differs from the amounts computed by applying the U.S. federal income tax rate to pre-tax losses. A reconciliation of the statutory federal income tax amount to the recorded income tax provision (benefit) expense is detailed in the following table.

	For the years ended
	December 31, 2023	December 31, 2022
Income tax provision (benefit) expense at 21% federal statutory rate	$(21,383,354)	$(40,986,113)
Income attributable to nontaxable noncontrolling interest	6,390,037	22,241,255
State income tax provision (benefit) expense, net of federal tax effect	(2,731,180)	(3,495,720)
Change in valuation allowance	17,280,477	20,934,443
Change in state income tax rate	—	1,430,670
Other, net	444,020	(124,535)
Total income tax provision (benefit) expense	$—	$—
Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2023, and 2022, were as follows:

	December 31, 2023	December 31, 2022
Deferred income tax assets (liabilities):
Net operating loss and other carryforwards	$22,519,017	$25,852,100
Investment in Stronghold LLC	32,482,953	15,068,075
Total deferred income tax assets	$55,001,970	$40,920,175
Valuation allowance	(55,001,970)	(40,920,175)
Net deferred tax assets	$—	$—
Net deferred income tax assets (liabilities)	$—	$—
As of December 31, 2023, and 2022, the Company and its subsidiaries had no net deferred income tax assets or liabilities. Subsequent to the Company’s reorganization in 2021, deferred taxes are provided on the difference between the Company’s basis for financial reporting purposes and the Company's basis for federal income tax purposes in its investment in Stronghold LLC.
On July 8, 2022, the state of Pennsylvania enacted HB 1342 (Act 53), which includes a gradual reduction to the state corporate income tax rate to 4.99% over the 2023 through 2031 period. The Company considered the impact of this legislation in the period of enactment and reduced the gross amount of its Pennsylvania deferred income tax assets to take into account the reduced statutory rate. There was no impact to deferred income tax expense or net deferred income tax assets due to the valuation allowance recorded against the Company’s deferred income tax assets.
As of December 31, 2023, no deferred income tax asset or liability has been recorded with respect to the Company’s TRA with Q Power and other parties thereto because any tax benefits subject to the TRA would be a component of a deferred income tax asset not more likely than not to be realized, as discussed further herein. The Company has not yet realized cash tax savings with respect to any tax benefits subject to the TRA, due to the Company’s estimated taxable losses.
As of December 31, 2023, the Company had U.S. federal net operating loss and interest expense carryforwards of approximately $90.3 million, which may be carried forward indefinitely to offset future taxable income, and state net operating loss carryforwards of approximately $76.1 million expiring in 2042 if not used. The Company incurred a tax net operating loss in 2023 due principally to Stronghold LLC’s tax deductions for accelerated depreciation, in addition to its pre-tax loss. As of December 31, 2023, the Company did not have any uncertain tax positions requiring recognition in its consolidated financial statements. The 2021 through 2023 tax years for the Company and the 2018 through 2023 tax years for Clearfield and Leesburg remain open to potential examination by tax authorities.
As of December 31, 2023, and 2022, the Company had a valuation allowance of approximately $55.0 million and $40.9 million, respectively, related to deferred income tax assets the Company does not believe are more likely than not to be realized. The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740. Factors contributing to this assessment included the Company’s cumulative and current losses, as well as the evaluation of other sources of income as outlined in ASC 740. In addition, as of December 31, 2022, the Company determined that it sustained an ownership change as defined by Section 382 of the Code, which subjected the Company’s pre-change net operating losses and other carryforwards to annual limitation. Generally, the amount of the limitation is equal to the value of the company's stock immediately prior to the ownership change multiplied by an interest rate, referred to as the long-term tax-exempt rate, periodically promulgated by the IRS. The Company estimated that the amount of its losses generated prior to the ownership change that may be used annually subsequent to the change was approximately $2.1 million. Such annual limit may significantly impact the timing of utilization of the Company’s federal and state losses and other carryforwards.

The Company continues to evaluate the likelihood of the utilization of its deferred income tax assets, and, while the valuation allowance remains in place, the Company expects to record no deferred income tax expense or benefit. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of December 31, 2023, and 2022.

NOTE 20 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the years ended December 31, 2023, and 2022, were as follows:

	For the years ended
	December 31, 2023	December 31, 2022
Income tax payments	$—	$—
Interest payments	$9,562,034	$9,636,505
Supplemental non-cash investing and financing activities consisted of the following for the years ended December 31, 2023, and 2022:

	For the years ended
	December 31, 2023	December 31, 2022
Equipment financed with debt	$1,303,935	$—
McClymonds arbitration award – paid by Q Power	—	5,038,122
Purchases of property, plant and equipment through finance leases	60,679	938,902
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	10,582	6,614,671
Operating lease right-of-use assets exchanged for lease liabilities	291,291	630,831
Reclassifications from deposits to property, plant and equipment	4,658,970	63,363,287
Convertible note payment via warrants	—	3,340,078
Redemption of Series A convertible preferred units	—	33,529,837
Return of miners to settle debt	—	39,008,651
Issued as part of financing:
Warrants – WhiteHawk	—	1,150,000
Warrants – convertible note	—	6,604,881
Warrants – April 2023 Private Placement	8,882,914	—
Warrants – December 2023 Private Placement	13,548,834	—
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	16,812,500	—
Extinguishment of accrued interest	655,500	—
Issuance of Series C convertible preferred stock, net of issuance costs	45,386,944	—
B&M Settlement:
Warrants – B&M	1,739,882	—
Return of transformers to settle outstanding payable	6,007,500	—
Issuance of B&M Note	3,500,000	—
Elimination of accounts payable	11,426,720	—
Financed insurance premiums	5,386,695	5,484,449
Class A common stock issued to settle outstanding payables or accrued liabilities	1,044,774	—
Exchange of Series C convertible preferred stock for Series D convertible preferred stock	20,492,568	—

NOTE 21 – FAIR VALUE
The Company's warrant liabilities are measured at fair value on a recurring basis, as discussed in detail in Note 16 – Equity Issuances. The Company's non-financial assets, including Bitcoin, operating lease right-of-use assets, and property, plant and equipment, are measured at fair value on a nonrecurring basis when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
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
Applying the market price of one Bitcoin on December 31, 2023, of $42,531 to the Company’s approximately 77 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of approximately $3,274,887 as of December 31, 2023. For the comparative period, applying the market price of one Bitcoin on December 31, 2022, of $16,548 to the Company’s approximately 7 Bitcoin held, results in an estimated fair value of the Company’s Bitcoin of approximately $115,836 as of December 31, 2022. The valuation of Bitcoin held is classified in Level 1 of the fair value hierarchy as it is based on quoted prices in active markets for identical assets.

NOTE 22 – SUBSEQUENT EVENTS
Champion Electricity Sales and Purchase Agreements and Transaction Addendums
On February 29, 2024, each of the Company's wholly owned subsidiaries, Scrubgrass and Panther Creek entered into Electricity Sales and Purchase Agreements (collectively, the “ESPAs”) and Transaction Addendums (collectively, the “Addendums”) with Champion Energy Services, LLC (“Champion”). Pursuant to the ESPAs and Addendums, Champion will provide retail electricity to Scrubgrass and Panther Creek at a competitive contract price that includes wholesale real-time power prices, ancillary and delivery services charges, and applicable taxes. To effectuate the Addendums, Scrubgrass and Panther Creek each delivered to Champion a deposit in the amount of $425,000 on March 4, 2024. The Addendums are in existence through March of 2027, subject to the terms and conditions stated in the ESPAs and Addendums. The Company independently estimates the cost of power under the ESPAs will be approximately $10-12/MWh, including all ancillary charges and taxes, plus the cost of wholesale power, assuming prices range from $10-40/MWh.
Third Amendment to the WhiteHawk Credit Agreement
On February 15, 2024, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered a Third Amendment to Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other items, (i) the Company was permitted to purchase the December 2023 Purchase Miners (as defined under the Third Amendment), so long as the December 2023 Purchase Miners were purchased from cash proceeds of the December 2023 Equity Raise (as defined under the Third Amendment) and such December 2023 Purchase Miners are collateral, (ii) WhiteHawk Capital waived certain prepayment requirements of the Credit Agreement with respect to cash proceeds of the December 2023 Equity Raise, subject to WhiteHawk Capital's receipt of $3,230,523, which amount represents amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 30, 2024, (iii) two (2) 115kV to 13.8kV – 30/40/50 MVA transformers and two (2) 145kV SF6 breakers previously purchased by the Company were added to the defined term Permitted Disposition; and (iv) the Company’s minimum liquidity requirement was amended to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000.
Termination of Olympus Omnibus Services Agreement
On November 2, 2021, Stronghold LLC and Olympus Stronghold Services, LLC (“Olympus Services”) entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”), whereby Olympus Services was to provide certain operations, personnel and maintenance services to the Company and its affiliates. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Annual Meeting of Stockholders
Our 2024 Annual Meeting of Stockholders is currently expected to be held on June 18, 2024 (the "2024 Annual Meeting of Stockholders").

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Financial Code of Ethics (“Code of Ethics”) which is applicable to all of our employees, including our principal executive officer, financial officer and accounting officer, or persons performing similar functions. The Code of Ethics is posted on our website at www.strongholddigitalmining.com. In the event that we make any amendments to, or waivers from, the Code of Ethics, we will disclose the amendment or waiver, and the reasons for such, on our website.
The names of the directors and executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of this Annual Report on Form 10-K. The other information required by this Item 10 is incorporated herein by reference to the information that will be contained in our Proxy Statement related to the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our Proxy Statement related to the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our Proxy Statement related to the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our Proxy Statement related to the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our Proxy Statement related to the 2024 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the report:

(1) Financial Statements

See the table of contents under "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual report on Form 10-K above for the list of financial statements filed as part of this report.

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

3.4
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on May 19, 2023).

3.5
Certificate of Designation of the Series D Convertible Preferred Stock of Stronghold Digital Mining, Inc., filed with the Secretary of State of the State of Delaware, effective November 13, 2023 (incorporated by reference to Exhibit 3.5 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on November 14, 2023).

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

4.6
Stock Purchase Warrant, dated as of March 28, 2023, between Stronghold Digital Mining, Inc. and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

4.7	Form of Warrant, dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).
4.8
Pre-funded Warrant, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

4.9	Form of Warrant, dated December 22, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 22, 2023).
4.10
Form of Pre-funded Warrant, dated December 22, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 22, 2023).

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

10.56†*	First Amendment to the Stronghold Digital Mining, Inc. Omnibus Incentive Plan, effective January 18, 2023.
10.57
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

10.58
Registration Rights Agreement, dated February 20, 2023, by and among Stronghold Digital Mining, Inc., Adage Capital Partners, LP, Continental General Insurance Company and Parallaxes Capital Opportunity Fund IV, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 24, 2023).

10.59†
Indemnification Agreement, dated March 7, 2023, by and between Stronghold Digital Mining, Inc. and Thomas Doherty (incorporated by reference to Exhibit 10.58 of the Registrant's Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023).

10.60
Board Observer Agreement, dated March 27, 2023, by and between Stronghold Digital Mining, Inc. and WhiteHawk Capital Partners LP (incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023).

10.61
Joinder to Tax Receivable Agreement, dated March 14, 2023, by and among Stronghold Digital Mining, Inc., Q Power LLC and Gregory A. Beard as Agent (incorporated by reference to Exhibit 10.60 of the Registrant's Annual Report on Form 10-K (File No. 001-40931) filed on April 3, 2023.

10.62
Settlement Agreement and Mutual Release, dated as of March 28, 2023, by and among Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.63
Promissory Note, dated as of March 28, 2023, between Stronghold Digital Mining Holdings, LLC and Bruce-Merrilees Electric Co. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.64
Subordination Agreement, dated as of March 28, 2023, between WhiteHawk Capital Partners LP, Bruce-Merrilees Electric Co., Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC as Borrower, and each subsidiary of the Borrower listed therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 3, 2023).

10.65
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

10.66¥
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

10.67
Registration Rights Agreement, dated April 21, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on April 24, 2023).

10.68†
Restricted Stock Unit Grant Agreement, dated as of March 15, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

10.69†
Restricted Stock Unit Grant Agreement, dated as of March 15, 2023, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith (incorporated by reference to Exhibit 10.14 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

10.70
Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

10.71
Amendment to Securities Purchase Agreement, dated April 20, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on May 12, 2023).

10.72
Frontier Mining Managed Services Agreement, dated October 13, 2013, by and between Stronghold Digital Mining, Inc., Stronghold Digital Mining LLC and Frontier Outpost 8, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on October 16, 2023).

10.73†
Employment Agreement, dated September 6, 2023, by and between Stronghold Digital Mining, Inc. and Gregory A. Beard (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on November 14, 2023).

10.74
Exchange Agreement, dated as of November 13, 2023, by and among Stronghold Digital Mining, Inc., and Adage Capital Partners, LP (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on November 14, 2023).

10.75
Registration Rights Agreement, dated as of November 13, 2023, by and among Stronghold Digital Mining, Inc., and Adage Capital Partners, LP (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on November 14, 2023).

10.76¥
Securities Purchase Agreement, dated December 21, 2023, by and between Stronghold Digital Mining, Inc. and the purchase listed on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on December 22, 2023).

10.77
Registration Rights Agreement, dated December 22, 2023, by and between Stronghold Digital Mining, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-276446) filed on January 9, 2024).

10.78
Third Amendment to Credit Agreement, dated as of February 15, 2024, by and among Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC as Borrower, each subsidiary of the Borrower listed as a Guarantor therein, WhiteHawk Finance LLC and/or its affiliates or designees and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 16, 2024).

10.79
Termination and Release Agreement, dated as of February 13, 2024, by and among Stronghold Digital Mining Holdings, LLC and Olympus Stronghold Services, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on February 16, 2024).

21.1*	List of subsidiaries of Stronghold Digital Mining, Inc.
23.1*	Consent of Urish Popeck & Co., LLC, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the Signatures page of this Form 10-K).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97*	Incentive-Based Compensation Recovery Policy
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

STRONGHOLD DIGITAL MINING, INC.
(registrant)

Date: March 8, 2024	By:	/s/ Matthew J. Smith
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

Name	Title	Date
/s/ Gregory A. Beard	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2024
Gregory A. Beard

/s/ Matthew J. Smith	Chief Financial Officer (Principal Financial Officer)	March 8, 2024
Matthew J. Smith

/s/ Sarah P. James	Director	March 8, 2024
Sarah P. James

/s/ Thomas J. Pacchia	Director	March 8, 2024
Thomas J. Pacchia

/s/ Indira Agarwal	Director	March 8, 2024
Indira Agarwal

/s/ Thomas R. Trowbridge, IV	Director	March 8, 2024
Thomas R. Trowbridge, IV

/s/ Thomas Doherty	Director	March 8, 2024
Thomas Doherty