Form 10-Q
period 2024-03-31
Stronghold Digital Mining, Inc.
filed 2024-05-08
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had outstanding 12,965,392 shares of Class A common stock, par value $0.0001 per share, 5,990 shares of Series C convertible preferred stock, par value $0.0001 per share, 0 shares of Series D convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$7,537,607	$4,214,613
Digital currencies	2,704	3,175,595
Accounts receivable	1,739,187	507,029
Inventory	4,085,923	4,196,812
Prepaid insurance	2,391,206	3,787,048
Due from related parties	97,288	97,288
Other current assets	2,215,805	1,675,084
Total current assets	18,069,720	17,653,469
Equipment deposits	—	8,000,643
Property, plant and equipment, net	144,269,680	144,642,771
Operating lease right-of-use assets	1,283,338	1,472,747
Land	1,748,440	1,748,440
Road bond	299,738	299,738
Security deposits	348,888	348,888
Other noncurrent assets	170,488	170,488
TOTAL ASSETS	$166,190,292	$174,337,184
LIABILITIES:
Accounts payable	$11,510,296	$11,857,052
Accrued liabilities	9,599,950	10,787,895
Financed insurance premiums	1,513,704	2,927,508
Current portion of long-term debt, net of discounts and issuance fees	12,058,049	7,936,147
Current portion of operating lease liabilities	729,821	788,706
Due to related parties	619,947	718,838
Total current liabilities	36,031,767	35,016,146
Asset retirement obligation	1,089,471	1,075,728
Warrant liabilities	13,532,709	25,210,429
Long-term debt, net of discounts and issuance fees	43,153,392	48,203,762
Long-term operating lease liabilities	639,586	776,079
Contract liabilities	67,244	241,420
Total liabilities	94,514,169	110,523,564
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 2,405,760 shares issued and outstanding as of March 31, 2024, and December 31, 2023.	9,704,926	20,416,116
Total redeemable common stock	9,704,926	20,416,116
STOCKHOLDERS’ EQUITY:
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 12,900,076 and 11,115,561 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.	1,290	1,112
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 5,990 shares issued and outstanding as of March 31, 2024, and December 31, 2023.	1	1
Series D convertible preferred stock; $0.0001 par value; 15,582 shares authorized; 0 and 7,610 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.	—	1
Accumulated deficits	(314,994,985)	(331,647,755)
Additional paid-in capital	376,964,891	375,044,145
Total stockholders' equity	61,971,197	43,397,504
Total redeemable common stock and stockholders' equity	71,676,123	63,813,620
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$166,190,292	$174,337,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING REVENUES:
Cryptocurrency mining	$21,291,058	$11,297,298
Cryptocurrency hosting	5,457,529	2,325,996
Energy	700,067	2,730,986
Capacity	—	859,510
Other	73,531	52,425
Total operating revenues	27,522,185	17,266,215
OPERATING EXPENSES:
Fuel	7,410,828	7,414,014
Operations and maintenance	8,241,725	8,440,923
General and administrative	6,598,346	8,468,755
Depreciation and amortization	9,514,654	7,722,841
Loss on disposal of fixed assets	—	91,086
Realized gain on sale of digital currencies	(624,107)	(326,768)
Unrealized gain on digital currencies	(1,227)	—
Realized gain on sale of miner assets	(36,012)	—
Impairments on digital currencies	—	71,477
Total operating expenses	31,104,207	31,882,328
NET OPERATING LOSS	(3,582,022)	(14,616,113)
OTHER INCOME (EXPENSE):
Interest expense	(2,263,409)	(2,383,913)
Loss on debt extinguishment	—	(28,960,947)
Changes in fair value of warrant liabilities	11,677,720	(714,589)
Other	10,000	15,000
Total other income (expense)	9,424,311	(32,044,449)
NET INCOME (LOSS)	$5,842,289	$(46,660,562)
NET INCOME (LOSS) attributable to noncontrolling interest	918,287	(18,119,131)
NET INCOME (LOSS) attributable to Stronghold Digital Mining, Inc.	$4,924,002	$(28,541,431)
NET INCOME (LOSS) attributable to Class A common shareholders:
Basic	$0.35	$(6.52)
Diluted	$0.35	$(6.52)
Weighted average number of Class A common shares outstanding:
Basic	13,989,820	4,375,614
Diluted	13,989,820	4,375,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 31, 2024
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2024	5,990	$1	7,610	$1	11,115,561	$1,112	$(331,647,755)	$375,044,145	$43,397,504
Impact of Adoption of ASU 2023-08 (Note 1)	—	—	—	—	—	—	99,292	—	99,292
Net income attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	4,924,002	—	4,924,002
Net income attributable to noncontrolling interest	—	—	—	—	—	—	918,287	—	918,287
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	10,711,189	—	10,711,189
Stock-based compensation	—	—	—	—	—	—	—	1,939,120	1,939,120
Vesting of restricted stock units	—	—	—	—	370,398	37	—	(37)	—
Conversion of Series D preferred stock	—	—	(7,610)	(1)	1,414,117	141	—	(18,337)	(18,197)
Balance – March 31, 2024	5,990	$1	—	$—	12,900,076	$1,290	$(314,994,985)	$376,964,891	$61,971,197

	Three Months Ended March 31, 2023
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	—	31,710,217	$3,171	$(240,443,302)	$323,465,275	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(28,541,431)	—	(28,541,431)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(18,119,131)	—	(18,119,131)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(3,744,632)	—	(3,744,632)
Stock-based compensation	—	—	—	—	—	—	—	2,449,324	2,449,324
Vesting of restricted stock units	—	—	—	—	508,319	51	—	(51)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	5,002,650	501	—	(228)	273
Issuance of Series C convertible preferred stock	23,102	2	—	—	—		—	45,386,944	45,386,946
Conversion of Series C preferred stock	(1,530)	—	—	—	3,825,000	382	—	(382)	—
Balance – March 31, 2023	21,572	$2	—	$—	41,046,186	$4,105	$(290,848,496)	$373,040,764	$82,196,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,842,289	$(46,660,562)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	9,514,654	7,722,841
Accretion of asset retirement obligation	13,743	13,051
Loss on disposal of fixed assets	—	91,086
Realized gain on sale of miner assets	(36,012)	—
Change in value of accounts receivable	213,040	1,002,750
Amortization of debt issuance costs	51,473	34,517
Stock-based compensation	1,939,120	2,449,324
Loss on debt extinguishment	—	28,960,947
Changes in fair value of warrant liabilities	(11,677,720)	714,589
Other	199,844	(12,139)
(Increase) decrease in digital currencies:
Mining revenue	(25,114,221)	(12,921,075)
Net proceeds from sale of digital currencies	28,387,631	12,286,573
Unrealized gain on digital currencies	(1,227)	—
Impairments on digital currencies	—	71,477
(Increase) decrease in assets:
Accounts receivable	(1,445,198)	4,959,865
Prepaid insurance	1,395,842	1,336,037
Due from related parties	—	(68,436)
Inventory	110,889	(229,175)
Other assets	(1,092,745)	(296,265)
Increase (decrease) in liabilities:
Accounts payable	(400,907)	(1,390,895)
Due to related parties	(98,891)	237,466
Accrued liabilities	(1,637,806)	(1,518,296)
Other liabilities, including contract liabilities	(302,388)	(125,146)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,861,410	(3,341,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(244,605)	(13,738)
Proceeds from sale of property, plant and equipment, including CIP	180,000	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(64,605)	(13,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(1,060,008)	(1,836,925)
Repayments of financed insurance premiums	(1,413,803)	(1,750,874)
Proceeds from exercise of warrants	—	273
NET CASH FLOWS USED IN FINANCING ACTIVITIES	(2,473,811)	(3,587,526)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,322,994	(6,942,730)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,214,613	13,296,703
CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,537,607	$6,353,973

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
Cryptocurrency Operations
The Company is also a vertically-integrated digital currency mining business. The Company buys and maintains a fleet of Bitcoin miners as well as the required infrastructure and provides power to third-party digital currency miners under hosting agreements. The digital currency mining operations are in their early stages, and digital currencies and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the digital mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of March 31, 2024, the unaudited condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2024, and 2023, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results expected for the full year.
The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), have been condensed or omitted. Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to conform to current presentation.

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
Recently Implemented Accounting Pronouncements
In September 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses at the initial recognition of an in-scope financial instrument and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses, and entities will need to measure expected credit losses on assets that have a low risk of loss. Since the Company is a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the "SEC"), the new guidance became effective on January 1, 2023. The Company adopted ASU 2016-13 effective January 1, 2023, but the adoption of ASU 2016-13 did not have an impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other - Crypto Assets (Subtopic 350-60), which requires all entities holding crypto assets that meet certain requirements to subsequently measure those in-scope crypto assets at fair value, with the remeasurement recorded in net income. Among other things, the new guidance also requires separate presentation of (i) the gain or loss associated with remeasurement of crypto assets on the income statement and (ii) crypto assets from other intangible assets on the balance sheet. Before this new guidance, crypto assets were generally accounted for as indefinite-lived intangible assets, which follow a cost-less-impairment accounting model that only reflects decreases, but not increases, in the fair value of crypto assets holdings until sold. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The Company adopted ASU 2023-08 as of January 1, 2024, and the cumulative adjustment increased the opening balance of retained earnings by $99,292. See Note 2 – Digital Currencies for more information.

Recently Issued Accounting Pronouncements
During the first quarter of 2024, there have been no recently issued accounting pronouncements applicable to the Company. However, the Company continues to evaluate the impact of the following accounting pronouncements issued during the preceding quarter.
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

NOTE 2 – DIGITAL CURRENCIES
As of March 31, 2024, the Company held an aggregate amount of $2,704 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three months ended March 31, 2024, and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Digital currencies at beginning of period	$3,175,595	$109,827
Additions of digital currencies(1)	25,114,221	12,921,075
Realized gain on sale of digital currencies	624,107	326,768
Unrealized gain (loss) on digital currencies	1,227	—
Impairment losses	—	(71,477)
Proceeds from sale of digital currencies	(29,011,738)	(12,613,341)
Impact of ASU 2023-08 as of January 1, 2024	99,292	—
Digital currencies at end of period	$2,704	$672,852
(1) Additions of digital currencies were related to mining activities.
2 See Note 1 – Basis of Presentation for more details regarding the Company's adoption of ASU 2023-08 as of January 1, 2024.
As previously disclosed, the Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method, with a cumulative-effect adjustment of $99,292 recorded to the opening balance of retained earnings. Following the adoption of ASU 2023-08, realized gains (net of realized losses) on the sale of digital currencies were $624,107 and unrealized gains (net of unrealized losses) on digital currencies were $1,227 for the three months ended March 31, 2024. Furthermore, with the adoption of ASU 2023-08, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period.

As of March 31, 2024, the Company's crypto asset holdings were immaterial. As of December 31, 2023, the Company's crypto asset holdings consisted of approximately 76.7 Bitcoin with a carrying value was $3,175,595 and fair value of $3,274,887.

NOTE 3 – INVENTORY
Inventory consisted of the following components as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Waste coal	$3,984,245	$4,066,201
Fuel oil	57,847	72,969
Limestone	43,831	57,642
Inventory	$4,085,923	$4,196,812

NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).

The total equipment deposits of $8,000,643 as of December 31, 2023, represent cash paid for the following 5,000 miner assets: (i) 1,100 MicroBT Whatsminer M50 miners; (ii) 2,800 Bitmain Antminer S19k Pro miners; and (iii) 1,100 Canaan Avalon A1346 miners. These miner assets were all delivered to the Company during the first quarter of 2024, resulting in an equipment deposits balance of $0 as of March 31, 2024.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of March 31, 2024, and December 31, 2023:

	Useful Lives (Years)	March 31, 2024	December 31, 2023
Electric plant	10 - 60	$67,083,864	$67,063,626
Strongboxes and power transformers	8 - 30	54,588,284	54,588,284
Karbolith	30	493,626	—
Machinery and equipment	5 - 20	16,222,214	16,222,214
Rolling stock	5 - 7	261,000	261,000
Cryptocurrency machines and powering supplies	2 - 3	97,426,973	88,445,931
Computer hardware and software	2 - 5	100,536	100,536
Vehicles and trailers	2 - 7	658,500	658,500
Leasehold improvements	2 - 3	2,992,845	2,992,845
Construction in progress	Not Depreciable	11,155,827	11,562,170
Asset retirement cost	10 - 30	580,452	580,452
		251,564,121	242,475,558
Accumulated depreciation and amortization		(107,294,441)	(97,832,787)
Property, plant and equipment, net		$144,269,680	$144,642,771
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $11,155,827 as of March 31, 2024, represents open contracts for future projects.
Depreciation and amortization expense charged to operations was $9,514,654 and $7,722,841 for the three months ended March 31, 2024, and 2023, respectively, including depreciation of assets under finance leases of $103,736 and $133,382 for the three months ended March 31, 2024, and 2023, respectively.
The gross value of assets under finance leases and the related accumulated amortization approximated $2,797,265 and $1,524,472 as of March 31, 2024, respectively, and $2,797,265 and $1,420,736 as of December 31, 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued legal and professional fees	$734,445	$733,115
Accrued interest	2,992	22,101
Accrued sales and use tax	6,088,271	5,660,028
Accrued plant utilities and fuel	1,565,020	3,505,203
Other	1,209,222	867,448
Accrued liabilities	$9,599,950	$10,787,895

NOTE 7 – DEBT
Total debt consisted of the following as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
$499,520 loan, with interest at 2.74%, due February 2024.	$—	$26,522
$517,465 loan, with interest at 4.79%, due November 2024.	121,576	158,027
$119,000 loan, with interest at 7.40%, due December 2026.	110,058	119,000
$585,476 loan, with interest at 4.99%, due November 2025.	302,428	345,665
$431,825 loan, with interest at 7.60%, due April 2024.	7,956	31,525
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	50,932,368	51,060,896
$92,381 loan, with interest at 1.49%, due April 2026.	50,722	56,470
$64,136 loan, with interest at 11.85%, due May 2024.	7,000	13,795
$196,909 loan, with interest at 6.49%, due October 2025.	121,818	134,845
$60,679 loan, with interest at 7.60%, due March 2025.	44,516	48,672
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,000,000	3,000,000
$1,184,935 Promissory Note, due June 2024.	236,987	592,468
$552,024 Promissory Note, due July 2024.	276,012	552,024
Total outstanding borrowings	$55,211,441	$56,139,909

Current portion of long-term debt, net of discounts and issuance fees	12,058,049	7,936,147
Long-term debt, net of discounts and issuance fees	$43,153,392	$48,203,762
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made a loan prepayment of $180,000 during the three months ended March 31, 2024. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into a Third Amendment to the Credit Agreement (the "Third Amendment") which, among other items, amended the the Company’s minimum liquidity requirement to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of March 31, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk

Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.50% and 14.46% for the three months ended March 31, 2024, and 2023, respectively.
Convertible Note Exchange
On December 30, 2022, the Company entered into an exchange agreement with the holders (the “Purchasers”) of the Company’s Amended and Restated 10% Notes (the “Amended May 2022 Notes”), providing for the exchange of the Amended May 2022 Notes (the “Exchange Agreement”) for shares of the Company’s newly-created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”). On February 20, 2023, the transactions contemplated under the Exchange Agreement were consummated, and the Amended May 2022 Notes were deemed paid in full. Approximately $16.9 million of principal amount of debt was extinguished in exchange for the issuance of the shares of Series C Preferred Stock. As a result of this transaction, the Company incurred a loss on debt extinguishment of approximately $28,960,947 during the first quarter of 2023.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of March 31, 2024, the Company paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of March 31, 2024, the Company paid $947,948 of the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of March 31, 2024, the Company paid $276,012 of the promissory note due to Canaan.

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
The Company expensed $379,442 and $150,000 for the three months ended March 31, 2024, and 2023, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expired on December 31, 2023. The Company expensed $621,509 and $1,157,927 for the three months ended March 31, 2024, and 2023, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Northampton is no longer a related party entity as of March 31, 2024.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $0 and $478,621 for the three months ended March 31, 2024, and 2023, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Panther Creek Fuel Services LLC is no longer a related party entity as of March 31, 2024.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $0 and $276,119 for the three months ended March 31, 2024, and 2023, respectively, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.

Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Scrubgrass Fuel Services, LLC is no longer a related party entity as of March 31, 2024.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provided certain operations and maintenance services to Stronghold LLC and employed certain personnel to operate the Plants. Stronghold LLC reimbursed Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services were to be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This was a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $30,000 and $235,376 for the three months ended March 31, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.
As disclosed above, effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Olympus Power LLC is no longer a related party entity as of March 31, 2024.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $910,394 for the three months ended March 31, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.
In connection with the equity contribution agreement, effective July 9, 2021 (the "Equity Contribution Agreement"), the Company entered into the Amended and Restated Operations and Maintenance Agreement (the “Amended O&M Agreement”) with Panther Creek Energy Services LLC. Under the Amended O&M Agreement, the management fee is $250,000 for the twelve-month period following the effective date and $325,000 per year thereafter. The effective date of the Amended O&M Agreement was the closing date of the Equity Contribution Agreement. Effective November 1, 2023, Stronghold LLC no longer pays Olympus Stronghold Services a management fee for the Panther Creek Plant.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Panther Creek Energy Services LLC is no longer a related party entity as of March 31, 2024.
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Facility. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $1,724,112 for the three months ended March 31, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of March 31, 2024, and December 31, 2023, below.
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
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Scrubgrass Energy Services, LLC is no longer a related party entity as of March 31, 2024.
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
In April 2023, as part of the compensation pursuant to the Spence Consulting Agreement, Mr. Spence also received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which was recorded as stock-based compensation in the second quarter of 2023.
Warrants
On September 13, 2022, the Company entered into a Securities Purchase Agreement with Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 60,241 shares of Class A common stock and warrants to purchase 60,241 shares of Class A common stock, at an initial exercise price of $17.50 per share, subsequently amended to $10.10 per share and then $7.51 per share. Refer to Note 15 – Equity Issuances for additional details.
Additionally, on April 20, 2023, Mr. Beard invested $1.0 million in exchange for 100,000 shares of Class A common stock and 100,000 pre-funded warrants. Refer to Note 15 – Equity Issuances for additional details.
Amounts due to related parties as of March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
Coal Valley Sales, LLC	$503,670	$433,195
Panther Creek Operating LLC	—	14,511
Northampton Generating Fuel Supply Company, Inc.	—	226,951
Olympus Power LLC and other subsidiaries	32,944	44,181
William Spence	83,333	—
Due to related parties	$619,947	$718,838

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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. For accounts receivable, the Company’s significant credit risk is primarily concentrated with CES. CES accounted for approximately 90% and 99% of the Company's Energy Operations segment revenues for the three months ended March 31, 2024 and 2023, respectively.
Additionally, approximately 19% and 13% of the Company's total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, was derived from services provided to two customers.
For the three months ended March 31, 2024, and 2023, the Company purchased 55% and 60% of waste coal, respectively, from two suppliers. See Note 8 – Related Party Transactions for further information.

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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of March 31, 2024, there were no remaining deposits owed.
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
As of March 31, 2024, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. As disclosed below, the Company is pursuing legal action through the dispute resolution process, and as a result, the Company no longer expects equipment deliveries.
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
Shareholder Securities and Derivative Lawsuits
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York (Winter v. Stronghold Digital Mining, Case No. 1:22-cv-3088). On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint, alleging that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. The amended complaint also alleged violations of Section 12 of the Securities Act based on alleged false or misleading statements in the Company’s prospectus related to its initial public offering. On December 19, 2022, the Company filed a motion to dismiss, which the court largely denied on August 10, 2023. On September 8, 2023, the Court entered a Case Management Order, which set a number of case deadlines, including the completion of all discovery by April 21, 2025. On January 19, 2024, the Court granted the motion of one co-lead plaintiff to withdraw from the case, leaving one plaintiff remaining. Plaintiff filed a motion for class certification on February 19, 2024 and defendants’ response to that motion is due on June 10, 2024. The defendants continue to believe the allegations in the complaint are without merit and intend to defend these suits vigorously.
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
On November 14, 2023, and February 4, 2024, respectfully, purported shareholders of the Company filed two additional derivative actions in the United States District Court for the Southern District of New York (Parker v. Beard, Case No. 23 Civ. 10028 and Bruno v. Beard, Case No. 24 Civ. 798) against certain of our current and former directors and officers, and the Company as a nominal defendant. These lawsuits assert substantially the same claims and allegations as the Wilson and Navarro complaints. Plaintiff in the Bruno action had previously served a books and records demand, as well as an investigation/litigation demand, on the Company making similar allegations. On April 24, 2024, the Parker and Bruno cases were consolidated with the Consolidated Derivative Action by agreement of the parties. As a result, the Parker and Bruno cases are also stayed pending further proceedings in the putative Winter securities class action.
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
The Company believes that the allegations against it and its subsidiaries in the Grams Complaint are without merit and intends to vigorously defend the suit. To that end, the Company has entered into a joint defense agreement with Treis and the other named defendants. The Company has also entered into a tolling agreement with Treis. The Company filed a motion to dismiss the case for lack of personal jurisdiction on June 23, 2023. On October 6, 2023, Grams filed an Amended Complaint, to which the Company filed a renewed Motion to Dismiss for Lack of Personal Jurisdiction, or in the Alternative to Transfer the Case to the District of South Carolina, in addition to a renewed Motion to Dismiss several causes of action alleged in the Amended Complaint. On December 8, 2023, the Company filed its reply to Plaintiff’s response to the Company's Motion to Transfer or Alternatively to Dismiss pursuant to Rule 12(b)(2). On April 12, 2024, Grams filed an opposition to the Company’s previously filed motion to dismiss. On April 22, 2024, the Company filed a reply in support of its motion to dismiss. A ruling on the pending motions is expected to be forthcoming in the foreseeable future. The Company does not believe the Grams Complaint will have a material adverse effect on the Company’s reported financial position or results of operations.
MinerVa Purchase Agreement
On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached, the Company could end discussions, declare an impasse and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. On October 30, 2023, the Company sent MinerVa a Notice of Impasse. On October 31, 2023, the Company filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement.
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
Save Carbon County
On March 26, 2024, the Company, Panther Creek Power Operating, LLC, Stronghold and Stronghold LLC were named as defendants (collectively, the “Stronghold Defendants”) in a complaint filed in the Court of Common Pleas in Philadelphia County by Save Carbon County (the “Complaint”). In addition to the Stronghold Defendants, Josh Shapiro in his capacity as the Governor of the Commonwealth of Pennsylvania, the Pennsylvania Department of Environmental Protection, Jessica Shirley in her capacity as the Interim Secretary for the Pennsylvania Department of Environmental Protection, and the Pennsylvania Public Utility Commission were named as defendants. Pursuant to the Complaint, Save Carbon County alleges certain public nuisance, private nuisance, products liability, and negligence claims against the Stronghold Defendants and demands compensatory and punitive damages, together with costs of suit, interest, and attorney’s fees. The Company believes the Complaint is without merit. The Company does not believe that the claim will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with any certainty the outcome of these proceedings.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 15.7% and 17.8% ownership of Stronghold LLC, as of March 31, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of March 31, 2024.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2023	2,405,760	$20,416,116
Net income attributable to noncontrolling interest	—	918,287
Maximum redemption right valuation	—	(11,629,477)
Balance - March 31, 2024	2,405,760	$9,704,926

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
Class V common stock represented 15.7% and 17.8% ownership of Stronghold LLC as of March 31, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.
The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the three months ended March 31, 2024:

	Class V Common Stock Outstanding	Fair Value Price	Redeemable Common Stock Adjustments
Balance - December 31, 2023	2,405,760	$8.49	$20,416,116
Net income attributable to noncontrolling interest	—		918,287
Adjustment of redeemable common stock to redemption amount (1)	—		(11,629,477)
Balance - March 31, 2024	2,405,760	$4.03	$9,704,926

(1) Redeemable common stock adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense was $1,939,120 and $2,449,324 for the three months ended March 31, 2024, and 2023, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
On January 22, 2024, the Company entered into award agreements with certain executive officers. In total, the executive officers were granted 135,000 restricted stock units. Similarly, on March 15, 2023, the Company entered into award agreements with certain executive officers. In total, the executive officers were granted 272,500 restricted stock units in exchange for the cancellation of 98,669 stock options and 25,000 performance share units previously granted to the executive officers. All restricted stock units were granted under the Company’s previously adopted Omnibus Incentive Plan, dated October 19, 2021.

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of March 31, 2024.

Number of Warrants
Outstanding as of December 31, 2023	5,277,985
Issued	—
Exercised	—
Outstanding as of March 31, 2024	5,277,985
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice Capital Master Fund Ltd. ("Armistice") and Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of 227,435 and 60,241 shares of Class A common stock, respectively, and warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an initial exercise price of $17.50 per share. Refer to Note 15 – Equity Issuances for additional details and information regarding subsequent amendments. As part of the transaction, Armistice purchased the pre-funded warrants for 272,565 shares of Class A common stock at a purchase price of $16.00 per warrant. The pre-funded warrants have an exercise price of $0.001 per warrant share.
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
As of March 31, 2024, 560,241 warrants issued in connection with the September 2022 Private Placement remain outstanding.
April 2023 Private Placement
On April 20, 2023, the Company entered into Securities Purchase Agreements with an institutional investor and Greg Beard, the Company's chairman and chief executive officer, for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $10.00 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $11.00 per share (the “April 2023 Private Placement”). Pursuant to the Securities Purchase Agreements, the institutional investor invested $9.0 million in exchange for an aggregate of 900,000 shares of Class A common stock and pre-funded warrants, and Mr. Beard invested $1.0 million in exchange for an aggregate of 100,000 shares of Class A common stock, in each case at a price of $10.00 per share equivalent. Further, the institutional investor and Mr. Beard received warrants exercisable for 900,000 shares and 100,000 shares, respectively, of Class A common stock. Refer to Note 15 – Equity Issuances for additional details.
In January 2024, the Company and Mr. Beard entered into an amendment to, among other things, adjust the strike price of the remaining outstanding warrants from $11.00 per share to $7.51 per share. Refer to Note 15 – Equity Issuances for additional details.
As of March 31, 2024, warrants exercisable for a total of 1,000,000 shares of Class A common stock remain outstanding.
December 2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $6.71 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $7.00 per share. Pursuant to the Securities Purchase Agreement, the institutional investor invested $15.4 million in exchange for an aggregate of 2,300,000 shares of Class A common stock and pre-funded warrants at a price of $6.71 per share equivalent. Further, the institutional investor received warrants exercisable for 2,300,000 shares of Class A common stock. Refer to Note 15 – Equity Issuances for additional details.
As of March 31, 2024, warrants exercisable for a total of 3,600,000 shares of Class A common stock remain outstanding.

NOTE 15 – EQUITY ISSUANCES
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
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. As of March 31, 2024, 5,990 shares of the Series C Preferred Stock remain outstanding following the Series D Exchange Agreement described below.
Series D Exchange Agreement
On November 13, 2023, the Company consummated a transaction (the “Series D Exchange Transaction”) pursuant to an exchange agreement, dated November 13, 2023 (the “Series D Exchange Agreement”) with Adage Capital Partners, LP (the “Holder”) whereby the Company issued to the Holder an aggregate of 15,582 shares of a newly created series of preferred stock, the Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”), in exchange for 15,582 shares of Series C Preferred Stock held by the Holder, which represented all of the shares of Series C Preferred Stock held by the Holder. The Series D Preferred Stock contains substantially similar terms as the Series C Preferred Stock except with respect to a higher conversion price. The Series D Exchange Agreement contains representations, warranties, covenants, releases, and indemnities customary for transactions of this type, as well as certain trading volume restrictions. As a result of the Series D Exchange Transaction, the Company recorded a deemed contribution of $20,492,568 resulting from the extinguishment of 15,582 shares of Series C Preferred Stock associated with the Series D Exchange Transaction. The deemed contribution represented the difference between the carrying value of the existing Series C Preferred Stock and the estimated fair value of the newly-issued Series D Preferred Stock. During the first quarter of 2024, the remaining 7,610 shares of Series D Convertible Preferred Stock were converted to 1,414,117 shares of Class A common stock.
During the three months ended March 31, 2024, the Company incurred $18,197 of final offering costs which has been capitalized within additional paid-in capital in the condensed consolidated balance sheet.
September 2022 Private Placement
On September 13, 2022, the Company entered into Securities Purchase Agreements with Armistice and Greg Beard, the Company's chairman and chief executive officer (together with Armistice, the “September 2022 Private Placement Purchasers”), for the purchase and sale of 227,435 and 60,241 shares, respectively, of Class A common stock, par value $0.0001 per share at a purchase price of $16.00 and $16.60, respectively, and warrants to purchase an aggregate of 560,241 shares of Class A common stock, at an initial exercise price of $17.50 per share (subject to certain adjustments). Subject to certain ownership limitations, such warrants are exercisable upon issuance and will be exercisable for five and a half years commencing upon the date of issuance. Armistice also purchased the pre-funded warrants to purchase 272,565 shares of Class A common stock at a purchase price of $16.00 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.001 per warrant share. The transaction closed on September 19, 2022. The gross proceeds from the sale of such securities, before deducting offering expenses, were approximately $9.0 million.

The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of March 31, 2024, using a Black-Scholes model with significant inputs as follows:

March 31, 2024
Expected volatility	129.6%
Expected life (in years)	5.75
Risk-free interest rate	4.2%
Expected dividend yield	0.00%
Fair value	$1,970,318
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
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the April 2023 Private Placement, before deducting offering expenses, were approximately $10.0 million. The April 2023 Private Placement closed on April 21, 2023.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of March 31, 2024, using a Black-Scholes model with significant inputs as follows:

March 31, 2024
Expected volatility	129.6%
Expected life (in years)	5.75
Risk-free interest rate	4.2%
Expected dividend yield	0.00%
Fair value	$3,540,238
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
Pursuant to Greg Beard's employment agreement with the Company dated September 6, 2023, Mr. Beard is eligible for an annual bonus if the applicable targets to achieve such annual bonus are met. For Mr. Beard's 2023 annual bonus, on January 29, 2024, the Compensation Committee of the Company amended Mr. Beard's warrants under the September 2022 Private Placement (described above) and the April 2023 Private Placement such that the exercise price of the warrants was adjusted to $7.51.

December 2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor for the purchase and sale of shares of Class A common stock, par value $0.0001 per share at a purchase price of $6.71 per share, and warrants to purchase shares of Class A common stock, at an initial exercise price of $7.00 per share (the “December 2023 Private Placement”). Pursuant to the Securities Purchase Agreement, the institutional investor invested $15.4 million in exchange for an aggregate of 2,300,000 shares of Class A common stock and pre-funded warrants at a price of $6.71 per share equivalent. Further, the institutional investor received warrants exercisable for 2,300,000 shares of Class A common stock.
Subject to certain ownership limitations, the warrants are exercisable six months after issuance. The warrants are exercisable for five and a half years commencing upon the date of issuance, subject to certain ownership limitations. The pre-funded warrants have an exercise price of $0.001 per warrant share and are immediately exercisable, subject to certain ownership limitations. The gross proceeds from the December 2023 Private Placement, before deducting offering expenses, were approximately $15.4 million. The December 2023 Private Placement closed on December 21, 2023.
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of March 31, 2024, using a Black-Scholes model with significant inputs as follows:

March 31, 2024
Expected volatility	129.6%
Expected life (in years)	5.25
Risk-free interest rate	4.2%
Expected dividend yield	0.00%
Fair value	$8,022,153
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
During the three months ended March 31, 2024, the Company sold zero ATM Shares.

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

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING REVENUES:
Energy Operations	$773,598	$3,642,921
Cryptocurrency Operations	26,748,587	13,623,294
Total operating revenues	$27,522,185	$17,266,215
NET OPERATING LOSS:
Energy Operations	$(8,203,180)	$(10,601,025)
Cryptocurrency Operations	4,621,158	(4,015,088)
Total net operating loss	$(3,582,022)	$(14,616,113)
OTHER INCOME (EXPENSE) (1)	9,424,311	(32,044,449)
NET INCOME (LOSS)	$5,842,289	$(46,660,562)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,325,667)	$(1,332,873)
Cryptocurrency Operations	(8,188,987)	(6,389,968)
Total depreciation and amortization	$(9,514,654)	$(7,722,841)
INTEREST EXPENSE:
Energy Operations	$(24,449)	$(159,287)
Cryptocurrency Operations	(2,238,960)	(2,224,626)
Total interest expense	$(2,263,409)	$(2,383,913)
(1) The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to the accompanying condensed consolidated statements of operations for further details.
For the three months ended March 31, 2024, and 2023, the loss on disposal of fixed assets, realized gain on sale of digital currencies, unrealized gain on digital currencies, realized gain on sale of miner assets, and impairments on digital currencies recorded in the condensed consolidated statements of operations were entirely attributable to the Cryptocurrency Operations segment.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock for the three months ended March 31, 2024, and 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income (loss)	$5,842,289	$(46,660,562)
Less: net income (loss) attributable to noncontrolling interest	918,287	(18,119,131)
Net income (loss) attributable to Stronghold Digital Mining, Inc.	$4,924,002	$(28,541,431)
Denominator:
Weighted average number of Class A common shares outstanding	13,989,820	4,375,614
Basic net income (loss) per share	$0.35	$(6.52)
Diluted net income (loss) per share	$0.35	$(6.52)

Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2024, and 2023, because their inclusion would be anti-dilutive. As of March 31, 2024, the potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock was 1,497,500, and the potentially dilutive impact of Class V shares not yet exchanged for shares of Class A common stock was 2,405,760.

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
Provision for Income Taxes
The provision for income taxes for the three months ended March 31, 2024, and 2023, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three months ended March 31, 2024, and 2023, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of March 31, 2024, and December 31, 2023.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the three months ended March 31, 2024, and 2023, were as follows:

	March 31, 2024	March 31, 2023
Income tax payments	$—	$—
Interest payments	$2,238,634	$2,222,350
Supplementary non-cash investing and financing activities consisted of the following for the three months ended March 31, 2024, and 2023:

	March 31, 2024	March 31, 2023
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	$—	$3,716
Reclassifications from deposits to property, plant and equipment	8,000,643	4,658,970
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	—	16,812,500
Extinguishment of accrued interest	—	655,500
Issuance of Series C convertible preferred stock, net of issuance costs	—	45,386,944
B&M Settlement:
Warrants – B&M	—	1,739,882
Return of transformers to settle outstanding payable	—	6,007,500
Issuance of B&M Note	—	3,500,000
Elimination of accounts payable	—	11,426,720

NOTE 20 – FAIR VALUE
In addition to assets and liabilities that are measured at fair value on a recurring basis, such as digital currencies pursuant to ASU 2023-08 as described above in Note 1 – Basis of Presentation and Note 2 – Digital Currencies, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company's non-financial assets, including operating lease right-of-use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
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

NOTE 21 – SUBSEQUENT EVENTS
On April 26, 2024, the Company executed a Distributed Energy Resource and Peak Saver Agreement with Voltus, Inc. (“Voltus”) pursuant to which Voltus will assist the Company in registering for certain demand response and sync reserve programs in PJM that the Company believes will allow it to capture additional revenue.

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
•legislative or regulatory changes, and liability under, or any future inability to comply with, existing or future energy regulations or requirements;
•our ability to timely complete a strategic review process and to consummate a transaction in connection with such process, in part or at all; and
•our ability to register for certain demand response and sync reserve programs in PJM.
We caution you that the forward-looking statements contained in this Form 10-Q are subject to a variety of risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, decline in demand for our products and services, the seasonality and volatility of the crypto asset industry, our acquisition strategies, the inability to comply with developments and changes in regulation, cash flow and access to capital, maintenance of third-party relationships, and the other risks described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 8, 2024, and in any subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q. Should one or more of the risks or uncertainties described in the Annual Report on Form 10-K or in any subsequently filed Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024 (the "2023 Form 10-K"), and in this Form 10-Q. Except as set forth in Item 1A. "Risk Factors" below, there have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

Overview of the Business
Stronghold Digital Mining, Inc. ("Stronghold Inc.," the "Company," "we," "us," or "our") was incorporated as a Delaware corporation on March 19, 2021. The Company is a low-cost, environmentally beneficial, vertically integrated crypto asset mining company focused on mining Bitcoin and environmental remediation and reclamation services. The Company wholly owns and operates two coal refuse power generation facilities that it has upgraded: (i) the Company's first reclamation facility located on a 650-acre site in Scrubgrass Township, Venango County, Pennsylvania, which the Company acquired the remaining interest of in April 2021, and has the capacity to generate approximately 83.5 megawatts (“MW”) of electricity (the "Scrubgrass Plant"); and (ii) a facility located near Nesquehoning, Pennsylvania, which the Company acquired in November 2021, and has the capacity to generate approximately 80 MW of electricity (the "Panther Creek Plant," and collectively with the Scrubgrass Plant, the "Plants"). Both facilities qualify as an Alternative Energy System because coal refuse is classified under Pennsylvania law as a Tier II Alternative Energy Source (large-scale hydropower is also classified in this tier). The Company is committed to generating energy and managing its assets sustainably, and the Company believes that it is one of the first vertically integrated crypto asset mining companies with a focus on environmentally beneficial operations.
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $28 per megawatt hour ("MWh") and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM Interconnection Merchant Market ("PJM") grid pursuant to Electricity Sales and Purchase Agreements (collectively, the "ESPAs") at each of our Plants with Champion Energy Services LLC ("Champion") to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have recently done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors.
Carbon Capture Initiative
On November 10, 2023, the Company launched the first phase of its carbon capture project with the deployment of the first unit of carbon capture technology at the Scrubgrass Plant. The design and process follow four months of third-party laboratory tests, utilizing a variety of testing methodologies. The Company's beneficial use ash naturally contains reactive calcium oxide as a result of including limestone in the fuel mix to reduce sulfur dioxide emissions, given the high sulfur content in mining waste. Calcium oxide can, under the right conditions, bond with carbon dioxide to form calcium carbonate, effectively absorbing carbon dioxide out of ambient air and permanently storing it in a geologically stable solid. Lab results have demonstrated that the Company's beneficial use ash can potentially capture carbon dioxide at a capacity of approximately 14% by weight of starting ash. The Company expects that development of the project will be iterative, as the Company works to optimize processes around ash movement, composition, rate of capture, time to capture and cost, among other variables. Actual carbon dioxide absorption rates, and timing thereof, may vary, including by site across the Scrubgrass Plant and Panther Creek Plant, type of ash between fly and bottom ash, arrangement of ash in the field, and weather conditions, among other variables. The cost of equipment for the first phase is expected to be less than $100,000, and the Company believes that the scaled project will cost approximately $50 to $125 per annual ton of carbon dioxide capture capacity, assuming the laboratory results are validated. Assumptions included in the estimated $50 to $125 per annual ton of carbon dioxide capture capacity include, but are not limited to, (i) expected costs of equipment, taking into account the cost of the equipment used to construct the first unit at the Scrubgrass Plant, (ii) incremental labor costs related to the construction of the project, and (iii) the expected deployment of a combined 100 to 150 carbon capture units across the Scrubgrass Plant and Panther Creek Plant.
The Company's Scrubgrass Plant and Panther Creek Plant produce approximately 800,000 to 900,000 combined tons of beneficial use ash per year at baseload capacity utilization. Extrapolating the potential 14% carbon dioxide capture capacity from the Scrubgrass Plant's ash lab tests would imply potential to capture approximately 115,000 tons of carbon dioxide per year. The Company intends to monetize any credits generated from its carbon capture initiatives in private markets, which may be possible as early as 2024, and the Company expects such monetization in the private markets in earnest in 2025. In February 2024, the carbon capture initiative at the Scrubgrass Plant was registered on the Puro Carbon Registry (“Puro”), and the Company is now in the audit process with Puro, with the goal of accreditation at the Scrubgrass Plant as early as the end of the second quarter of 2024. The Company is also exploring whether its carbon capture initiatives are eligible to qualify for tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”). The earliest the Company would be in a position to qualify for Section 45Q tax credits is in 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. See Item 1A "Risk Factors" in our 2023 Form 10-K for risks associated with the Company's carbon capture initiative and Section 45Q tax credits.
Bitcoin Mining
As of April 30, 2024, we own or host more than 44,000 Bitcoin miners with hash rate capacity exceeding 4.4 EH/s, of which 4.1 EH/s is currently in operation. Based on the capacity of our data centers, which have more than 40,000 energized slots, we actively operate approximately 30,000 wholly owned Bitcoin miners, with hash rate capacity of nearly 3.1 EH/s, and host more than 10,000 Bitcoin miners, with hash rate capacity exceeding 1.0 EH/s. As of April 30, 2024, we do not have any outstanding orders where the receipt of Bitcoin miners is expected. We believe we have potential to expand our current hash rate capacity to beyond 7 EH/s through high-grading our fleet with current-generation Bitcoin miners and to expand our 130 MW of existing Bitcoin mining capacity to over 400 MW.
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
Strategic Review Process
On May 2, 2024, we announced that the Company and its Board have initiated a formal strategic review process with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all, or part, of the Company, or another strategic transaction involving some, or all, of the assets of the Company. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. We do not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate. We retained Cohen and Company Capital Markets, a division of J.V.B. Financial Group, LLC, as financial advisor and Vinson & Elkins LLP as legal advisor to support our management team and Board during the review process.

Recent Developments
Champion Electricity Sales and Purchase Agreements and Transaction Addendums
On February 29, 2024, each of the Company's wholly owned subsidiaries, Scrubgrass Reclamation Company, L.P. and Panther Creek Power Operating, LLC entered into ESPAs and Transaction Addendums (collectively, the “Addendums”) with Champion. Pursuant to the ESPAs and Addendums, Champion will provide retail electricity to the Scrubgrass Plant and Panther Creek Plant at a competitive contract price that includes wholesale real-time power prices, ancillary and delivery services charges, and applicable taxes. To effectuate the Addendums, Scrubgrass and Panther Creek each delivered to Champion a deposit in the amount of $425,000 on March 4, 2024. The Addendums are in existence through March of 2027, subject to the terms and conditions stated in the ESPAs and Addendums.
Third Amendment to the WhiteHawk Credit Agreement
On February 15, 2024, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, among other items, the Company’s minimum liquidity requirement was amended to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000.
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
Strategic Review Process
Stronghold and its Board have initiated a formal strategic review process with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize stockholder value, including, but not limited to, the sale of all, or part, of the Company, or another strategic transaction involving some, or all, of the assets of the Company. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review. Stronghold does not intend to make further announcements regarding the review process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate. The Company retained Cohen and Company Capital Markets, a division of J.V.B. Financial Group, LLC, as financial advisor and Vinson & Elkins LLP as legal advisor to support its management team and Board during the review process.

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including, but not limited to, Core Scientific, Celsius Network LLC ("Celsius"), Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd. ("FTX"), and Genesis Holdco. Such bankruptcies have contributed, at least in part, to the volatility in the price of our shares as well as the price of Bitcoin, and some loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”), our institutional custody agreement or relationship with Anchorage, or our institutional custody and trading relationship with Coinbase Inc. The hosting agreement with Foundry is performing in line with our expectations, and on February 6, 2023, we entered into a new hosting agreement to replace the existing hosting agreement with Foundry which, among other things, extended the agreement term to two years with no unilateral early termination option and made amendments to certain profit-sharing components. The bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry, has not materially impacted the original or currently existing hosting arrangement. Additionally, we have had no direct exposure to Celsius, First Republic Bank, FTX, Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
We safeguard and keep private our digital assets, including the Bitcoin that we mine, by utilizing storage solutions provided by Anchorage, which requires multi-factor authentication. While we are confident in the security of our digital assets held by Anchorage, given the broader market conditions, there can be no assurance that other crypto asset market participants, including Anchorage as our custodian, will not ultimately be impacted. Further, given the current conditions in the digital assets ecosystem, we are liquidating our mined Bitcoin often, and generally at multiple points every week through Anchorage. We continue to monitor the digital assets industry as a whole, although it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, our counterparties, and the broader industry as a whole. We cannot provide any assurance that we will not be materially impacted in the future by bankruptcies of participants in the crypto asset space. See “Risk Factors—Crypto Asset Mining Related Risks—Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible—” in our 2023 Form 10-K for additional information.
Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $17,000 in January 2023 to over $73,000 in March 2024. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Since then, Bitcoin has recovered to over $73,000 during certain times in 2024, and traded between $55,000 and $70,000 over the past month. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record unrealized or realized losses on the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future decline in the value of the Bitcoin we mine would impact our consolidated financial statements and results of operations, which could have a material adverse effect on the market price for our securities.
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $1.276 trillion as of April 26, 2024, nearly three times that of Ethereum at $386 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 995 million transactions through April 26, 2024. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to a seven-day average of 639 EH/s as of April 26, 2024, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $63,000 as of April 26, 2024. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on April 26, 2024, was 88.1 trillion, and it has ranged from one to 88.1 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through April 26, 2024, approximately 19.7 million Bitcoin have been mined, leaving approximately 1.3 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. While the reward for adding a block to the blockchain between May 11, 2020, and April 19, 2024, was 6.25 Bitcoin, the halving occurred on April 19, 2024, and the mining award per block is now 3.125 Bitcoin instead of 6.25 previously. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.057 on April 26, 2024, compared to the 2024 average year-to-date hash price of $0.094, and compared to the five-year, one year, 2023, and 2022 average hash prices of $0.164, $0.081, $0.075, and $0.124, respectively. The five-year high price was May 5, 2018, when hash price was at $0.62. The five-year low hash price was November 21, 2022, ten days after the bankruptcy filing of FTX and certain of its subsidiaries, when hash price reached $0.056. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is currently between $0.045 to $0.08, which assumes variable operating expenses of $60 to $70 per MWh, annual fixed operating expenses of $1 to $5 per TH/s, and average network efficiency of 30 to 40 J/TH.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. During 2022, average transaction fees were 1.6% of block subsidies, and, during the first quarter of 2023, transaction fees were 2.3%. In April 2023, transaction fees and volume rose sharply on the Bitcoin network, and transaction fees averaged 8.2% from April 1, 2023, to June 30, 2023. During the third and fourth quarters of 2023, transaction fees averaged 2.8% and 14.6%, respectively, with the latter representing the highest quarterly average since Bitcoin was founded. Transaction fees have remained elevated during 2024, with an 11.5% year-to-date average through April 26, 2024. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.

Critical Accounting Policies and Significant Estimates
The Company's critical accounting policies and significant estimates, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2023, remain unchanged.

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
As previously discussed in the "Critical Accounting Policies" section in our 2023 Form 10-K, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), investments, intangible assets, stock-based compensation, and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Consolidated Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING REVENUES:
Cryptocurrency mining	$21,291,058	$11,297,298
Cryptocurrency hosting	5,457,529	2,325,996
Energy	700,067	2,730,986
Capacity	—	859,510
Other	73,531	52,425
Total operating revenues	27,522,185	17,266,215
OPERATING EXPENSES:
Fuel	7,410,828	7,414,014
Operations and maintenance	8,241,725	8,440,923
General and administrative	6,598,346	8,468,755
Depreciation and amortization	9,514,654	7,722,841
Loss on disposal of fixed assets	—	91,086
Realized gain on sale of digital currencies	(624,107)	(326,768)
Unrealized gain on digital currencies	(1,227)	—
Realized gain on sale of miner assets	(36,012)	—
Impairments on digital currencies	—	71,477
Total operating expenses	31,104,207	31,882,328
NET OPERATING LOSS	(3,582,022)	(14,616,113)
OTHER INCOME (EXPENSE):
Interest expense	(2,263,409)	(2,383,913)
Loss on debt extinguishment	—	(28,960,947)
Changes in fair value of warrant liabilities	11,677,720	(714,589)
Other	10,000	15,000
Total other income (expense)	9,424,311	(32,044,449)
NET INCOME (LOSS)	$5,842,289	$(46,660,562)
Highlights of our consolidated results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, include:
Operating Revenues
Revenues increased by $10.3 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a $10.0 million increase in cryptocurrency mining revenues driven by improved Bitcoin mining economics (e.g., hash price and Bitcoin price) and increased hash rate driven by the purchase of additional Bitcoin miners throughout 2023. Cryptocurrency hosting revenues increased by $3.1 million primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023. These increases were partially offset by a $2.0 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations. Capacity revenues decreased by $0.9 million due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in the day ahead market by PJM.
Operating Expenses
Total operating expenses decreased by $0.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by (i) a $1.9 million decrease in general and administrative expenses driven by an accounts receivable write down in the first quarter of 2023, and lower insurance and stock-based compensation, (ii) a $0.3 million increase in realized gains on the sale of digital currencies driven by improved Bitcoin pricing, and (iii) a $0.2 million decrease in operations and maintenance expenses due to a decrease in plant payroll expenses and professional services. These decreases were partially offset by a $1.8 million increase in depreciation and amortization due to the purchase of additional Bitcoin miners throughout 2023.

Other Income (Expense)
Total other income (expense) increased by $41.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by a $29.0 million loss on debt extinguishment in the first quarter of 2023 and a $12.4 million increase in other income resulting from changes in the fair value of warrant liabilities.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING REVENUES:
Energy Operations	$773,598	$3,642,921
Cryptocurrency Operations	26,748,587	13,623,294
Total operating revenues	$27,522,185	$17,266,215
NET OPERATING LOSS:
Energy Operations	$(8,203,180)	$(10,601,025)
Cryptocurrency Operations	4,621,158	(4,015,088)
Total net operating loss	(3,582,022)	(14,616,113)
OTHER INCOME (EXPENSE) (1)	9,424,311	(32,044,449)
NET INCOME (LOSS)	$5,842,289	$(46,660,562)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,325,667)	$(1,332,873)
Cryptocurrency Operations	(8,188,987)	(6,389,968)
Total depreciation and amortization	$(9,514,654)	$(7,722,841)
INTEREST EXPENSE:
Energy Operations	$(24,449)	$(159,287)
Cryptocurrency Operations	(2,238,960)	(2,224,626)
Total interest expense	$(2,263,409)	$(2,383,913)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
OPERATING REVENUES:
Energy	$700,067	$2,730,986	$(2,030,919)
Capacity	—	859,510	(859,510)
Other	73,531	52,425	21,106
Total operating revenues	773,598	3,642,921	(2,869,323)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	406,804	2,716,047	(2,309,243)
Operations and maintenance	6,581,663	7,278,230	(696,567)
General and administrative	492,110	1,447,473	(955,363)
Depreciation and amortization	1,325,667	1,332,873	(7,206)
Total operating expenses	8,806,244	12,774,623	(3,968,379)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(8,032,646)	$(9,131,702)	$1,099,056
Corporate overhead	170,534	1,469,323	(1,298,789)
NET OPERATING LOSS	$(8,203,180)	$(10,601,025)	$2,397,845

INTEREST EXPENSE	$(24,449)	$(159,287)	$134,838

(1) The Cryptocurrency Operations segment consumed $7.0 million of electricity supplied by the Energy Operations segment for the three months ended March 31, 2024, and $4.7 million for the three months ended March 31, 2023. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.
Operating Revenues
Total operating revenues decreased by $2.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a $2.0 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations. Capacity revenues decreased by $0.9 million.
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
Operating Expenses
Total operating expenses decreased by $4.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to (i) a $2.3 million decrease in fuel expenses due to increased fuel cost allocations to the cryptocurrency operations segment due to the expansion of cryptocurrency operations, (ii) a $1.0 million decrease in general and administrative expenses primarily related to a first quarter 2023 decrease in the value of accounts receivable, and (iii) a $0.7 million decrease in operations and maintenance expenses due to a decrease in plant payroll expenses and professional services. REC sales of $6.5 million and $4.9 million were recognized as contra-expenses to offset fuel expenses for the three months ended March 31, 2024, and 2023, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by $1.3 million for the three months ended March 31, 2024, primarily driven by a decrease in Energy Operations segment revenues and a decrease in insurance expenses and stock-based compensation. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
OPERATING REVENUES:
Cryptocurrency mining	$21,291,058	$11,297,298	$9,993,760
Cryptocurrency hosting	5,457,529	2,325,996	3,131,533
Total operating revenues	26,748,587	13,623,294	13,125,293
OPERATING EXPENSES:
Electricity - purchased from energy segment	7,004,024	4,697,967	2,306,057
Operations and maintenance	1,660,062	1,162,693	497,369
General and administrative	39,187	57,186	(17,999)
Impairments on digital currencies (1)	—	71,477	(71,477)
Realized gain on sale of digital currencies	(624,107)	(326,768)	(297,339)
Unrealized gain on digital currencies	(1,227)	—	(1,227)
Loss on disposal of fixed assets	—	91,086	(91,086)
Realized gain on sale of miner assets	(36,012)	—	(36,012)
Depreciation and amortization	8,188,987	6,389,968	1,799,019
Total operating expenses	16,230,914	12,143,609	4,087,305
NET OPERATING INCOME (EXCLUDING CORPORATE OVERHEAD)	$10,517,673	$1,479,685	$9,037,988
Corporate overhead	5,896,515	5,494,773	401,742
NET OPERATING INCOME (LOSS)	$4,621,158	$(4,015,088)	$8,636,246

INTEREST EXPENSE	$(2,238,960)	$(2,224,626)	$(14,334)
1 The Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method. For more information, see Note 1 – Basis of Presentation.

Operating Revenues
Total operating revenues increased by $13.1 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a $10.0 million increase in cryptocurrency mining revenues driven by improved Bitcoin mining economics (e.g., hash price and Bitcoin price) and increased hash rate driven by the purchase of additional Bitcoin miners throughout 2023. Cryptocurrency hosting revenues increased by $3.1 million primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023.
Operating Expenses
Total operating expenses increased by $4.1 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to (i) a $2.3 million increase in intercompany electric charges related to the expansion of our cryptocurrency mining operations, (ii) a $1.8 million increase in depreciation and amortization driven by the purchases of additional Bitcoin miners throughout 2023, and (iii) a $0.5 million increase in operations and maintenance expenses driven by higher professional services charges. These increases were partially offset by a $0.3 million increase in realized gains on the sale of digital currencies driven by improved Bitcoin pricing.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by $0.4 million for the three months ended March 31, 2024, primarily driven by an increase in Cryptocurrency Operations segment revenues relative to total combined revenue. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of $0.1 million were recognized for the three months ended March 31, 2023, as a result of the negative impacts from Bitcoin spot market declines in the prior year period. As of March 31, 2024, we held approximately 0 Bitcoin on our consolidated balance sheet at fair value. The spot market price of Bitcoin was $71,028 as of March 31, 2024, per Coinbase. Effective January 1, 2024, the Company adopted ASU 2023-08 which requires cryptocurrency assets to be recorded at fair value. As such, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period.

Interest Expense
Interest expense was comparable for the three months ended March 31, 2024, and 2023.

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
Our cash needs are primarily for growth through acquisitions, capital expenditures, working capital to support equipment financing, and the purchase of additional miners and general operating expenses. We have incurred, and may continue to incur, significant expenses in servicing and maintaining our power generation facilities. If we were to acquire additional facilities in the future, capital expenditures may include improvements, maintenance and build out costs associated with equipping such facilities to house Bitcoin miners. We may also incur additional expenses and capital expenditures to develop our carbon capture system, which is currently in pilot testing.
We have historically relied on funds from equity issuances, equipment financings and revenues from sales of Bitcoin and power generated at our power plants to provide for our liquidity needs. During 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement and approximately $15.4 million pursuant to the December 2023 Private Placement. During the year ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million, less sales commissions of approximately $0.4 million for net proceeds of approximately $11.2 million. During the three months ended March 31, 2024, the Company sold zero ATM Shares.
As of March 31, 2024, and April 30, 2024, we had approximately $7.5 million and $8.0 million, respectively, of cash and cash equivalents and Bitcoin on our consolidated balance sheet, which included approximately 0 Bitcoin and 26 Bitcoin, respectively. As of March 31, 2024, and April 30, 2024, we had principal amount outstanding indebtedness of approximately $55.5 million and $55.3 million, respectively.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement, and December 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of equity and debt. In connection with the December 2023 Private Placement, the Company entered into a Registration Rights Agreement with the institutional investor (the “December Registration Rights Agreement”) whereby it agreed, among other things, to file a resale registration statement (the “December Resale Registration Statement”) with the SEC covering all shares of common stock sold to the institutional investor and the shares of common stock issuable upon exercise of the warrants and the prefunded warrants purchased by the institutional investor, and to cause the December Resale Registration Statement to become effective within the timeframes specified in the December Registration Rights Agreement; failure to do so will result in certain penalties specified in the December Registration Rights Agreement (and we made one of such payments on April 22, 2024). In particular, we are prohibited from certain equity issuances (including sales under the ATM Agreement) until 30 days after the December Resale Registration Statement is effective, and there is no guarantee when that will be. We have received comments from the staff of the SEC’s Division of Corporation Finance during fiscal year 2023 related to the accounting of our Bitcoin-related operations, among other things, and have been informed that we will be unable to take the December Resale Registration Statement effective until such comments are resolved. Beginning with the third quarter of 2023, we may be required to make monthly prepayments pursuant to the WhiteHawk Refinancing Agreement if we maintain cash balance above a certain amount. If we are unable to raise additional capital, there is a risk that we could default on our obligations and could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses, and while we recorded net income of $5.8 million for the three months ended March 31, 2024, our accumulated deficit was $315.0 million as of March 31, 2024.

Taking into account the available proceeds from the ATM Agreement, and continued expansion of our cryptocurrency mining operations, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.
Analysis of Changes in Cash Flows

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
Net cash flows provided by (used in) operating activities	$5,861,410	$(3,341,466)	$9,202,876
Net cash flows used in investing activities	(64,605)	(13,738)	(50,867)
Net cash flows used in financing activities	(2,473,811)	(3,587,526)	1,113,715
Net increase (decrease) in cash and cash equivalents	$3,322,994	$(6,942,730)	$10,265,724
Operating Activities. Net cash flows provided by operating activities was $5.9 million for the three months ended March 31, 2024, compared to $3.3 million used in operating activities for the three months ended March 31, 2023. The $9.2 million net increase in cash flows from operating activities was primarily due to improved Bitcoin mining economics and higher hash rate on installed miners, which generated higher and more profitable revenues.
Investing Activities. Net cash flows used in investing activities was $0.1 million for the three months ended March 31, 2024, compared to approximately $0.0 million used in investing activities for the three months ended March 31, 2023. The $0.1 million net increase in cash flows used in investing activities was primarily due to investments in carbon capture technology.
Financing Activities. Net cash flows used in financing activities was $2.5 million for the three months ended March 31, 2024, compared to $3.6 million for the three months ended March 31, 2023. The $1.1 million net decrease in cash flows used in financing activities was primarily due to a decrease in debt repayments for the WhiteHawk Refinancing Agreement and a decrease in repayments of financed insurance premiums for the three months ended March 31, 2024.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of March 31, 2024, were $55.2 million (excluding financed insurance premiums).
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
On February 6, 2023, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. Beginning June 30, 2023, following a five-month holiday, Stronghold LLC will make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until

March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the Third Amendment which, among other items, amended the the Company’s minimum liquidity requirement to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of March 31, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.50% for the three months ended March 31, 2024.
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
Bruce & Merrilees Promissory Note
On March 28, 2023, the Company entered into a settlement agreement (the “B&M Settlement”) with its electrical contractor, Bruce & Merrilees Electric Co. (“B&M”). Pursuant to the B&M Settlement, B&M agreed to eliminate an approximately $11.4 million outstanding payable in exchange for a promissory note in the amount of $3,500,000 (the "B&M Note") and a stock purchase warrant for the right to purchase from the Company 300,000 shares of Class A common stock (the "B&M Warrant"). The B&M Note has no definitive payment schedule or term. Pursuant to the B&M Settlement, B&M released 10 3000kva transformers to the Company and fully cancelled ninety (90) transformers remaining under a pre-existing order with a third-party supplier. The terms of the B&M Settlement included a mutual release of all claims.
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement and (ii) no PIK Option (as such term is defined in the Credit Agreement) had been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of March 31, 2024, the Company paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of March 31, 2024, the Company paid $947,948 of the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of March 31, 2024, the Company paid $276,012 of the promissory note due to Canaan.

Tax Receivable Agreement
The TRA generally provides for the payment by Stronghold Inc. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using the estimated impact of state and local taxes) that Stronghold Inc. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of Stronghold Inc.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such holder’s Stronghold LLC Units pursuant to an exercise of the Redemption Right or the Call Right (each defined in the TRA) and (ii) imputed interest deemed to be paid by Stronghold Inc. as a result of, and additional tax basis arising from, any payments Stronghold Inc. makes under the TRA. Stronghold Inc. will retain the remaining net cash savings, if any. The TRA generally provides for payments to be made as Stronghold Inc. realizes actual cash tax savings from the tax benefits covered by the TRA. However, the TRA provides that if Stronghold Inc. elects to terminate the TRA early (or it is terminated early due to Stronghold Inc.’s failure to honor a material obligation thereunder or due to certain mergers, asset sales, other forms of business combinations or other changes of control), Stronghold Inc. is required to make an immediate payment equal to the present value of the future payments it would be required to make if it realized deemed tax savings pursuant to the TRA (determined by applying a discount rate equal to one-year LIBOR (or an agreed successor rate, if applicable) plus 100 basis points, and using numerous assumptions to determine deemed tax savings), and such early termination payment is expected to be substantial and may exceed the future tax benefits realized by Stronghold Inc.
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

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 1 – Basis of Presentation in the notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
Information regarding this Item is contained in Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Except as set forth below, there are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024.
Our strategic review process may not result in entering into or completing a transaction, and the process of reviewing strategic alternatives or its conclusion could adversely affect our stock price.
We have initiated a process to review strategic alternatives with the assistance of outside financial and legal advisors. The Company is considering a wide range of alternatives to maximize stockholder value, including, but not limited to, the sale of all or part of the Company, or another strategic transaction involving some or all of the assets of the Company. We are actively working with a financial advisor in this review process.
There can be no guarantee that the process of evaluating strategic alternatives will result in the Company entering into or completing a potential transaction within the anticipated timing or at all. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to us or third parties in a potential transaction with us on reasonable terms. The process of reviewing strategic alternatives may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. Further, any strategic alternative that may be pursued and completed ultimately may not deliver the anticipated benefits or maximize stockholder value.

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

3.5
Certificate of Designation of the Series D Convertible Preferred Stock of Stronghold Digital Mining, Inc., filed with the Secretary of State of the State of Delaware and effective November 13, 2023 (incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-40931) filed on November 14, 2023).

10.1
Third Amendment to Credit Agreement, dated as of February 15, 2024, by and among Stronghold Digital Mining, Inc., Stronghold Digital Mining Holdings, LLC as Borrower, each subsidiary of the Borrower listed as a Guarantor therein. WhiteHawk Finance LLC and/or its affiliates or designees and the other lenders from time-to-time party thereto as Lenders and WhiteHawk Capital Partners LP, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on February 16, 2024).

10.2
Termination and Release Agreement, dated as of February 13, 2024, by and among Stronghold Digital Mining Holdings, LLC and Olympus Stronghold Services, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-40931) filed on February 16, 2024).

10.3 *#	Electricity Sales and Purchase Agreement, dated as of February 27, 2024, by and between Panther Creek Power Operating, LLC and Champion Energy Services, LLC.
10.4 *#	Electricity Sales and Purchase Agreement, dated as of February 27, 2024, by and between Scrubgrass Reclamation Company L.P. and Champion Energy Services, LLC.
10.5 *#	Transaction Addendum to the Electricity Sales and Purchase Agreement, dated as of February 29, 2024, by and between Panther Creek Power Operating, LLC and Champion Energy Services, LLC.
10.6 *#	Transaction Addendum to the Electricity Sales and Purchase Agreement, dated as of February 29, 2024, by and between Scrubgrass Reclamation Company L.P. and Champion Energy Services, LLC.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certification of Chief Executive Officer.
32.2 **	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: May 7, 2024 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)