Form 10-Q
period 2024-06-30
Stronghold Digital Mining, Inc.
filed 2024-08-14
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, the registrant had outstanding 14,483,110 shares of Class A common stock, par value $0.0001 per share, 5,990 shares of Series C convertible preferred stock, par value $0.0001 per share, 0 shares of Series D convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$4,876,152	$4,214,613
Digital currencies	253,710	3,175,595
Accounts receivable	570,197	507,029
Inventory	4,470,089	4,196,812
Prepaid insurance	2,736,501	3,787,048
Due from related parties	97,288	97,288
Other current assets	2,109,205	1,675,084
Total current assets	15,113,142	17,653,469
Equipment deposits	—	8,000,643
Property, plant and equipment, net	134,083,470	144,642,771
Operating lease right-of-use assets	1,107,044	1,472,747
Land	1,748,440	1,748,440
Road bond	299,738	299,738
Security deposits	348,888	348,888
Other noncurrent assets	199,480	170,488
TOTAL ASSETS	$152,900,202	$174,337,184
LIABILITIES:
Accounts payable	$13,074,814	$11,857,052
Accrued liabilities	11,558,654	10,787,895
Financed insurance premiums	1,425,592	2,927,508
Current portion of long-term debt, net of discounts and issuance fees	16,347,388	7,936,147
Current portion of operating lease liabilities	668,604	788,706
Due to related parties	1,106,704	718,838
Total current liabilities	44,181,756	35,016,146
Asset retirement obligation	1,103,215	1,075,728
Warrant liabilities	13,914,884	25,210,429
Long-term debt, net of discounts and issuance fees	38,470,192	48,203,762
Long-term operating lease liabilities	499,886	776,079
Other noncurrent liabilities	2,569,356	241,420
Total liabilities	100,739,289	110,523,564
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 34,560,000 shares authorized; 2,405,760 shares issued and outstanding as of June 30, 2024, and December 31, 2023.	10,416,454	20,416,116
Total redeemable common stock	10,416,454	20,416,116
STOCKHOLDERS’ EQUITY:
Common Stock – Class A; $0.0001 par value; 685,440,000 shares authorized; 12,980,864 and 11,115,561 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	1,298	1,112
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 5,990 shares issued and outstanding as of June 30, 2024, and December 31, 2023.	1	1
Series D convertible preferred stock; $0.0001 par value; 15,582 shares authorized; 0 and 7,610 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	—	1
Accumulated deficits	(336,973,510)	(331,647,755)
Additional paid-in capital	378,716,670	375,044,145
Total stockholders' equity	41,744,459	43,397,504
Total redeemable common stock and stockholders' equity	52,160,913	63,813,620
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$152,900,202	$174,337,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATING REVENUES:
Cryptocurrency mining	$14,988,526	$13,782,798	$36,279,584	$25,080,096
Cryptocurrency hosting	3,824,299	3,079,701	9,281,828	5,405,697
Energy	221,370	740,793	921,437	3,471,779
Capacity	—	582,557	—	1,442,067
Other	69,944	47,892	143,475	100,317
Total operating revenues	19,104,139	18,233,741	46,626,324	35,499,956
OPERATING EXPENSES:
Fuel	5,798,304	6,291,501	13,209,132	13,705,515
Operations and maintenance	9,081,647	8,804,097	17,323,372	17,245,020
General and administrative	11,746,585	10,077,738	18,344,931	18,546,493
Depreciation and amortization	9,290,563	8,634,967	18,805,217	16,357,808
Loss on disposal of fixed assets	1,731,105	17,281	1,731,105	108,367
Realized loss (gain) on sale of digital currencies	243,688	(266,665)	(380,419)	(593,433)
Unrealized gain on digital currencies	(145,994)	—	(147,221)	—
Realized gain on sale of miner assets	—	—	(36,012)	—
Impairments on digital currencies	—	254,353	—	325,830
Total operating expenses	37,745,898	33,813,272	68,850,105	65,695,600
NET OPERATING LOSS	(18,641,759)	(15,579,531)	(22,223,781)	(30,195,644)
OTHER INCOME (EXPENSE):
Interest expense	(2,248,063)	(2,603,478)	(4,511,472)	(4,987,391)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(382,175)	6,475,880	11,295,545	5,761,291
Other	5,000	15,000	15,000	30,000
Total other (expense) income	(2,625,238)	3,887,402	6,799,073	(28,157,047)
NET LOSS	$(21,266,997)	$(11,692,129)	$(15,424,708)	$(58,352,691)
NET LOSS attributable to noncontrolling interest	(3,325,180)	(3,355,873)	(2,406,893)	(21,475,004)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(17,941,817)	$(8,336,256)	$(13,017,815)	$(36,877,687)
NET LOSS attributable to Class A common shareholders:
Basic	$(1.25)	$(1.35)	$(0.92)	$(6.99)
Diluted	$(1.25)	$(1.35)	$(0.92)	$(6.99)
Weighted average number of Class A common shares outstanding:
Basic	14,369,800	6,163,450	14,179,810	5,274,471
Diluted	14,369,800	6,163,450	14,179,810	5,274,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 30, 2024
	Convertible Preferred		Noncontrolling Redeemable Preferred		Common A
	Series C Shares	Amount	Series A Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – April 1, 2024	5,990	$1	—	$—	12,900,076	$1,290	$(314,994,985)	$376,964,891	$61,971,197
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(17,941,817)	—	(17,941,817)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,325,180)	—	(3,325,180)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(711,528)	—	(711,528)
Stock-based compensation	—	—	—	—	—	—	—	1,667,787	1,667,787
Vesting of restricted stock units	—	—	—	—	61,236	6	—	(6)	—
Issuance of common stock to settle payables	—	—	—	—	19,552	2	—	85,298	85,300
Conversion of Series D preferred stock	—	—	—	—	—	—	—	(1,300)	(1,300)
Balance – June 30, 2024	5,990	$1	—	$—	12,980,864	$1,298	$(336,973,510)	$378,716,670	$41,744,459

	Three Months Ended June 30, 2023
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – April 1, 2023	21,572	$2	—	$—	4,104,617	$411	$(290,848,496)	$373,044,458	$82,196,375
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(8,336,256)	—	(8,336,256)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,355,873)	—	(3,355,873)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	4,341,563	—	4,341,563
Stock-based compensation	—	—	—	—	250,000	25	—	4,366,699	4,366,724
Vesting of restricted stock units	—	—	—	—	202,932	20	—	(20)	—
Exercised warrants	—	—	—	—	633,318	63	—	(20)	43
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	97,330	10	—	973,184	973,194
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	760	—	—	2,825	2,825
Balance – June 30, 2023	21,572	$2	—	—	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30, 2024
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2024	5,990	$1	7,610	$1	11,115,561	$1,112	$(331,647,755)	$375,044,145	$43,397,504
Impact of ASU 2023-08 adoption (Note 1)	—	—	—	—	—	—	99,292	—	99,292
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(13,017,815)	—	(13,017,815)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(2,406,893)	—	(2,406,893)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	9,999,661	—	9,999,661
Stock-based compensation	—	—	—	—	—	—	—	3,606,907	3,606,907
Vesting of restricted stock units	—	—	—	—	431,634	43	—	(43)	—
Issuance of common stock to settle payables	—	—	—	—	19,552	2	—	85,298	85,300
Conversion of Series D preferred stock	—	—	(7,610)	(1)	1,414,117	141	—	(19,637)	(19,497)
Balance – June 30, 2024	5,990	$1	—	$—	12,980,864	$1,298	$(336,973,510)	$378,716,670	$41,744,459

	Six Months Ended June 30, 2023
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	$—	3,171,022	$317	$(240,443,302)	$323,468,129	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(36,877,687)	—	(36,877,687)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(21,475,004)	—	(21,475,004)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	596,931	—	596,931
Stock-based compensation	—	—	—	—	250,000	25	—	6,816,023	6,816,048
Vesting of restricted stock units	—	—	—	—	253,762	26	—	(26)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	1,133,583	113	—	203	316
Redemption of Class V shares	—	—	—	—	200,000	$20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	97,330	$10	—	973,184	973,194
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	$57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	760	$—	—	2,825	2,825
Issuance of Series C convertible preferred stock	23,102	2	—	—	—		—	45,386,944	45,386,946
Conversion of Series C preferred stock	(1,530)	—	—	—	382,500	38	—	(38)	—
Balance – June 30, 2023	21,572	$2	—	$—	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,424,708)	$(58,352,691)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	18,805,217	16,357,808
Accretion of asset retirement obligation	27,484	26,102
Loss on disposal of fixed assets	1,731,105	108,367
Realized gain on sale of miner assets	(36,012)	—
Change in value of accounts receivable	399,192	1,142,750
Amortization of debt issuance costs	102,946	109,620
Stock-based compensation	3,606,907	6,816,048
Loss on debt extinguishment	—	28,960,947
Changes in fair value of warrant liabilities	(11,295,545)	(5,761,291)
Non-cash adjustments for loss contingencies	5,218,167	—
Other	408,303	(532,880)
(Increase) decrease in digital currencies:
Mining revenue	(42,427,846)	(28,709,950)
Net proceeds from sale of digital currencies	45,596,244	27,064,294
Unrealized gain on digital currencies	(147,221)	—
Impairments on digital currencies	—	325,830
(Increase) decrease in assets:
Accounts receivable	(462,359)	7,140,368
Prepaid insurance	2,727,056	3,093,404
Due from related parties	—	(64,276)
Inventory	(273,277)	303,468
Other assets	(1,231,144)	306,998
Increase (decrease) in liabilities:
Accounts payable	1,032,860	(145,649)
Due to related parties	387,866	219,778
Accrued liabilities	(2,413,906)	27,326
Other liabilities, including contract liabilities	(291,811)	(78,849)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,039,518	(1,642,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(573,002)	(10,581,332)
Proceeds from sale of property, plant and equipment, including CIP	180,000	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(393,002)	(10,581,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(1,806,551)	(2,446,953)
Repayments of financed insurance premiums	(3,178,426)	(3,202,071)
Proceeds from debt, net of issuance costs paid in cash	—	(147,385)
Proceeds from private placements, net of issuance costs paid in cash	—	9,824,567
Proceeds from ATM, net of issuance costs paid in cash	—	2,825
Proceeds from exercise of warrants	—	316
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,984,977)	4,031,299
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	661,539	(8,192,511)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,214,613	13,296,703
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,876,152	$5,104,192

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
Energy Operations
The Company operates two qualifying small power production facilities under the provisions of the Public Utilities Regulatory Policies Act of 1978 and sells its electricity into the PJM Interconnection Merchant Market ("PJM") under a Professional Services Agreement (“PSA”) with Customized Energy Solutions (“CES”), effective July 27, 2022. Under the PSA, CES agreed to act as the exclusive provider of services for the benefit of the Company related to interfacing with PJM, including handling daily marketing, energy scheduling, telemetry, capacity management, reporting, and other related services for the Plants. The initial term of the agreement is two years, and then will extend automatically on an annual basis unless terminated by either party with 60 days written (or electronic) notice prior to the current term end. The Company’s primary fuel source is waste coal which is provided by various third parties. Waste coal tax credits are earned by the Company by generating electricity utilizing coal refuse.
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

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of June 30, 2024, the unaudited condensed consolidated statements of operations and stockholders' equity for the three and six months ended June 30, 2024, and 2023, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024, and 2023, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results expected for the full year.
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

Recently Issued Accounting Pronouncements
During the first half of 2024, there have been no recently issued accounting pronouncements applicable to the Company. However, the Company continues to evaluate the impact of the following accounting pronouncements issued during the prior year.
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

NOTE 2 – DIGITAL CURRENCIES
As of June 30, 2024, the Company held an aggregate amount of $253,710 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Digital currencies at beginning of period	$2,704	$672,852	$3,175,595	$109,827
Additions of digital currencies(1)	17,313,625	15,788,875	42,427,846	28,709,950
Realized (loss) gain on sale of digital currencies	(243,688)	266,665	380,419	593,433
Unrealized gain on digital currencies	145,994	—	147,221	—
Impairment losses	—	(254,353)	—	(325,830)
Proceeds from sale of digital currencies	(16,964,925)	(15,044,386)	(45,976,663)	(27,657,727)
Impact of ASU 2023-08 as of January 1, 2024(2)	—	—	99,292	—
Digital currencies at end of period	$253,710	$1,429,653	$253,710	$1,429,653
(1) Additions of digital currencies were related to mining activities.
(2) See Note 1 – Basis of Presentation for more details regarding the Company's adoption of ASU 2023-08 as of January 1, 2024.

As previously disclosed, the Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method, with a cumulative-effect adjustment of $99,292 recorded to the opening balance of retained earnings. Following the adoption of ASU 2023-08, realized gains (net of realized losses) on the sale of digital currencies were $(243,688) and $380,419 and unrealized gains (net of unrealized losses) on digital currencies were $145,994 and $147,221 for the three and six months ended June 30, 2024.
Furthermore, with the adoption of ASU 2023-08, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period. The Company used a first-in, first-out methodology to determine its cost basis for computing realized gains and losses on the sale of digital currencies. The Company’s Bitcoin mining activities are conducted in the ordinary course of business, and the digital currency assets awarded to the Company by mining pool operators are converted nearly immediately into cash. As such, the Company has classified such cash flows derived from its Bitcoin mining within operating activities in the consolidated condensed statements of cash flows.
As of June 30, 2024, the Company's crypto asset holdings consisted of approximately 4.1 Bitcoin with a fair value and carrying value of $253,710. None of these digital currency assets are subject to contractual sale restrictions as of June 30, 2024. The cumulative realized gains and losses from dispositions that occurred during the six months ended June 30, 2024, totaled $861,333 and $480,914, respectively. As of December 31, 2023, the Company's crypto asset holdings consisted of approximately 76.7 Bitcoin with a carrying value was $3,175,595 and fair value of $3,274,887.

NOTE 3 – INVENTORY
Inventory consisted of the following components as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Waste coal	$4,317,417	$4,066,201
Fuel oil	109,816	72,969
Limestone	42,856	57,642
Inventory	$4,470,089	$4,196,812

NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).

The total equipment deposits of $8,000,643 as of December 31, 2023, represent cash paid for the following 5,000 miner assets: (i) 1,100 MicroBT WhatsMiner M50 miners; (ii) 2,800 Bitmain Antminer S19k Pro miners; and (iii) 1,100 Canaan Avalon A1346 miners. These miner assets were all delivered to the Company during the first quarter of 2024, resulting in an equipment deposits balance of $0 as of June 30, 2024.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of June 30, 2024, and December 31, 2023:

	Useful Lives (Years)	June 30, 2024	December 31, 2023
Electric plant	10 - 60	$67,131,485	$67,063,626
Strongboxes and power transformers	8 - 30	54,588,284	54,588,284
Karbolith	30	493,626	—
Machinery and equipment	5 - 20	16,791,365	16,222,214
Rolling stock	5 - 7	272,267	261,000
Cryptocurrency machines and powering supplies	2 - 3	92,090,411	88,445,931
Computer hardware and software	2 - 5	100,536	100,536
Vehicles and trailers	2 - 7	658,500	658,500
Leasehold improvements	2 - 3	2,992,845	2,992,845
Construction in progress	Not Depreciable	11,225,488	11,562,170
Asset retirement cost	10 - 30	580,452	580,452
		246,925,259	242,475,558
Accumulated depreciation and amortization		(112,841,789)	(97,832,787)
Property, plant and equipment, net		$134,083,470	$144,642,771
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $11,225,488 as of June 30, 2024, represents amounts paid for ongoing or future projects.
Depreciation and amortization expense charged to operations was $9,290,563 and $8,634,967 for the three months ended June 30, 2024, and 2023, respectively, including depreciation of assets under finance leases of $116,187 and $112,141 for the same respective periods.
Depreciation and amortization expense charged to operations was $18,805,217 and $16,357,808 for the six months ended June 30, 2024, and 2023, respectively, including depreciation of assets under finance leases of $219,923 and $245,523 for the same respective periods.
The gross value of assets under finance leases and the related accumulated amortization approximated $3,046,302 and $1,640,659 as of June 30, 2024, respectively, and $2,797,265 and $1,420,736 as of December 31, 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued legal and professional fees	$377,647	$733,115
Accrued interest	2,992	22,101
Accrued sales and use tax	6,088,271	5,660,028
Accrued plant utilities and fuel	1,145,167	3,505,203
Accrued loss contingencies	3,038,487	—
Other	906,090	867,448
Accrued liabilities	$11,558,654	$10,787,895

NOTE 7 – DEBT
Total debt consisted of the following as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
$499,520 loan, with interest at 2.74%, due February 2024.	$—	$26,522
$517,465 loan, with interest at 4.79%, due November 2024.	109,488	158,027
$119,000 loan, with interest at 7.40%, due December 2026.	69,346	119,000
$585,476 loan, with interest at 4.99%, due November 2025.	258,648	345,665
$431,825 loan, with interest at 7.60%, due April 2024.	—	31,525
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	50,946,041	51,060,896
$92,381 loan, with interest at 1.49%, due April 2026.	44,953	56,470
$64,136 loan, with interest at 11.85%, due May 2024.	—	13,795
$196,909 loan, with interest at 6.49%, due October 2025.	108,579	134,845
$249,037 loan, with interest at 4.49%, due April 2029	240,245	—
$60,679 loan, with interest at 7.60%, due March 2025.	40,280	48,672
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,000,000	3,000,000
$1,184,935 Promissory Note, due June 2024.	—	592,468
$552,024 Promissory Note, due July 2024.	—	552,024
Total outstanding borrowings	$54,817,580	$56,139,909

Current portion of long-term debt, net of discounts and issuance fees	16,347,388	7,936,147
Long-term debt, net of discounts and issuance fees	$38,470,192	$48,203,762
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
On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. However, in December 2023, the Company made two amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 31, 2024, and therefore, the next required monthly amortization payment is due on September 30, 2024.
Beginning June 30, 2023, following a five-month holiday, Stronghold LLC began to make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made loan prepayments of $37,800 and $217,800 during the three and six months ended June 30, 2024, respectively. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into a Third Amendment to the Credit Agreement (the "Third Amendment") which, among other items, amended the Company’s minimum liquidity requirement to not be less than: (A) until June 30,

2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of June 30, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.50% and 14.81% for the six months ended June 30, 2024, and 2023, respectively.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of June 30, 2024, the Company has paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of June 30, 2024, the Company fully repaid the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of June 30, 2024, the Company fully repaid the promissory note due to Canaan.

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
The Company expensed $244,035 and $150,000 for the three months ended June 30, 2024, and 2023, respectively, and $623,477 and $300,000 for the six months ended June 30, 2024 and 2023, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expired on December 31, 2023. The Company expensed $821,131 and $923,874 for the three months ended June 30, 2024, and 2023, respectively, and $1,442,640 and $2,081,801 for the six months ended June 30, 2024 and 2023, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Northampton is no longer a related party entity.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $0 and $449,228 for the three months ended June 30, 2024, and 2023, respectively, and $0 and $927,849 for the six months ended June 30, 2024, and 2023 which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Panther Creek Fuel Services LLC is no longer a related party entity.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $0 and $98,825 for the three months ended June 30, 2024, and 2023, respectively, and $0 and $374,944 for the six months ended June 30, 2024, and 2023, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Scrubgrass Fuel Services, LLC is no longer a related party entity.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provided certain operations and maintenance services to Stronghold LLC and employed certain personnel to operate the Plants. Stronghold LLC reimbursed Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services were to be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This was a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $30,000 and $234,688 for the three months ended June 30, 2024, and 2023, respectively, and $60,000 and $470,064 for the six months ended June 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.
As disclosed above, effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Olympus Power LLC is no longer a related party entity.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $935,770 for the three months ended June 30, 2024, and 2023, respectively, and $0 and $1,846,164 for the six months ended June 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
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

Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Panther Creek Energy Services LLC is no longer a related party entity.
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Scrubgrass Plant. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $545,178 for the three months ended June 30, 2024, and 2023, respectively, and $0 and $2,269,290 for the six months ended June 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of June 30, 2024, and December 31, 2023, below.
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
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Scrubgrass Energy Services, LLC is no longer a related party entity.
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
Amounts due to related parties as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Coal Valley Sales, LLC	$973,371	$433,195
Panther Creek Operating LLC	—	14,511
Northampton Generating Fuel Supply Company, Inc.	—	226,951
Olympus Power LLC and other subsidiaries	—	44,181
William Spence	133,333	—
Due to related parties	$1,106,704	$718,838

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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. For accounts receivable, the Company’s significant credit risk is primarily concentrated with CES. CES accounted for approximately 76% and 100% of the Company's Energy Operations segment revenues for the three months ended June 30, 2024, and 2023, respectively, and approximately 87% and 98% of the Company's Energy Operations segment revenues for the six months ended June 30, 2024, and 2023, respectively.
Additionally, approximately 20% and 18% of the Company's total revenues for the three months ended June 30, 2024, and 2023, respectively, and approximately 20% and 16% of the Company's total revenues for the six months ended June 30, 2024, and 2023, respectively, were derived from services provided to two customers.
For the three months ended June 30, 2024, and 2023, the Company purchased approximately 40% and 30% of waste coal, respectively, from two suppliers. For the six months ended June 30, 2024, and 2023, the Company purchased approximately 49% and 49% of waste coal, respectively, from the same related parties. See Note 8 – Related Party Transactions for further information.

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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of June 30, 2024, there were no remaining deposits owed.
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
As of June 30, 2024, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. As disclosed below, the Company is pursuing legal action through the dispute resolution process, and as a result, the Company no longer expects equipment deliveries.

Contingencies:
Legal Proceedings
The Company experiences litigation in the normal course of business. Certain of these matters are discussed below. The Company accrues for estimated costs related to existing lawsuits, claims and legal proceedings when it is probable that it will incur these costs in the future and the costs are reasonably estimable.
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
Representatives for the Company and plaintiffs executed a Memorandum of Understanding reflecting the terms of their agreement in principle on July 18, 2024, including, among other things, a contemplated cash payment, a portion of which will be covered by insurance, and are currently drafting full settlement documentation. The settlement will be subject to court approval.
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

The Company believes that the allegations against it and its subsidiaries in the Grams Complaint are without merit and intends to vigorously defend the suit. To that end, the Company has entered into a joint defense agreement with Treis and the other named defendants. The Company has also entered into a tolling agreement with Treis. The Company filed a motion to dismiss the case for lack of personal jurisdiction on June 23, 2023. On October 6, 2023, Grams filed an Amended Complaint, to which the Company filed a renewed Motion to Dismiss for Lack of Personal Jurisdiction, or in the Alternative to Transfer the Case to the District of South Carolina, in addition to a renewed Motion to Dismiss several causes of action alleged in the Amended Complaint. On December 8, 2023, the Company filed its reply to Plaintiff’s response to the Company's Motion to Transfer or Alternatively to Dismiss pursuant to Rule 12(b)(2). On April 12, 2024, Grams filed an opposition to the Company’s previously filed motion to dismiss. On April 22, 2024, the Company filed a reply in support of its motion to dismiss. A ruling on the pending motions is expected to be forthcoming in the foreseeable future. On July 8, 2024, the Court denied the Motion to Dismiss for Lack of Personal Jurisdiction, or in the Alternative to Transfer the Case to the District of South Carolina. It further requested the Defendants to refile their Motion to Dismiss several causes of action alleged in the Amended Complaint so that the court could consider that motion separately. Defendants filed their Motion to Dismiss on July 22, 2024. The Company does not believe the Grams Complaint will have a material adverse effect on the Company’s reported financial position or results of operations.
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
Save Carbon County
On March 26, 2024, the Company, Panther Creek Power Operating, LLC, Stronghold and Stronghold LLC were named as defendants (collectively, the “Stronghold Defendants”) in a complaint filed in the Court of Common Pleas in Philadelphia County by Save Carbon County (the “Complaint”). In addition to the Stronghold Defendants, Josh Shapiro in his capacity as the Governor of the Commonwealth of Pennsylvania, the Pennsylvania Department of Environmental Protection, Jessica Shirley in her capacity as the Interim Secretary for the Pennsylvania Department of Environmental Protection, and the Pennsylvania Public Utility Commission were named as defendants. Pursuant to the Complaint, Save Carbon County alleges certain public nuisance, private nuisance, products liability, and negligence claims against the Stronghold Defendants and demands compensatory and punitive damages, together with costs of suit, interest, and attorney’s fees. On July 30, 2024, the parties stipulated to the transfer of the litigation to the Commonwealth Court of Pennsylvania, where the litigation will resume in the initial pleading stage, including resolution of preliminary objections to dismiss or narrow the scope of the Complaint's claims. The Company believes the Complaint is without merit. The Company does not believe that the claim will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with any certainty the outcome of these proceedings.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 15.6% and 17.8% ownership of Stronghold LLC, as of June 30, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of June 30, 2024.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2023	2,405,760	$20,416,116
Net loss attributable to noncontrolling interest	—	(2,406,893)
Maximum redemption right valuation	—	(7,592,769)
Balance - June 30, 2024	2,405,760	$10,416,454

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
Class V common stock represented 15.6% and 17.8% ownership of Stronghold LLC as of June 30, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.

The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the six months ended June 30, 2024:

	Class V Common Stock Outstanding	Fair Value Price	Redeemable Common Stock Adjustments
Balance - December 31, 2023	2,405,760	$8.49	$20,416,116
Net loss attributable to noncontrolling interest	—		(2,406,893)
Adjustment of redeemable common stock to redemption amount (1)	—		(7,592,769)
Balance - June 30, 2024	2,405,760	$4.33	$10,416,454

(1) Redeemable common stock adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price ("VWAP") of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense was $1,667,787 and $4,366,724 for the three months ended June 30, 2024, and 2023, respectively, and $3,606,907 and $6,816,048 for the six months ended June 30, 2024, and 2023, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
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
Additionally, in April 2023, as part of the compensation pursuant to the Spence Consulting Agreement described in Note 8 – Related Party Transactions, Mr. Spence received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which was recorded as stock-based compensation in the second quarter of 2023.

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of June 30, 2024.

Number of Warrants
Outstanding as of December 31, 2023	5,277,985
Issued	—
Exercised	—
Outstanding as of June 30, 2024	5,277,985
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
As of June 30, 2024, 560,241 warrants issued in connection with the September 2022 Private Placement remained outstanding.
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
As of June 30, 2024, warrants exercisable for a total of 1,000,000 shares of Class A common stock remained outstanding.
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
As of June 30, 2024, warrants exercisable for a total of 3,600,000 shares of Class A common stock remained outstanding. However, subsequent to June 30, 2024, the institutional investor exercised all 1,300,000 of its pre-funded warrants for an equal amount of shares of Class A common stock.

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
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. As of June 30, 2024, 5,990 shares of the Series C Preferred Stock remain outstanding following the Series D Exchange Agreement described below.

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
During the six months ended June 30, 2024, the Company incurred $19,637 of final offering costs which has been recorded within additional paid-in capital in the condensed consolidated balance sheet.
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of June 30, 2024, using a Black-Scholes model with significant inputs as follows:

June 30, 2024
Expected volatility	130.4%
Expected life (in years)	5.5
Risk-free interest rate	4.3%
Expected dividend yield	0.00%
Fair value	$2,031,813
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of June 30, 2024, using a Black-Scholes model with significant inputs as follows:

June 30, 2024
Expected volatility	130.4%
Expected life (in years)	5.5
Risk-free interest rate	4.3%
Expected dividend yield	0.00%
Fair value	$3,652,212
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of June 30, 2024, using a Black-Scholes model with significant inputs as follows:

June 30, 2024
Expected volatility	130.4%
Expected life (in years)	5
Risk-free interest rate	4.3%
Expected dividend yield	0.00%
Fair value	$8,230,859
As of June 30, 2024, warrants exercisable for a total of 3,600,000 shares of Class A common stock remained outstanding. However, subsequent to June 30, 2024, the institutional investor exercised all 1,300,000 of its pre-funded warrants for an equal amount of shares of Class A common stock.
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
During the six months ended June 30, 2024, the Company sold zero ATM Shares.

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATING REVENUES:
Energy Operations	$291,314	$1,371,242	$1,064,912	$5,014,163
Cryptocurrency Operations	18,812,825	16,862,499	45,561,412	30,485,793
Total operating revenues	$19,104,139	$18,233,741	$46,626,324	$35,499,956
NET OPERATING LOSS:
Energy Operations	$(8,873,175)	$(9,578,048)	$(17,076,355)	$(20,179,073)
Cryptocurrency Operations	(9,768,584)	(6,001,483)	(5,147,426)	(10,016,571)
Total net operating loss	$(18,641,759)	$(15,579,531)	$(22,223,781)	$(30,195,644)
OTHER (EXPENSE) INCOME (1)	(2,625,238)	3,887,402	6,799,073	(28,157,047)
NET LOSS	$(21,266,997)	$(11,692,129)	$(15,424,708)	$(58,352,691)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,346,554)	$(1,330,647)	$(2,672,221)	$(2,663,520)
Cryptocurrency Operations	(7,944,009)	(7,304,320)	(16,132,996)	(13,694,288)
Total depreciation and amortization	$(9,290,563)	$(8,634,967)	$(18,805,217)	$(16,357,808)
INTEREST EXPENSE:
Energy Operations	$(24,216)	$(252,178)	$(48,665)	$(411,465)
Cryptocurrency Operations	(2,223,847)	(2,351,300)	(4,462,807)	(4,575,926)
Total interest expense	$(2,248,063)	$(2,603,478)	$(4,511,472)	$(4,987,391)
(1) The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to the accompanying condensed consolidated statements of operations for further details.
For the three and six months ended June 30, 2024, and 2023, the loss on disposal of fixed assets, realized loss (gain) on sale of digital currencies, unrealized gain on digital currencies, realized gain on sale of miner assets, and impairments on digital currencies recorded in the condensed consolidated statements of operations were entirely attributable to the Cryptocurrency Operations segment.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss	$(21,266,997)	$(11,692,129)	$(15,424,708)	$(58,352,691)
Less: net loss attributable to noncontrolling interest	(3,325,180)	(3,355,873)	(2,406,893)	(21,475,004)
Net loss attributable to Stronghold Digital Mining, Inc.	$(17,941,817)	$(8,336,256)	$(13,017,815)	$(36,877,687)
Denominator:
Weighted average number of Class A common shares outstanding	14,369,800	6,163,450	14,179,810	5,274,471
Basic net loss per share	$(1.25)	$(1.35)	$(0.92)	$(6.99)
Diluted net loss per share	$(1.25)	$(1.35)	$(0.92)	$(6.99)

Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2024, and 2023, because their inclusion would be anti-dilutive. As of June 30, 2024, the potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock was 1,497,500, the potentially dilutive impact of Class V shares not yet exchanged for shares of Class A common stock was 2,405,760, and the potentially dilutive impact of outstanding warrants (excluding those with a $0.01 exercise price) was 3,865,910.
Subsequent to June 30, 2024, an institutional investor exercised all 1,300,000 of its pre-funded warrants for an equal amount of shares of Class A common stock. These pre-funded warrants have been included in the computations of basic and diluted net loss per share of Class A common stock above because such pre-funded warrants have a nominal exercise price of $0.01 per warrant.

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
Provision for Income Taxes
The provision for income taxes for the three and six months ended June 30, 2024, and 2023, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and six months ended June 30, 2024, and 2023, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of June 30, 2024, and December 31, 2023.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the six months ended June 30, 2024, and 2023, were as follows:

	June 30, 2024	June 30, 2023
Income tax payments	$—	$—
Interest payments	$4,442,187	$4,676,461
Supplementary non-cash investing and financing activities consisted of the following for the six months ended June 30, 2024, and 2023:

	June 30, 2024	June 30, 2023
Purchases of property, plant and equipment through finance leases	$249,037	$60,679
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	210,020	24,137
Operating lease right-of-use assets exchanged for lease liabilities	—	291,291
Reclassifications from deposits to property, plant and equipment	8,000,643	4,658,970
Issued as part of financing:
Warrants – April 2023 Private Placement	—	8,882,914
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	—	16,812,500
Extinguishment of accrued interest	—	655,500
Issuance of Series C convertible preferred stock, net of issuance costs	—	45,386,944
B&M Settlement:
Warrants – B&M	—	1,739,882
Return of transformers to settle outstanding payable	—	6,007,500
Issuance of B&M Note	—	3,500,000
Elimination of accounts payable	—	11,426,720
Financed insurance premiums	1,676,510	1,275,288
Class A common stock issued to settle outstanding payables or accrued liabilities	44,990	954,793

NOTE 20 – FAIR VALUE
In addition to assets and liabilities that are measured at fair value on a recurring basis, such as digital currencies pursuant to ASU 2023-08 as described above in Note 1 – Basis of Presentation and Note 2 – Digital Currencies, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company's non-financial assets, including operating lease right-of-use assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
The fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their carrying values because of the short-term nature of these instruments.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business, and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024 (the "2023 Form 10-K"), and in subsequently filed Quarterly Reports on Form 10-Q.

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
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $28 per megawatt hour ("MWh") and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM Interconnection Merchant Market ("PJM") grid pursuant to Electricity Sales and Purchase Agreements (collectively, the "ESPAs") at each of our Plants with Champion Energy Services LLC ("Champion") to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors.
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
The Company's Scrubgrass Plant and Panther Creek Plant produce approximately 800,000 to 900,000 combined tons of beneficial use ash per year at baseload capacity utilization. Extrapolating the potential 14% carbon dioxide capture capacity from the Scrubgrass Plant's ash lab tests would imply potential to capture approximately 115,000 tons of carbon dioxide per year. The Company intends to monetize any credits generated from its carbon capture initiatives in private markets, and the Company expects such monetization in the private markets in earnest in 2025. In February 2024, the carbon capture initiative at the Scrubgrass Plant was registered on the Puro Carbon Registry (“Puro”), and the Company is now in the audit process with Puro, with the goal of accreditation at the Scrubgrass Plant in the third quarter of 2024. The Company is also exploring whether its carbon capture initiatives are eligible to qualify for tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”). The earliest the Company would be in a position to qualify for Section 45Q tax credits is in 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. See Item 1A "Risk Factors" in our 2023 Form 10-K for risks associated with the Company's carbon capture initiative and Section 45Q tax credits.
Bitcoin Mining
As of August 9, 2024, we own or host nearly 42,000 Bitcoin miners with hash rate capacity exceeding 4.1 EH/s. Based on the capacity of our data centers, which have more than 40,000 energized slots, we actively operate approximately 30,000 wholly owned Bitcoin miners, with hash rate capacity exceeding 3.1 EH/s, and host nearly 10,000 Bitcoin miners, with hash rate capacity of nearly 1.0 EH/s. As of August 9, 2024, we do not have any outstanding orders where the receipt of Bitcoin miners is expected. We believe we have potential to expand our current hash rate capacity to beyond 7 EH/s through high-grading our fleet with current-generation Bitcoin miners and to expand our 130 MW of existing Bitcoin mining or other data center capacity to over 500 MW.
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
Strategic Review Process
On May 2, 2024, we announced that the Company and its Board have initiated a formal strategic review process with the assistance of outside financial and legal advisors. To date, the Company has received numerous bids for all, or parts, or the Company. The Company and its Board continue to consider a wide range of alternatives to maximize shareholder value, including, but not limited to, the sale of all, or parts, of the Company, another strategic transaction involving some, or all, of the assets of the Company, and strategic financings. There is no deadline or definitive timetable set for the completion of the strategic alternatives process, and there can be no assurance any proposal will be made or accepted, any agreement will be executed, or any transaction will be consummated in connection with this review.
As one part of its strategic review process, the Company has assessed opportunities to expand and enhance its current sites. In May and June 2024, Stronghold submitted preliminary load studies to local utilities to import an additional 400 MW at Panther Creek. One of the preliminary load studies was for an additional 250 MW and found that such power may be able to be delivered in stages over the next one to five years. The Company has submitted a project feasibility report, which is the next step toward securing this 250 MW. The preliminary load studies associated with the remaining capacity are still in process. In August 2024, Stronghold secured a one-year option with certain extension rights to purchase up to approximately 1,140 acres of land adjacent to the Company’s existing Panther Creek site. The Company believes that this option, along with the ability to expand the electricity and fiber available at the existing site and proximity to other data centers, provides the Panther Creek Plant with a significant opportunity for data center expansion. The Company's Scrubgrass site is 636 acres, and the Company is pursuing various expansion opportunities including preliminary load studies submitted to import an additional 390 MW from the grid.
In July, the Company engaged Appleby Strategy Group LLC (“ASG”), an end-to-end data center solutions expert, to advise the Company in evaluating additional potential uses for the Scrubgrass and Panther Creek sites. Initial assessments from ASG support the view that expansive access to land, electricity, fiber, and water are key differentiating traits of the Company's Scrubgrass and Panther Creek sites that may make them attractive for large-scale data center development.

Recent Developments
PJM Base Residual Auction
On July 31, 2024, PJM held its annual Base Residual Auction for capacity reserve scheduling for the 12-month delivery year from June 2025 through May 2026. The Company's Panther Creek Plant and Scrubgrass Plant offered capacity into the auction, as required, and each cleared the auction at $269.92/MW/day, up approximately 833% from $28.92/MW/day in last year’s Base Residual Auction. The Panther Creek Plant cleared 69.2 MW of capacity in the auction, which the Company estimates will yield approximately $7 million of incremental revenue at an estimated 100% net margin during the 12-month period from June 2025 through May 2026. The Scrubgrass Plant cleared 75.6 MW in the auction and has since exited 17 MW of that commitment through bi-lateral transactions, retaining 58.6 MW of clearing capacity. The Company is currently evaluating options with its remaining capacity commitment at the Scrubgrass Plant, including exiting the additional clearing capacity through bi-lateral transactions, with a focus on maximizing the flexibility and long-term potential of its data center operations.
Increased Coal Refuse Reclamation and Energy Tax Credit
On July 11, 2024, the Pennsylvania General Assembly completed its annual commonwealth budget process and passed PA Senate Bill 654, which Governor Josh Shapiro subsequently signed into law. The law increases the Coal Refuse Reclamation and Energy Tax Credit from $4 per ton to $8 per ton, the annual program cap from $20 million to $55 million, and the individual facility cap from 22.2% to 26.5%. The law did not change the duration of the program, which remains effective through 2036. The Company estimates this increase in the waste coal tax credit will result in approximately $2 to $4 million per annum of incremental net income.
Distributed Energy Resource and Peak Saver Agreement with Voltus, Inc.
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
Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $17,000 in January 2023 to over $73,000 in March 2024. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and resulting in increased credit pressures on the cryptocurrency industry. Since then, Bitcoin has recovered to over $73,000 during certain times in 2024. Most recently, Bitcoin has experienced volatility over the past month, trading between $53,000 and $70,000. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record unrealized or realized losses on the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future decline in the value of the Bitcoin we mine would impact our consolidated financial statements and results of operations, which could have a material adverse effect on the market price for our securities.
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $1.3 trillion as of July 28, 2024, nearly three times that of Ethereum at $393 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 1,050 billion transactions through July 28, 2024. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to a seven-day average of 649 EH/s as of July 28, 2024, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $68,000 as of July 28, 2024. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on July 28, 2024, was 82.1 trillion, and it has ranged from one to 88.1 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through July 28, 2024, approximately 19.8 million Bitcoin have been mined, leaving approximately 1.2 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. While the reward for adding a block to the blockchain between May 11, 2020, and April 19, 2024, was 6.25 Bitcoin, the halving occurred on April 19, 2024, and the mining award per block is now 3.125 Bitcoin instead of 6.25 previously. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.054 on July 28, 2024, compared to the 2024 average year-to-date hash price of $0.076, and compared to the five-year, one year, 2023, and 2022 average hash prices of $0.164, $0.081, $0.075, and $0.124, respectively. The five-year high price was April 20, 2021, when hash price was at $0.57. The five-year low hash price was $0.045 on July 4, 2024. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is currently between $0.045 to $0.080, which assumes variable operating expenses of $60 to $70 per MWh, annual fixed operating expenses of $1 to $5 per TH/s, and average network efficiency of 30 to 40 J/TH.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. During 2022, average transaction fees were 1.6% of block subsidies, and, during the first quarter of 2023, transaction fees were 2.3%. In April 2023, transaction fees and volume rose sharply on the Bitcoin network, and transaction fees averaged 8.2% from April 1, 2023, to June 30, 2023. During the third and fourth quarters of 2023, transaction fees averaged 2.8% and 14.6%, respectively, with the latter representing the highest quarterly average since Bitcoin was founded. Transaction fees have remained elevated during 2024, with an 9.8% year-to-date average through July 28, 2024. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.

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
As we continue to acquire miners and utilize our power generating assets to power such miners, we anticipate that a greater proportion of our revenue and expenses will relate to cryptocurrency asset mining.
As previously discussed in the "Critical Accounting Policies" section in our 2023 Form 10-K, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with revenue recognition, property, plant and equipment (including the useful lives and recoverability of long-lived assets), investments, digital currency assets, intangible assets, stock-based compensation, loss contingency accruals, income taxes, and business combinations. The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed.

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATING REVENUES:
Cryptocurrency mining	$14,988,526	$13,782,798	$36,279,584	$25,080,096
Cryptocurrency hosting	3,824,299	3,079,701	9,281,828	5,405,697
Energy	221,370	740,793	921,437	3,471,779
Capacity	—	582,557	—	1,442,067
Other	69,944	47,892	143,475	100,317
Total operating revenues	19,104,139	18,233,741	46,626,324	35,499,956
OPERATING EXPENSES:
Fuel	5,798,304	6,291,501	13,209,132	13,705,515
Operations and maintenance	9,081,647	8,804,097	17,323,372	17,245,020
General and administrative	11,746,585	10,077,738	18,344,931	18,546,493
Depreciation and amortization	9,290,563	8,634,967	18,805,217	16,357,808
Loss on disposal of fixed assets	1,731,105	17,281	1,731,105	108,367
Realized loss (gain) on sale of digital currencies	243,688	(266,665)	(380,419)	(593,433)
Unrealized gain on digital currencies	(145,994)	—	(147,221)	—
Realized gain on sale of miner assets	—	—	(36,012)	—
Impairments on digital currencies	—	254,353	—	325,830
Total operating expenses	37,745,898	33,813,272	68,850,105	65,695,600
NET OPERATING LOSS	(18,641,759)	(15,579,531)	(22,223,781)	(30,195,644)
OTHER INCOME (EXPENSE):
Interest expense	(2,248,063)	(2,603,478)	(4,511,472)	(4,987,391)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(382,175)	6,475,880	11,295,545	5,761,291
Other	5,000	15,000	15,000	30,000
Total other (expense) income	(2,625,238)	3,887,402	6,799,073	(28,157,047)
NET LOSS	$(21,266,997)	$(11,692,129)	$(15,424,708)	$(58,352,691)
Highlights of our consolidated results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, include:
Operating Revenues
Total operating revenues increased by approximately $0.9 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an approximately $1.2 million increase in cryptocurrency mining revenues because of increased hash rate resulting from the purchase and installation of additional Bitcoin miners. Cryptocurrency hosting revenues increased by approximately $0.7 million primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023. These increases were partially offset by (i) an approximately $0.6 million decrease in capacity revenue due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in PJM's day ahead market and (ii) an approximately $0.5 million decrease in energy revenues driven by lower prevailing market prices, lower generation, and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations.
Total operating revenues increased by approximately $11.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an approximately $11.2 million increase in cryptocurrency mining revenues driven by increased hash rate driven by the purchase and installation of additional Bitcoin miners. Cryptocurrency hosting revenues increased by approximately $3.9 million primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023. These increases were partially offset by (i) an approximately $1.4 million decrease in capacity revenue due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in PJM's day ahead market and (ii) an approximately $2.6 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations.

Operating Expenses
Total operating expenses increased by approximately $3.9 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $1.7 million loss on disposal of fixed assets as a result of decommissioning MinerVa miners, (ii) an approximately $1.7 million increase in general and administrative expenses, which was primarily driven by the estimated accrual for two loss contingencies totaling approximately $5.2 million during the second quarter of 2024 but partially offset by lower stock-based compensation and insurance expenses, (iii) an approximately $0.7 million increase in depreciation and amortization due to the purchase and installation of additional Bitcoin miners, (iv) an approximately $0.5 million increase in realized losses on the sale of digital currencies driven by deteriorated Bitcoin pricing, and (v) an approximately $0.3 million increase in operations and maintenance expenses due to an increase in professional services for cryptocurrency operations. These increases were partially offset by an approximately $0.5 million decrease in fuel expenses driven by lower megawatt consumption as a result of voluntary curtailment due to record June heat in Pennsylvania and the planned outage at the Panther Creek Plant.
Total operating expenses increased by approximately $3.2 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $2.4 million increase in depreciation and amortization due to the purchase and installation of additional Bitcoin miners, (ii) an approximately $1.6 million increase in the loss on disposal of fixed assets as a result of decommissioning MinerVa miners, and (iii) an approximately $0.2 million decrease in realized gains on the sale of digital currencies driven by deteriorated Bitcoin pricing. These increases were partially offset by (i) an approximately $0.5 million decrease in fuel expenses driven by lower megawatt consumption as a result of voluntary curtailment due to record June heat in Pennsylvania and the planned outage at the Panther Creek Plant and (ii) an approximately $0.2 million decrease in general and administrative expenses driven by lower stock-based compensation expense, insurance expense and professional services, mostly offset by the estimated accrual for two loss contingencies totaling approximately $5.2 million during the second quarter of 2024.
Other Income (Expense)
Total other income (expense) decreased by approximately $6.5 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily driven by an approximately $6.9 million decrease in other income resulting from changes in the fair value of warrant liabilities, which is determined using a Black-Scholes model with significant inputs described in Note 15 – Equity Issuances in the notes to the Condensed Consolidated Financial Statements.
Total other income (expense) increased by approximately $35.0 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $29.0 million loss on debt extinguishment recorded in the first quarter of 2023 and (ii) an approximately $5.5 million increase in other income resulting from changes in the fair value of warrant liabilities. For more details regarding the loss on debt extinguishment, see Note 7 – Debt in the notes to the Condensed Consolidated Financial Statements.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
OPERATING REVENUES:
Energy Operations	$291,314	$1,371,242	$1,064,912	$5,014,163
Cryptocurrency Operations	18,812,825	16,862,499	45,561,412	30,485,793
Total operating revenues	$19,104,139	$18,233,741	$46,626,324	$35,499,956
NET OPERATING LOSS:
Energy Operations	$(8,873,175)	$(9,578,048)	$(17,076,355)	$(20,179,073)
Cryptocurrency Operations	(9,768,584)	(6,001,483)	(5,147,426)	(10,016,571)
Total net operating loss	(18,641,759)	(15,579,531)	(22,223,781)	(30,195,644)
OTHER (EXPENSE) INCOME (1)	(2,625,238)	3,887,402	6,799,073	(28,157,047)
NET LOSS	$(21,266,997)	$(11,692,129)	$(15,424,708)	$(58,352,691)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,346,554)	$(1,330,647)	$(2,672,221)	$(2,663,520)
Cryptocurrency Operations	(7,944,009)	(7,304,320)	(16,132,996)	(13,694,288)
Total depreciation and amortization	$(9,290,563)	$(8,634,967)	$(18,805,217)	$(16,357,808)
INTEREST EXPENSE:
Energy Operations	$(24,216)	$(252,178)	$(48,665)	$(411,465)
Cryptocurrency Operations	(2,223,847)	(2,351,300)	(4,462,807)	(4,575,926)
Total interest expense	$(2,248,063)	$(2,603,478)	$(4,511,472)	$(4,987,391)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
OPERATING REVENUES:
Energy	$221,370	$740,793	$(519,423)	$921,437	$3,471,779	$(2,550,342)
Capacity	—	582,557	(582,557)	—	1,442,067	(1,442,067)
Other	69,944	47,892	22,052	143,475	100,317	43,158
Total operating revenues	291,314	1,371,242	(1,079,928)	1,064,912	5,014,163	(3,949,251)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	(220,101)	709,441	(929,542)	186,703	3,425,488	(3,238,785)
Operations and maintenance	7,347,231	7,655,058	(307,827)	13,928,894	14,933,288	(1,004,394)
General and administrative	520,228	541,802	(21,574)	1,012,338	1,989,275	(976,937)
Depreciation and amortization	1,346,554	1,330,647	15,907	2,672,221	2,663,520	8,701
Total operating expenses	8,993,912	10,236,948	(1,243,036)	$17,800,156	$23,011,571	$(5,211,415)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(8,702,598)	$(8,865,706)	$163,108	$(16,735,244)	$(17,997,408)	$1,262,164
Corporate overhead	170,577	712,342	(541,765)	341,111	2,181,665	(1,840,554)
NET OPERATING LOSS	$(8,873,175)	$(9,578,048)	$704,873	$(17,076,355)	$(20,179,073)	$3,102,718

INTEREST EXPENSE	$(24,216)	$(252,178)	$227,962	$(48,665)	$(411,465)	$362,800
(1) The Cryptocurrency Operations segment consumed $6.0 million and $13.0 million of electricity supplied by the Energy Operations segment for the three and six months ended June 30, 2024, respectively, and $5.6 million and $10.3 million for the three and six months ended June 30, 2023, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues
Total operating revenues decreased by approximately $1.1 million for the three months ended June 30, 2024, as compared to the same period in 2023, due to an approximately $0.6 million decrease in capacity revenues and an approximately $0.5 million decrease in energy revenues driven by lower prevailing market prices, lower generation, and increased consumption of self-generated electricity resulting from the expansion of our cryptocurrency operations.
Total operating revenues decreased by approximately $3.9 million for the six months ended June 30, 2024, as compared to the same period in 2023, due to an approximately $1.4 million decrease in capacity revenues and an approximately $2.6 million decrease in energy revenues driven by lower prevailing market prices and increased consumption of self-generated electricity resulting from the expansion of our cryptocurrency operations.
Effective June 1, 2022, through May 31, 2025, both plants strategically reduced their exposure to the capacity markets and the resulting cost-capping and operational requirements in PJM's day ahead market. The Company chose to be an energy resource, which reduced monthly capacity revenues and the frequency with which the plants will be mandated to sell power at non-market rates, in exchange for the opportunity to sell power to the grid at prevailing market rates, which management expects will more than make up for lost capacity revenues. This also gives the plants the ability to provide fast response energy to the grid in the real time market when needed without having to comply with day ahead power commitments. When high power prices call for more electricity to be supplied by the Company's plants, and those prices are in excess of Bitcoin-equivalent power prices, the Company may shut off its data center Bitcoin mining load in order to sell power to the grid. The Company believes that this integration should allow it to optimize for both revenue as well as grid support over time.
Full plant power utilization is optimal for the Company's revenue growth as it also drives a higher volume of Tier II RECs, waste coal tax credits, and beneficial use ash sales, as well as the increased electricity supply for our cryptocurrency asset operations.
Operating Expenses
Total operating expenses decreased by approximately $1.2 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $0.9 million decrease in fuel expenses due to increased fuel cost allocations to the Cryptocurrency Operations segment, resulting from the expansion of our cryptocurrency operations, and (ii) an approximately $0.3 million decrease in operations and maintenance expenses due to a decrease in plant maintenance. REC sales of approximately $5.2 million and $5.4 million were recognized as contra-expenses to offset fuel expenses for the three months ended June 30, 2024, and 2023, respectively.
Total operating expenses decreased by approximately $5.2 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $3.2 million decrease in fuel expenses due to increased fuel cost allocations to the Cryptocurrency Operations segment, resulting from the expansion of our cryptocurrency operations, (ii) an approximately $1.0 million decrease in operations and maintenance expenses due to a decrease in plant maintenance, and (iii) an approximately $1.0 million decrease in general and administrative expenses primarily related to a decrease in the value of accounts receivable recorded during the first quarter of 2023. REC sales of approximately $11.7 million and $10.4 million were recognized as contra-expenses to offset fuel expenses for the six months ended June 30, 2024, and 2023, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by approximately $0.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a decrease in Energy Operations segment revenues and a decrease in stock-based compensation and insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
OPERATING REVENUES:
Cryptocurrency mining	$14,988,526	$13,782,798	$1,205,728	$36,279,584	$25,080,096	$11,199,488
Cryptocurrency hosting	3,824,299	3,079,701	744,598	9,281,828	5,405,697	3,876,131
Total operating revenues	18,812,825	16,862,499	1,950,326	45,561,412	30,485,793	15,075,619
OPERATING EXPENSES:
Electricity - purchased from energy segment	6,018,405	5,582,060	436,345	13,022,429	10,280,027	2,742,402
Operations and maintenance	1,734,416	1,149,039	585,377	3,394,478	2,311,732	1,082,746
General and administrative	40,066	63,751	(23,685)	79,253	120,937	(41,684)
Impairments on digital currencies (1)	—	254,353	(254,353)	—	325,830	(325,830)
Realized loss (gain) on sale of digital currencies	243,688	(266,665)	510,353	(380,419)	(593,433)	213,014
Unrealized gain on digital currencies	(145,994)	—	(145,994)	(147,221)		(147,221)
Loss on disposal of fixed assets	1,731,105	17,281	1,713,824	1,731,105	108,367	1,622,738
Realized gain on sale of miner assets	—	—	—	(36,012)	—	(36,012)
Depreciation and amortization	7,944,009	7,304,320	639,689	16,132,996	13,694,288	2,438,708
Total operating expenses	17,565,695	14,104,139	3,461,556	$33,796,609	$26,247,748	$7,548,861
NET OPERATING INCOME (EXCLUDING CORPORATE OVERHEAD)	$1,247,130	$2,758,360	$(1,511,230)	$11,764,803	$4,238,045	$7,526,758
Corporate overhead	11,015,714	8,759,843	2,255,871	16,912,229	14,254,616	2,657,613
NET OPERATING INCOME (LOSS)	$(9,768,584)	$(6,001,483)	$(3,767,101)	$(5,147,426)	$(10,016,571)	$4,869,145

INTEREST EXPENSE	$(2,223,847)	$(2,351,300)	$127,453	$(4,462,807)	$(4,575,926)	$113,119
1 The Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method. For more information, see Note 1 – Basis of Presentation in the notes to the Condensed Consolidated Financial Statements.

Operating Revenues
Total operating revenues increased by approximately $2.0 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an approximately $1.2 million increase in cryptocurrency mining revenues driven by increased hash rate after the purchase and installation of additional Bitcoin miners period over period. Cryptocurrency hosting revenues increased by approximately $0.7 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023.
Total operating revenues increased by approximately $15.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an approximately $11.2 million increase in cryptocurrency mining revenues driven by increased hash rate after the purchase and installation of additional Bitcoin miners period over period. Cryptocurrency hosting revenues increased by approximately $3.9 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023.
Operating Expenses
Total operating expenses increased by approximately $3.5 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $1.7 million loss on disposal of fixed assets as a result of decommissioning MinerVa miners, (ii) an approximately $0.6 million increase in depreciation and amortization driven by the purchase and installation of additional Bitcoin miners, (iii) an approximately $0.6 million increase in operations and maintenance expenses driven by an increase in professional services to support our cryptocurrency operations, (iv) an approximately $0.5 million increase in realized loss on the sale of digital currencies driven by deteriorated Bitcoin pricing, and (v) an approximately $0.4 million increase in intercompany electric charges related to the expansion of our cryptocurrency mining operations. These increases were partially offset by an approximately $0.3 million decrease in impairments on digital currencies following the adoption of ASU 2023-08 effective January 1, 2024.

Total operating expenses increased by approximately $7.5 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $2.7 million increase in intercompany electric charges related to the expansion of our cryptocurrency mining operations, (ii) an approximately $2.4 million increase in depreciation and amortization driven by the purchase and installation of additional Bitcoin miners, (iii) an approximately $1.6 million increase in loss on disposal of fixed assets as a result of decommissioning MinerVa miners, and (iv) an approximately $1.1 million increase in operations and maintenance expenses driven by an increase in professional services to support our cryptocurrency operations.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by approximately $2.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by increases in Cryptocurrency Operations segment revenues relative to total combined revenue. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of approximately $0.3 million and $0.3 million were recognized for the three and six months ended June 30, 2023, respectively, as a result of the negative impacts from Bitcoin spot market declines in the prior year period. Effective January 1, 2024, the Company adopted ASU 2023-08 which requires cryptocurrency assets to be recorded at fair value. As such, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period. As of June 30, 2024, we held approximately 4 Bitcoin on our consolidated balance sheet at fair value. The spot market price of Bitcoin was $61,927 as of June 30, 2024, per Coinbase.
Interest Expense
Interest expense decreased by approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2024, as compared to the same periods in 2023, following marginal reductions in outstanding debt over the same periods.

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
We have historically relied on funds from equity issuances, equipment financings and revenues from mining Bitcoin and selling power generated at our power plants to provide for our liquidity needs. During 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement and approximately $15.4 million pursuant to the December 2023 Private Placement. During the year ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million, less sales commissions of approximately $0.4 million for net proceeds of approximately $11.2 million. During the six months ended June 30, 2024, the Company sold zero ATM Shares.
As of June 30, 2024, and August 9, 2024, we had approximately $5.1 million and $3.6 million, respectively, of cash and cash equivalents and Bitcoin on our consolidated balance sheet, which included approximately 4 Bitcoin and 2 Bitcoin, respectively. As of June 30, 2024, we had principal amount outstanding indebtedness of approximately $55.1 million.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement and December 2023

Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of debt and equity (including usage of our ATM). In connection with the December 2023 Private Placement, the Company entered into a Registration Rights Agreement with the institutional investor (the “December Registration Rights Agreement”) whereby it agreed, among other things, to file a resale registration statement (the “December Resale Registration Statement”) with the SEC covering all shares of common stock sold to the institutional investor and the shares of common stock issuable upon exercise of the warrants and the prefunded warrants purchased by the institutional investor, and to cause the December Resale Registration Statement to become effective within the timeframes specified in the December Registration Rights Agreement; failure to do so will result in certain penalties specified in the December Registration Rights Agreement (and we made two such payments for liquidated damages during the second quarter of 2024 totaling approximately $300,000). In particular, we are contractually restricted from issuing equity to raise capital in the public or private markets (including sales under the ATM Agreement) until 30 days after the December Resale Registration Statement is effective, and there is no guarantee when that will be. We received comments from the staff of the SEC’s Division of Corporation Finance in September 2023 related to the accounting of our Bitcoin-related operations, among other things, and have been informed that we will be unable to take the December Resale Registration Statement effective until such comments are resolved. Nearly eleven months later, such review is still ongoing. Beginning with the third quarter of 2023, we may be required to make monthly prepayments pursuant to the WhiteHawk Refinancing Agreement if we are unable to maintain a cash balance above a certain amount. If we are unable to raise additional capital in the near future, there is a risk that we could breach this minimum cash balance covenant and default on the prepayment obligations mentioned above, and we could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses, and we incurred net losses of $21.3 million and $15.4 million for the three and six months ended June 30, 2024, respectively, and our accumulated deficit was $337.0 million as of June 30, 2024.
If we are able to begin raising capital again under our ATM Agreement in the near future, taking into account such proceeds along with the continued expansion of our cryptocurrency mining operations, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months.
We have no material off balance sheet arrangements.
Analysis of Changes in Cash Flows

	Six Months Ended
	June 30, 2024	June 30, 2023	Change
Net cash flows provided by (used in) operating activities	$6,039,518	$(1,642,478)	$7,681,996
Net cash flows used in investing activities	(393,002)	(10,581,332)	10,188,330
Net cash flows (used in) provided by financing activities	(4,984,977)	4,031,299	(9,016,276)
Net increase (decrease) in cash and cash equivalents	$661,539	$(8,192,511)	$8,854,050
Operating Activities. Net cash flows provided by operating activities was approximately $6.0 million for the six months ended June 30, 2024, compared to approximately $1.6 million used in operating activities for the six months ended June 30, 2023. The approximately $7.7 million net increase in cash flows from operating activities was primarily due to higher hash rate on installed miners, which generated higher and more profitable revenues.
Investing Activities. Net cash flows used in investing activities was approximately $0.4 million for the six months ended June 30, 2024, compared to approximately $10.6 million used in investing activities for the six months ended June 30, 2023. The approximately $10.2 million net improvement in cash flows was primarily due to lower cash outflows for the purchase of property, plant and equipment. Significant cash outflows occurred during the six months ended June 30, 2023, for the continued ramp up of cryptocurrency mining operations in the prior year, and no such activities occurred during the comparable period in 2024.
Financing Activities. Net cash flows used in financing activities was approximately $5.0 million for the six months ended June 30, 2024, compared to approximately $4.0 million provided by financing activities for the six months ended June 30, 2023. The approximately $9.0 million net decrease in cash flows was primarily due to prior year proceeds from the April 2023 Private Placement for the six months ended June 30, 2024.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of June 30, 2024, were $54.8 million (excluding financed insurance premiums).
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
On February 6, 2023, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. However, in December 2023, the Company made two amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 31, 2024, and therefore, the next required monthly amortization payment is due on September 30, 2024.
Beginning June 30, 2023, following a five-month holiday, Stronghold LLC began to make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the Third Amendment which, among other items, amended the Company’s minimum liquidity requirement to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of June 30, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.50% for the six months ended June 30, 2024.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement and (ii) no PIK Option (as such term is defined in the Credit Agreement) had been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of June 30, 2024, the Company has paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of June 30, 2024, the Company fully repaid the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of June 30, 2024, the Company fully repaid the promissory note due to Canaan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
Information regarding this Item is contained in Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Except as set forth below, there are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 8, 2024.
We are evaluating certain recent PJM programs, including demand response and other ancillary programs, but there can be no assurances as to the timing of such qualification, if at all.
On April 14, 2024, PJM updated its “Guidance on Co-Located Load.” Pursuant to the Guidance on Co-Located Load, certain “In Network” load designations have the potential to enable ancillary revenue streams such as demand response. Stronghold is currently in the process of registering its data center at the Scrubgrass Plant in the demand response program. However, no assurance can be made as to whether the data center at the Scrubgrass Plant will qualify as “In Network” load, and thus be eligible for demand response or other ancillary programs, the timing of such qualification, or our ability to monetize such participation in demand response or other ancillary programs. Additionally, any classification as “In Network” load may require such facility to exit future capacity commitments, and such exit may have an impact on the Company’s financial and regulatory condition.
We are evaluating certain opportunities to expand the Scrubgrass and Panther Creek Plant data centers, including with additional MW, but there can be no assurances as to the timing of any such expansion, or ability to expand at all.
The Company has engaged third parties to assist with evaluating additional potential uses for the data centers at the Scrubgrass Plant and Panther Creek Plant. In May and June 2024, Stronghold submitted preliminary load studies to local utilities to import up to an additional 400 MW at the Panther Creek Plant. No assurance can be made as to whether the Company will pursue such expansion opportunities, whether additional MW will be able to be delivered to the data center at the Panther Creek Plant or the data center at the Scrubgrass Plant, or the timeline for any potential expansion.
Power expansion initiatives are capital intensive and may take a significant amount of time.
Expanding our existing data centers, if we choose to pursue such expansion, requires significant capital expenditure on new infrastructure, equipment, labor, and studies necessary to increase MW availability. If we are unable to fund our capital expenditures, either through our revenue streams or through other sources of capital, we may be unable to remain competitive and experience a deterioration in our results of operations and financial condition. Additionally, the timeline for power expansion is uncertain. It may be several years before we are able to realize the benefits of the power expansion initiatives, if at all.
Our contemplated power expansion initiative is anticipated to be cash flow negative for the foreseeable future as we build out the necessary infrastructure and continue to conduct additional studies. Such a project could comprise a meaningful share of our cash flow.
We are not expecting to generate meaningful revenues from our contemplated power expansion initiative until, at the earliest, 2025. In the interim, we will be incurring costs for the requisite load studies and expansion projects, infrastructure development, equipment supply and potential land purchases. Although we believe that the power expansion initiative can lead to various profitable endeavors for the Company over time, there are numerous risks and uncertainties that make its timing and quantification difficult to accurately predict. The financial impact of expending capital on these activities before realizing cash flows could negatively impact our results of operations and financial condition.
We are dependent on third-parties, including consultants, contractors and suppliers, to develop our power expansion initiatives, and failure to properly manage these relationships, or the failure of these consultants, contractors and suppliers to perform as expected, could have a material adverse effect on our business, prospects or operations.
We currently rely on third-party consultants, contractors and suppliers to assist with the exploration of our power expansion program and initiatives, including navigating various regulatory aspects. No assurance can be made that business interruptions will not occur as a result of the failure by these consultants, contractors or suppliers to perform as expected. We cannot ensure that our consultants, contractors or suppliers will continue to perform services to our satisfaction or on commercially reasonable terms. Our consultants, contractors or suppliers may also decline our orders to fulfill those of our competitors, putting us at competitive harm. Further, resource constraints or future regulatory actions could also impact our ability to obtain and receive components needed to advance our power expansion program and initiatives. If our consultants, contractors or suppliers are not able to provide the agreed-upon services at the level of quality and quantity we require, we may not be able to replace such consultants, contractors or suppliers in a timely manner. Any delays, interruptions or increased costs could have a material adverse effect on our business, prospects or operations.
Our management team has limited experience with GPU computing initiatives.
Members of our management team have limited experience with GPU computing programs, initiatives, and the related infrastructure required to develop such programs or initiatives. To the extent we pursue such programs or initiatives, our management team may not successfully or efficiently manage the Company's GPU computing programs and initiatives. These new obligations to potentially develop and manage the Company's GPU computing programs and initiatives will require significant attention from our management team and other employees and could divert their attention away from the day-to-day management of other aspects of our business, which could adversely affect our business and financial performance.

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

10.1 *	Second Amendment to Hosting Agreement, dated as of July 3, 2024, by and between Stronghold Digital Mining Hosting, LLC and Foundry Digital LLC.
10.2 *	Third Amendment to Hosting Agreement, dated as of July 5, 2024, by and between Stronghold Digital Mining Hosting, LLC and Cantaloupe Digital LLC.
10.3 *†	Second Amendment to the Stronghold Digital Mining, Inc. Omnibus Incentive Plan, dated June 6, 2024.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1 **	Section 1350 Certification of Chief Executive Officer.
32.2 **	Section 1350 Certification of Chief Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*    Filed herewith.
**    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)