Form 10-Q
period 2024-09-30
Stronghold Digital Mining, Inc.
filed 2024-11-13
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, the registrant had outstanding 14,837,229 shares of Class A common stock, par value $0.0001 per share, 5,990 shares of Series C convertible preferred stock, par value $0.0001 per share, 0 shares of Series D convertible preferred stock, par value $0.0001 per share, and 2,405,760 shares of Class V common stock, par value $0.0001 per share. On May 15, 2023, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Part I - Financial Information
Item 1. Financial Statements
STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$4,491,447	$4,214,613
Digital currencies	613,949	3,175,595
Accounts receivable	1,240,900	507,029
Inventory	2,815,178	4,196,812
Prepaid insurance	1,668,837	3,787,048
Due from related parties	90,538	97,288
Other current assets	1,898,404	1,675,084
Total current assets	12,819,253	17,653,469
Equipment deposits	—	8,000,643
Property, plant and equipment, net	124,971,766	144,642,771
Operating lease right-of-use assets	904,988	1,472,747
Land	1,748,440	1,748,440
Road bond	299,738	299,738
Security deposits	348,888	348,888
Other noncurrent assets	271,960	170,488
TOTAL ASSETS	$141,365,033	$174,337,184
LIABILITIES:
Accounts payable	$11,259,291	$11,857,052
Accrued liabilities	13,846,663	10,787,895
Financed insurance premiums	952,369	2,927,508
Current portion of long-term debt, net of discounts and issuance fees	19,566,519	7,936,147
Current portion of operating lease liabilities	605,324	788,706
Due to related parties	1,449,195	718,838
Total current liabilities	47,679,361	35,016,146
Asset retirement obligation	1,116,958	1,075,728
Warrant liabilities	16,765,182	25,210,429
Long-term debt, net of discounts and issuance fees	33,879,516	48,203,762
Long-term operating lease liabilities	356,542	776,079
Other noncurrent liabilities	10,500,864	241,420
Total liabilities	110,298,423	110,523,564
COMMITMENTS AND CONTINGENCIES (NOTE 10)
REDEEMABLE COMMON STOCK:
Common Stock – Class V; $0.0001 par value; 50,000,000 shares authorized; 2,405,760 shares issued and outstanding as of September 30, 2024, and December 31, 2023.	11,536,161	20,416,116
Total redeemable common stock	11,536,161	20,416,116
STOCKHOLDERS’ EQUITY:
Common Stock – Class A; $0.0001 par value; 238,000,000 shares authorized; 14,737,601 and 11,115,561 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	1,474	1,112
Series C convertible preferred stock; $0.0001 par value; 23,102 shares authorized; 5,990 shares issued and outstanding as of September 30, 2024, and December 31, 2023.	1	1
Series D convertible preferred stock; $0.0001 par value; 15,582 shares authorized; 0 and 7,610 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	—	1
Accumulated deficits	(360,763,808)	(331,647,755)
Additional paid-in capital	380,292,782	375,044,145
Total stockholders' equity	19,530,449	43,397,504
Total redeemable common stock and stockholders' equity	31,066,610	63,813,620
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY	$141,365,033	$174,337,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$44,989,361	$37,764,990
Cryptocurrency hosting	1,911,610	3,789,375	11,193,438	9,195,072
Energy	502,640	1,210,811	1,424,077	4,682,590
Capacity	—	—	—	1,442,067
Other	44,046	41,877	187,521	142,194
Total operating revenues	11,168,073	17,726,957	57,794,397	53,226,913
OPERATING EXPENSES:
Fuel	6,500,292	8,556,626	19,709,424	22,262,141
Operations and maintenance	4,998,609	6,961,060	22,321,981	24,206,080
General and administrative	8,326,999	6,598,951	26,671,930	25,145,444
Depreciation and amortization	8,623,646	9,667,213	27,428,863	26,025,021
Loss on disposal of fixed assets	458,147	—	2,189,252	108,367
Realized gain on sale of digital currencies	(719,795)	(131,706)	(1,100,214)	(725,139)
Unrealized loss (gain) on digital currencies	33,783	—	(113,438)	—
Realized loss on sale of miner assets	530,099	—	494,087	—
Impairments on digital currencies	—	357,411	—	683,241
Impairments on equipment deposits	—	5,422,338	—	5,422,338
Total operating expenses	28,751,780	37,431,893	97,601,885	103,127,493
NET OPERATING LOSS	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER INCOME (EXPENSE):
Interest expense	(2,236,587)	(2,441,139)	(6,748,059)	(7,428,530)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(2,850,298)	(180,838)	8,445,247	5,580,453
Other	—	15,000	15,000	45,000
Total other (expense) income	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)
NET LOSS attributable to noncontrolling interest	(3,181,407)	(5,188,727)	(5,588,300)	(26,663,731)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(19,489,185)	$(17,123,186)	$(32,507,000)	$(54,000,873)
NET LOSS attributable to Class A common shareholders:
Basic	$(1.34)	$(2.26)	$(2.27)	$(8.93)
Diluted	$(1.34)	$(2.26)	$(2.27)	$(8.93)
Weighted average number of Class A common shares outstanding:
Basic	14,594,955	7,569,511	14,319,202	6,047,891
Diluted	14,594,955	7,569,511	14,319,202	6,047,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2024
	Convertible Preferred		Common A
	Series C Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – July 1, 2024	5,990	$1	12,980,864	$1,298	$(336,973,510)	$378,716,670	$41,744,459
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	(19,489,185)	—	(19,489,185)
Net loss attributable to noncontrolling interest	—	—	—	—	(3,181,407)	—	(3,181,407)
Maximum redemption right valuation [Common V Units]	—	—	—	—	(1,119,706)	—	(1,119,706)
Stock-based compensation	—	—	—	—	—	1,486,286	1,486,286
Vesting of restricted stock units	—	—	450,776	45	—	(45)	—
Exercised warrants	—	—	1,299,969	130	—	(130)	—
Issuance of common stock to settle payables	—	—	5,992	1	—	90,001	90,002
Balance – September 30, 2024	5,990	$1	14,737,601	$1,474	$(360,763,808)	$380,292,782	$19,530,449

	Three Months Ended September 30, 2023
	Convertible Preferred		Common A
	Series C Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – July 1, 2023	21,572	$2	6,055,618	$606	$(298,199,062)	$380,538,701	$82,340,247
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	(17,123,186)	—	(17,123,186)
Net loss attributable to noncontrolling interest	—	—	—	—	(5,188,727)	—	(5,188,727)
Maximum redemption right valuation [Common V Units]	—	—	—	—	(615,621)	—	(615,621)
Stock-based compensation	—	—	—	—	—	787,811	787,811
Vesting of restricted stock units	—	—	83,753	8	—	(8)	—
Exercised warrants	—	—	474,612	48	—	(48)	—
Issuance of common stock to settle payables	—	—	12,959	1	—	59,994	59,995
Issuance of common stock - ATM Agreement	—	—	1,249,746	125	—	8,120,924	8,121,049
Balance – September 30, 2023	21,572	$2	7,876,688	$788	$(321,126,596)	$389,507,374	$68,381,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months Ended September 30, 2024
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2024	5,990	$1	7,610	$1	11,115,561	$1,112	$(331,647,755)	$375,044,145	$43,397,504
Impact of ASU 2023-08 adoption (Note 1)	—	—	—	—	—	—	99,292	—	99,292
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(32,507,000)	—	(32,507,000)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(5,588,300)	—	(5,588,300)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	8,879,955	—	8,879,955
Stock-based compensation	—	—	—	—	—	—	—	5,093,193	5,093,193
Vesting of restricted stock units	—	—	—	—	882,410	88	—	(88)	—
Exercised warrants	—	—	—	—	1,299,969	130	—	(130)	—
Issuance of common stock to settle payables	—	—	—	—	25,544	3	—	175,299	175,302
Conversion of Series D preferred stock	—	—	(7,610)	(1)	1,414,117	141	—	(19,637)	(19,497)
Balance – September 30, 2024	5,990	$1	—	$—	14,737,601	$1,474	$(360,763,808)	$380,292,782	$19,530,449

	Nine Months Ended September 30, 2023
	Convertible Preferred		Convertible Preferred		Common A
	Series C Shares	Amount	Series D Shares	Amount	Shares	Amount	Accumulated Deficit	Additional Paid-in Capital	Stockholders’ Equity
Balance – January 1, 2023	—	$—	—	$—	3,171,022	$317	$(240,443,302)	$323,468,129	$83,025,144
Net loss attributable to Stronghold Digital Mining, Inc.	—	—	—	—	—	—	(54,000,873)	—	(54,000,873)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(26,663,731)	—	(26,663,731)
Maximum redemption right valuation [Common V Units]	—	—	—	—	—	—	(18,690)	—	(18,690)
Stock-based compensation	—	—	—	—	250,000	25	—	7,603,834	7,603,859
Vesting of restricted stock units	—	—	—	—	337,515	34	—	(34)	—
Warrants issued and outstanding	—	—	—	—	—	—	—	1,739,882	1,739,882
Exercised warrants	—	—	—	—	1,608,195	161	—	155	316
Redemption of Class V shares	—	—	—	—	200,000	20	—	1,209,980	1,210,000
Issuance of common stock to settle payables	—	—	—	—	110,289	11	—	1,033,178	1,033,189
Issuance of common stock - April 2023 Private Placement	—	—	—	—	566,661	57	—	941,595	941,652
Issuance of common stock - ATM Agreement	—	—	—	—	1,250,506	125	—	8,123,749	8,123,874
Issuance of Series C convertible preferred stock	23,102	2	—	—	—		—	45,386,944	45,386,946
Conversion of Series C preferred stock	(1,530)	—	—	—	382,500	38	—	(38)	—
Balance – September 30, 2023	21,572	$2	—	$—	7,876,688	$788	$(321,126,596)	$389,507,374	$68,381,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,095,300)	$(80,664,604)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	27,428,863	26,025,021
Accretion of asset retirement obligation	41,230	39,153
Loss on disposal of fixed assets	2,189,252	108,367
Realized loss on sale of miner assets	494,087	—
Change in value of accounts receivable	399,192	1,867,506
Amortization of debt issuance costs	154,419	161,093
Stock-based compensation	5,093,193	7,603,859
Loss on debt extinguishment	—	28,960,947
Impairments on equipment deposits	—	5,422,338
Changes in fair value of warrant liabilities	(8,445,247)	(5,580,453)
Non-cash adjustments for loss contingencies	5,253,238	—
Other	584,510	(229,485)
(Increase) decrease in digital currencies:
Mining revenue	(51,963,137)	(43,778,958)
Net proceeds from sale of digital currencies	54,737,513	42,563,545
Unrealized gain on digital currencies	(113,438)	—
Impairments on digital currencies	—	683,241
(Increase) decrease in assets:
Accounts receivable	(1,133,062)	8,129,033
Prepaid insurance	4,218,459	5,174,903
Due from related parties	(211,870)	(91,617)
Inventory	1,381,634	1,328,373
Other assets	(896,572)	9,666
Increase (decrease) in liabilities:
Accounts payable	(643,132)	(1,445,109)
Due to related parties	730,357	(239,230)
Accrued liabilities	(543,442)	875,203
Other liabilities, including contract liabilities	7,888,095	(211,225)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,548,842	(3,288,433)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(749,528)	(14,743,269)
Proceeds from sale of property, plant and equipment, including CIP	221,212	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(528,316)	(14,743,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(3,668,304)	(3,196,644)
Repayments of financed insurance premiums	(4,075,388)	(5,250,538)
Proceeds from debt, net of issuance costs paid in cash	—	(147,385)
Proceeds from private placements, net of issuance costs paid in cash	—	9,824,567
Proceeds from ATM, net of issuance costs paid in cash	—	8,483,982
Proceeds from exercise of warrants	—	316
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,743,692)	9,714,298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	276,834	(8,317,404)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,214,613	13,296,703
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,491,447	$4,979,299

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
Cryptocurrency Operations
The Company is also a vertically integrated Bitcoin mining business. The Company buys and maintains a fleet of Bitcoin miners, as well as the required infrastructure, and provides power to third-party Bitcoin miners under hosting agreements. The Bitcoin mining operations are in their early stages, and Bitcoin and energy pricing mining economics are volatile and subject to uncertainty. The Company’s current strategy will continue to expose it to the numerous risks and volatility associated with the Bitcoin mining and power generation sectors, including fluctuating Bitcoin-to-U.S.-Dollar prices, the costs and availability of Bitcoin miners, the number of market participants mining Bitcoin, the availability of other power generation facilities to expand operations, and regulatory changes.

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated balance sheet as of September 30, 2024, the unaudited condensed consolidated statements of operations and stockholders' equity for the three and nine months ended September 30, 2024, and 2023, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results expected for the full year.
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
On May 15, 2023, following approval by the Board of Directors and stockholders of the Company, the Company effected a 1-for-10 reverse stock split ("Reverse Stock Split") of its Class A common stock, par value $0.0001 per share, and Class V common stock, par value $0.0001 per share. The par values of the Company's Class A and Class V common stock were not adjusted as a result of the Reverse Stock Split. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.
Bitfarms Merger Agreement
On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bitfarms Ltd., a corporation incorporated under the Canada Business Corporations Act and continued under the Business Corporations Act (Ontario) (the “OBCA”) (“Bitfarms” or “Parent”), Backbone Mining Solutions LLC, a Delaware limited liability company and a wholly-owned, indirect subsidiary of Parent (“BMS”), and HPC & AI Megacorp, Inc., a Delaware corporation and a wholly-owned, direct subsidiary of BMS (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger as an indirect, wholly-owned subsidiary of Bitfarms. The Merger Agreement has been unanimously approved by the Boards of Directors of the Company and Bitfarms and is expected to close in the first quarter of 2025, subject to the receipt of Stronghold stockholder approval, applicable regulatory approvals, certain third-party consents and other customary closing conditions. Under the terms of the Merger Agreement, upon the closing of the merger, holders of Class A common stock (including holders of Series C Preferred Stock and holders of Class V common stock whose shares will convert into or be exchanged for shares of Class A common stock immediately prior to the closing of the merger) will receive 2.52 Bitfarms common shares for each share of Class A common stock they own. Refer to Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for risks associated with the Company's proposed merger with Bitfarms.
Correction of Immaterial Error
During the third quarter of 2024, the Company corrected an error in its revenue recognition policy to be consistent with GAAP, which requires an entity to measure noncash consideration using the estimated fair value of the consideration at contract inception. Instead of measuring the noncash (Bitcoin) consideration at the time of each hosting contract’s inception, the Company has measured the noncash (Bitcoin) consideration in prior periods on a daily basis, as each Bitcoin was awarded. The Company has two hosting contracts with customers that are currently in operation, for which the quoted price of Bitcoin in the Company’s principal market at the time of each contract’s inception was approximately $23,000 and $30,000. The resulting impact of correcting the error in the Company’s revenue recognition policy to be consistent with GAAP is reflected in the Company’s consolidated statement of operations for the third quarter of 2024.
In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of this error on the consolidated financial statements as of and for the year ended December 31, 2023, and the unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024. The Company determined that this error did not result in a material misstatement (quantitatively or qualitatively) to the Company’s financial condition, results of operations or liquidity for any of the current year or prior year periods.
The cumulative impact of correcting this error in the current year for the three and nine months ended September 30, 2024, using the approaches described in Staff Accounting Bulletin No. 108, results in a $0 adjustment to net loss for those periods. There is also no impact to the consolidated balance sheet as of September 30, 2024, and no change to net cash flows provided by operating activities for the nine months ended September 30, 2024.
The Company notes that, had it corrected this error in the prior year as of December 31, 2023, its adoption of the Financial Accounting Standards Board ("FASB") ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60), which requires crypto assets to be recorded at fair value, would have been different. The Company adopted ASU 2023-08 in the current year as of January 1, 2024, and recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $99,292; but including the impact of correcting this error, the cumulative-effect adjustment to retained earnings would have increased by $192,237. The Company’s adoption of ASU 2023-08 in the current year, however, corrected the cumulative balance sheet impact of this error. For this reason, there is no adjustment to correct the prior periods during the third quarter of 2024. Additionally, given the immaterial nature of this error (quantitatively and qualitatively) for all current year and prior year periods, the Company has not corrected this immaterial prior-period error in the current year presentation of comparative financial statements. Further information regarding the Company’s corrected revenue recognition policy is described below.

Revenue Recognition Accounting Policy
The following disclosure represents the Company’s corrected revenue recognition policy specific to its cryptocurrency hosting revenues. Except for the updates noted below, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for a detailed discussion of the Company’s significant accounting policies.
Cryptocurrency Hosting Revenue
The Company has entered into customer hosting contracts whereby the Company promises to unload, install, provision, maintain, and operate the hosted Bitcoin mining machines located at the Company’s premises, which includes hosting services comprised of electrical power, internet access, racking infrastructure, general maintenance and operations as instructed in writing by the customer, ambient cooling, and miner reboots. Each of these promises is not separately identifiable from the other promises in the Company’s hosting contracts and, therefore, represents a single performance obligation to provide an integrated hosting service.
The Company has two customer hosting contracts that are currently in operation for initial terms of 24 months ending December 31, 2024, and April 30, 2025, that automatically renew for additional one-year periods unless one party notifies the other in writing at least 60 days prior to the conclusion of the then-current term. Neither the Company nor the customers can cancel or terminate the hosting agreements without penalty before the initial terms of 24 months elapse. Therefore, the accounting duration of the hosting contracts is two years.
The Company has determined the renewal options do not provide a material right to the hosting customers because the price charged for the Company’s integrated hosting service approximates the standalone selling price in total. Because each contract’s renewal option does not provide a material right to the hosting customers, the Company has concluded that the renewal option is not a performance obligation that requires an allocation of the transaction price. Therefore, the Company will recognize revenue for the integrated hosting service to be provided during the additional one-year renewal periods only if and when the Company provides those services.
The consideration of the Company’s hosting contracts is comprised of (i) the variable cost-of-power fee, denominated in cash, and (ii) a portion of the Bitcoin mined by the customers’ Bitcoin mining machines that the Company hosts, denominated in Bitcoin. The promised amount of consideration does not include a significant financing component and, therefore, is not adjusted for the effects of the time value of money in determining the transaction price.
i.The variable cost-of-power fee is directly tied to the energy used by the hosted Bitcoin mining machines and calculated as 50% of the energy used by the Bitcoin mining machines multiplied by a formulaically derived rate. This rate is calculated by dividing (1) all fuel costs, operations and maintenance expenses, general and administrative expenses, and financing charges incurred (subject to certain adjustments), multiplied by 110%, by (2) the total number of megawatt hours generated and purchased from the grid to supply the data center. All estimates associated with the variable cost-of-power consideration are fully constrained. The Company only includes the variable cost-of-power consideration in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, each quarterly reporting period when the uncertainty is resolved, the Company includes in the transaction price the actual amount of the variable cost-of-power-fee and, at that point, reassesses the estimated transaction price to determine whether an estimate of the variable consideration over the remaining two-year contract term is fully constrained.
ii.The Company’s portion of the Bitcoin mined by the customers’ Bitcoin mining machines that the Company hosts, or 50%, is also variable but in the form of noncash (Bitcoin) consideration. All estimates associated with the Company’s portion of the variable Bitcoin mined by the customers’ hosted Bitcoin mining machines are fully constrained. ASC 606 requires an entity to measure noncash consideration using the estimated fair value of the consideration at contract inception. The Company has two hosting contracts with customers that are currently in operation, for which the quoted price of Bitcoin in the Company’s principal market at the time of each contract’s inception was approximately $23,000 and $30,000. The Company only includes the variable noncash (Bitcoin) consideration in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Therefore, each quarterly reporting period when the uncertainty is resolved, the Company includes in the transaction price the noncash (Bitcoin) consideration equal to the product of (1) the Company’s portion of the Bitcoin mined by the customers’ hosted Bitcoin mining machines during the reporting period, and (2) the quoted price of Bitcoin in the Company’s principal market at the time of each contract’s inception. At the end of each quarterly reporting period, the Company also reassesses the estimated transaction price to determine whether an estimate of the variable consideration over the remaining two-year contract term is fully constrained.

Subsequent changes in the fair value of such noncash consideration that are due to the form of the consideration (i.e., fluctuations in the value of Bitcoin) are excluded from the transaction price.
Because there is only one performance obligation – to provide an integrated hosting service to the Company’s hosting customers – all of the transaction price described above is allocated to the single performance obligation for revenue recognition purposes.
The Company recognizes revenue for the transaction price over time as the Company satisfies its performance obligation to provide an integrated hosting service. Throughout the two-year term of the hosting contracts, the hosting customers simultaneously receive and consume the benefits provided by the Company’s performance of its integrated hosting service. The Company has a right to consideration from its hosting customers in amounts that correspond directly with the value to the customer of the Company’s performance completed to date. Therefore, the Company has adopted the practical expedient under ASC 606-10-55-18, which permits an entity to recognize revenue in the amount to which the entity has a right to invoice. The amount to which the Company has a right to invoice, and therefore recognize revenue, includes the actual cost-of-power and Bitcoin mining components of the transaction price that are updated each quarterly reporting period. For the three and nine months ended September 30, 2024, the Company recognized cryptocurrency hosting revenues of $1,266,097 and $4,399,662, respectively, for the cost-of-power component of the transaction price, and $645,513 and $6,793,776, respectively, for the Company’s portion of Bitcoin mined by the customer’s hosted Bitcoin mining machines.
Advance payments and customer deposits are recorded as contract liabilities, within other noncurrent liabilities or accrued liabilities as applicable, in the consolidated balance sheet. As of September 30, 2024, and December 31, 2023, the Company had contract liability balances of approximately $0.5 million and $0.2 million, respectively, associated with its two customer hosting contracts that are currently in operation. In September 2024, the Company entered into a third hosting contract that resulted in an additional contract liability balance of approximately $8.0 million as of September 30, 2024, comprised of a customer deposit of $7.8 million and an advance payment of approximately $0.2 million. This third hosting contract is not currently in operation but will become operational during the fourth quarter of 2024. Additionally, refer to Note 21 – Subsequent Events for information about a fourth hosting contract the Company entered into after quarter end on October 29, 2024.
For the three and nine months ended September 30, 2024, the Company recognized cryptocurrency hosting revenues of approximately $0.4 million and $0.2 million, respectively, that were included in contract liabilities at the beginning of each respective period. The Company had no accounts receivable balances as of September 30, 2024, and December 31, 2023, associated with its two customer hosting contracts that are currently in operation.
Recently Implemented Accounting Pronouncements
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

Recently Issued Accounting Pronouncements
During the first nine months of 2024, there have been no recently issued accounting pronouncements applicable to the Company. However, the Company continues to evaluate the impact of the following accounting pronouncements issued during the prior year.
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

NOTE 2 – DIGITAL CURRENCIES
As of September 30, 2024, the Company held an aggregate amount of $613,949 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Digital currencies at beginning of period	$253,710	$1,429,653	$3,175,595	$109,827
Additions of digital currencies (1)	9,535,291	15,069,008	51,963,137	43,778,958
Realized gain on sale of digital currencies	719,795	131,706	1,100,214	725,139
Unrealized (loss) gain on digital currencies	(33,783)	—	113,438	—
Impairment losses	—	(357,411)	—	(683,241)
Proceeds from sale of digital currencies	(9,861,064)	(15,630,957)	(55,837,727)	(43,288,684)
Impact of ASU 2023-08 as of January 1, 2024 (2)	—	—	99,292	—
Digital currencies at end of period	$613,949	$641,999	$613,949	$641,999
(1) Additions of digital currencies were related to mining activities.
(2) See Note 1 – Basis of Presentation for more details regarding the Company's adoption of ASU 2023-08 as of January 1, 2024.

As previously disclosed, the Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method, with a cumulative-effect adjustment of $99,292 recorded to the opening balance of retained earnings. Following the adoption of ASU 2023-08, realized gains (net of realized losses) on the sale of digital currencies were $719,795 and $1,100,214 and unrealized (losses)/gains (net of unrealized gains/losses) on digital currencies were $(33,783) and $113,438 for the three and nine months ended September 30, 2024.
Furthermore, with the adoption of ASU 2023-08, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period. The Company used a first-in, first-out methodology to determine its cost basis for computing realized gains and losses on the sale of digital currencies. The Company’s Bitcoin mining activities are conducted in the ordinary course of business, and the digital currency assets awarded to the Company by mining pool operators are converted nearly immediately into cash. As such, the Company has classified such cash flows derived from its Bitcoin mining within operating activities in the condensed consolidated statements of cash flows.
As of September 30, 2024, the Company's crypto asset holdings consisted of approximately 9.7 Bitcoin with a fair value and carrying value of $613,949. None of these digital currency assets are subject to contractual sale restrictions as of September 30, 2024. The cumulative realized gains and losses from dispositions that occurred during the nine months ended September 30, 2024, totaled $1,637,590 and $537,376, respectively. As of December 31, 2023, the Company's crypto asset holdings consisted of approximately 76.7 Bitcoin with a carrying value was $3,175,595 and fair value of $3,274,887.

NOTE 3 – INVENTORY
Inventory consisted of the following components as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Waste coal	$2,658,462	$4,066,201
Fuel oil	113,860	57,642
Limestone	42,856	72,969
Inventory	$2,815,178	$4,196,812

NOTE 4 – EQUIPMENT DEPOSITS
Equipment deposits represent contractual agreements with vendors to deliver and install miners at future dates. The following details the vendor, miner model, miner count, and expected delivery month(s).
The total equipment deposits of $8,000,643 as of December 31, 2023, represent cash paid for the following 5,000 miner assets: (i) 1,100 MicroBT WhatsMiner M50 miners; (ii) 2,800 Bitmain Antminer S19k Pro miners; and (iii) 1,100 Canaan Avalon A1346 miners. These miner assets were all delivered to the Company during the first quarter of 2024, resulting in an equipment deposits balance of $0 as of September 30, 2024.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following as of September 30, 2024, and December 31, 2023:

	Useful Lives (Years)	September 30, 2024	December 31, 2023
Electric plant	10 - 60	$67,161,300	$67,063,626
Strongboxes and power transformers	8 - 30	54,588,284	54,588,284
Karbolith	30	493,626	—
Machinery and equipment	5 - 20	17,175,420	16,222,214
Rolling stock	5 - 7	272,267	261,000
Cryptocurrency machines and powering supplies	2 - 3	89,538,064	88,445,931
Computer hardware and software	2 - 5	106,679	100,536
Vehicles and trailers	2 - 7	658,500	658,500
Leasehold improvements	2 - 3	2,992,845	2,992,845
Construction in progress	Not Depreciable	11,290,847	11,562,170
Asset retirement cost	10 - 30	580,452	580,452
		244,858,284	242,475,558
Accumulated depreciation and amortization		(119,886,518)	(97,832,787)
Property, plant and equipment, net		$124,971,766	$144,642,771
Construction in progress consists of various projects to build out the cryptocurrency machine power infrastructure and is not depreciable until the asset is considered in service and successfully powers and runs the attached cryptocurrency machines. Completion of these projects will have various rollouts of energized transformed containers and are designed to calibrate power from the plant to the container that houses multiple cryptocurrency machines. Currently, the balance of $11,290,847 as of September 30, 2024, represents amounts paid for ongoing or future projects.
Depreciation and amortization expense charged to operations was $8,623,646 and $9,667,213 for the three months ended September 30, 2024, and 2023, respectively, including depreciation of assets under finance leases of $118,727 and $122,762 for the same respective periods.
Depreciation and amortization expense charged to operations was $27,428,863 and $26,025,021 for the nine months ended September 30, 2024, and 2023, respectively, including depreciation of assets under finance leases of $338,650 and $368,285 for the same respective periods.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,430,357 and $1,759,386 as of September 30, 2024, respectively, and $2,797,265 and $1,420,736 as of December 31, 2023, respectively.

NOTE 6 – ACCRUED LIABILITIES
Accrued liabilities consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued legal and professional fees	$823,960	$733,115
Accrued interest	21,485	22,101
Accrued sales and use tax	6,088,271	5,660,028
Accrued plant utilities and fuel	329,148	3,505,203
Accrued loss contingencies	3,238,295	—
Accrued transaction costs	2,568,831	—
Other	776,673	867,448
Accrued liabilities	$13,846,663	$10,787,895

NOTE 7 – DEBT
Total debt consisted of the following as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
$499,520 loan, with interest at 2.74%, due February 2024.	$—	$26,522
$517,465 loan, with interest at 4.79%, due November 2024.	30,766	158,027
$119,000 loan, with interest at 7.40%, due December 2026.	95,942	119,000
$384,055 loan, with interest at 5.25%, due June 2029.	367,147	—
$585,476 loan, with interest at 4.99%, due November 2025.	214,320	345,665
$431,825 loan, with interest at 7.60%, due April 2024.	—	31,525
$58,149,411 Credit Agreement, with interest at 10.00% plus SOFR, due October 2025.	49,341,042	51,060,896
$92,381 loan, with interest at 1.49%, due April 2026.	39,162	56,470
$64,136 loan, with interest at 11.85%, due May 2024.	—	13,795
$196,909 loan, with interest at 6.49%, due October 2025.	95,124	134,845
$249,037 loan, with interest at 4.49%, due April 2029	226,569	—
$60,679 loan, with interest at 7.60%, due March 2025.	35,963	48,672
$3,500,000 Promissory Note, with interest at 7.50%, due October 2025.	3,000,000	3,000,000
$1,184,935 Promissory Note, due June 2024.	—	592,468
$552,024 Promissory Note, due July 2024.	—	552,024
Total outstanding borrowings	$53,446,035	$56,139,909

Current portion of long-term debt, net of discounts and issuance fees	19,566,519	7,936,147
Long-term debt, net of discounts and issuance fees	$33,879,516	$48,203,762
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

On February 6, 2023, the Company, Stronghold LLC, as borrower, their subsidiaries and WhiteHawk Capital Partners LP ("WhiteHawk Capital"), as collateral agent and administrative agent, and the other lenders thereto, entered into an amendment to the Credit Agreement (the “First Amendment”) in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 were not required, with monthly amortization resuming July 31, 2024. However, in December 2023, the Company made two amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 31, 2024. During the third quarter of 2024, the Company resumed the required monthly amortization payments of the WhiteHawk Refinancing Agreement with its payment of the September 2024 amortization payment.
Beginning June 30, 2023, following a five-month holiday, Stronghold LLC began to make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. Consistent with the First Amendment, the Company made loan prepayments of $0 and $217,800 during the three and nine months ended September 30, 2024, respectively. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.00:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into a Third Amendment to the Credit Agreement (the "Third Amendment") which, among other items, amended the Company’s minimum liquidity requirement to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of September 30, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5% and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.54% and 15.10% for the nine months ended September 30, 2024, and 2023, respectively.
As noted above, the Company's Credit Agreement with its primary lender matures on October 26, 2025. The Company has entered into a merger agreement that is subject to final closing conditions. The merger is considered probable as both the Company's Board of Directors and the acquiring company’s Board of Directors have approved the merger. The plan of merger will pay off the Company's current outstanding borrowings, thereby reducing liquidity needs to enable continuation of operations, as a wholly owned subsidiary of the acquiring company, for the foreseeable future.
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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the WhiteHawk Credit Agreement and (ii) no PIK Option (as such term is defined in the WhiteHawk Refinancing Agreement) has been elected by the Company. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of September 30, 2024, the Company has paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of September 30, 2024, the Company fully repaid the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of September 30, 2024, the Company fully repaid the promissory note due to Canaan.

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
The Company expensed $413,500 and $195,161 for the three months ended September 30, 2024, and 2023, respectively, and $1,036,977 and $495,161 for the nine months ended September 30, 2024 and 2023, respectively, associated with coal purchases from CVS, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
Fuel Service and Beneficial Use Agreement
The Company has a Fuel Service and Beneficial Use Agreement (“FBUA”) with Northampton Fuel Supply Company, Inc. (“NFS”), a wholly owned subsidiary of Olympus Power. The Company buys fuel from and sends ash to NFS, for the mutual benefit of both facilities, under the terms and rates established in the FBUA. The FBUA expired on December 31, 2023. The Company expensed $0 and $324,925 for the three months ended September 30, 2024, and 2023, respectively, and $1,442,640 and $2,406,726 for the nine months ended September 30, 2024, and 2023, respectively, which is included in fuel expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Northampton is no longer a related party entity.
Fuel Management Agreements
Panther Creek Fuel Services LLC
Effective August 1, 2012, the Company entered into the Fuel Management Agreement (the “Panther Creek Fuel Agreement”) with Panther Creek Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Panther Creek Fuel Agreement, Panther Creek Fuel Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company expensed $0 and $2,093 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $929,942 for the nine months ended September 30, 2024, and 2023, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Panther Creek Fuel Services LLC is no longer a related party entity.
Scrubgrass Fuel Services, LLC
Effective February 1, 2022, the Company entered into the Fuel Management Agreement (the “Scrubgrass Fuel Agreement”) with Scrubgrass Fuel Services LLC, a wholly owned subsidiary of Olympus Services LLC, which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass Fuel Agreement, Scrubgrass Fuel Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company expensed $0 and $0 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $374,944 for the nine months ended September 30, 2024, and 2023, which is included in operations and maintenance expense in the condensed consolidated statements of operations. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
Effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Scrubgrass Fuel Services, LLC is no longer a related party entity.
O&M Agreements
Olympus Power LLC
On November 2, 2021, Stronghold LLC entered into an Operations, Maintenance and Ancillary Services Agreement (the “Omnibus Services Agreement”) with Olympus Stronghold Services, LLC (“Olympus Stronghold Services”), whereby Olympus Stronghold Services provided certain operations and maintenance services to Stronghold LLC and employed certain personnel to operate the Plants. Stronghold LLC reimbursed Olympus Stronghold Services for those costs incurred by Olympus Stronghold Services and approved by Stronghold LLC in the course of providing services under the Omnibus Services Agreement, including payroll and benefits costs and insurance costs. The material costs incurred by Olympus Stronghold Services were to be approved by Stronghold LLC. From November 2, 2021, until October 1, 2023, Stronghold LLC also agreed to pay Olympus Stronghold Services a management fee at the rate of $1,000,000 per year, payable monthly for services provided at each of the Plants, and an additional one-time mobilization fee of $150,000 upon the effective date of the Omnibus Services Agreement, which was deferred. Effective October 1, 2022, Stronghold LLC began paying Olympus Stronghold Services a management fee for the Panther Creek Plant in the amount of $500,000 per year, payable monthly for services provided at the Panther Creek Plant. This was a reduction of $500,000 from the $1,000,000 per year management fee that the Company was previously scheduled to pay Olympus Stronghold Services. The Company expensed $30,000 and $133,499 for the three months ended September 30, 2024, and 2023, respectively, and $90,000 and $603,563 for the nine months ended September 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below. On February 13, 2024, Stronghold LLC and Olympus Services entered into a Termination and Release Agreement (the “Termination and Release”) whereby the Omnibus Services Agreement was terminated. The Termination and Release contained a mutual customary release. The Company expects to continue to pay Olympus Power LLC $10,000 per month for ongoing assistance at each of the Scrubgrass Plant and Panther Creek Plant.
As disclosed above, effective February 13, 2024, the Company terminated its Omnibus Services Agreement with Olympus Power, and therefore, Olympus Power LLC is no longer a related party entity.
Panther Creek Energy Services LLC
Effective August 2, 2021, the Company entered into the Operations and Maintenance Agreement (the “O&M Agreement”) with Panther Creek Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the O&M Agreement, Panther Creek Energy Services LLC provides the Company with operations and maintenance services with respect to the Panther Creek Plant. The Company reimburses Panther Creek Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $10,337 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $1,856,501 for the nine months ended September 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
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
Scrubgrass Energy Services, LLC
Effective February 1, 2022, the Company entered into the Operations and Maintenance Agreement (the “Scrubgrass O&M Agreement”) with Scrubgrass Energy Services LLC, a wholly owned subsidiary of Olympus Services LLC which, in turn, is a wholly owned subsidiary of Olympus Power LLC. Under the Scrubgrass O&M Agreement, Scrubgrass Energy Services LLC provides the Company with operations and maintenance services with respect to the Scrubgrass Plant. The Company reimburses Scrubgrass Energy Services LLC for actual wages and salaries. The Company also agreed to pay a management fee of $175,000 per operating year, which is payable monthly, and is adjusted by the consumer price index on each anniversary date of the effective date. The Company expensed $0 and $0 for the three months ended September 30, 2024, and 2023, respectively, and $0 and $2,269,290 for the nine months ended September 30, 2024, and 2023, respectively, which includes the monthly management fees plus reimbursable costs incurred by Olympus Stronghold Services for payroll, benefits and insurance. See the composition of the due to related parties balance as of September 30, 2024, and December 31, 2023, below.
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
Amounts due to related parties as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Coal Valley Sales, LLC	$1,265,862	$433,195
Panther Creek Operating LLC	—	14,511
Northampton Generating Fuel Supply Company, Inc.	—	226,951
Olympus Power LLC and other subsidiaries	—	44,181
William Spence	183,333	—
Due to related parties	$1,449,195	$718,838

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
Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents customarily exceed federally insured limits. For accounts receivable, the Company’s significant credit risk is primarily concentrated with CES. CES accounted for approximately 92% and 100% of the Company's Energy Operations segment revenues for the three months ended September 30, 2024, and 2023, respectively, and approximately 88% and 100% of the Company's Energy Operations segment revenues for the nine months ended September 30, 2024, and 2023, respectively.
Additionally, approximately 17% and 21% of the Company's total revenues for the three months ended September 30, 2024, and 2023, respectively, and approximately 19% and 19% of the Company's total revenues for the nine months ended September 30, 2024, and 2023, respectively, were derived from services provided to two customers.
For the three months ended September 30, 2024, and 2023, the Company purchased approximately 0% and 41% of waste coal, respectively, from two suppliers. For the nine months ended September 30, 2024, and 2023, the Company purchased approximately 40% and 49% of waste coal, respectively, from the same related parties. See Note 8 – Related Party Transactions for further information.

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
MinerVa Semiconductor Corp
On April 2, 2021, the Company entered into a purchase agreement (the "MinerVa Purchase Agreement") with MinerVa for the acquisition of 15,000 of their MV7 ASIC SHA256 model cryptocurrency miners with a total terahash to be delivered equal to 1.5 million terahash. The price per miner was $4,892.50 for an aggregate purchase price of $73,387,500 to be paid in installments. The first installment equal to 60% of the purchase price, or $44,032,500, was paid on April 2, 2021, and an additional payment of 20% of the purchase price, or $14,677,500, was paid on June 2, 2021. As of September 30, 2024, there were no remaining deposits owed.
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
As of September 30, 2024, MinerVa had delivered, refunded cash or swapped into deliveries of industry-leading miners of equivalent value to approximately 12,700 of the 15,000 miners. As disclosed below, the Company is pursuing legal action through the dispute resolution process, and as a result, the Company no longer expects equipment deliveries.
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
Shareholder Securities and Derivative Lawsuits
On April 14, 2022, the Company, and certain of our current and former directors, officers and underwriters were named in a putative class action complaint filed in the United States District Court for the Southern District of New York (Winter v. Stronghold Digital Mining, Case No. 1:22-cv-3088). On August 4, 2022, co-lead plaintiffs were appointed. On October 18, 2022, the plaintiffs filed an amended complaint, alleging that the Company made misleading statements and/or failed to disclose material facts in violation of Section 11 of the Securities Act, 15 U.S.C. §77k and Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), about the Company’s business, operations, and prospects in the Company’s registration statement on Form S-1 related to its initial public offering, and when subsequent disclosures were made regarding these operational issues when the Company announced its fourth quarter and full year 2021 financial results, the Company’s stock price fell, causing significant losses and damages. As relief, the plaintiffs are seeking, among other things, compensatory damages. The amended complaint also alleged violations of Section 12 of the Securities Act based on alleged false or misleading statements in the Company’s prospectus related to its initial public offering. On December 19, 2022, the Company filed a motion to dismiss, which the court largely denied on August 10, 2023. On September 8, 2023, the Court entered a Case Management Order, which set a number of case deadlines, including the completion of all discovery by April 21, 2025. On January 19, 2024, the Court granted the motion of one co-lead plaintiff to withdraw from the case, leaving one plaintiff remaining. Plaintiff filed a motion for class certification on February 19, 2024, and defendants’ response to that motion is due on June 10, 2024. The defendants continue to believe the allegations in the complaint are without merit and intend to defend these suits vigorously.
On September 5, 2023, and September 15, 2023, respectively, purported shareholders of the Company filed two derivative actions in the United States District Court for the Southern District of New York (Wilson v. Beard, Case No. 1:23-cv-7840, and Navarro v. Beard, Case No. 1:23-cv-08714) against certain of our current and former directors and officers, and the

Company as a nominal defendant. The shareholders generally allege that the individual defendants breached their fiduciary duties by making or failing to prevent the misrepresentations alleged in the putative Winter securities class action, and assert claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and for contribution under Section 11 of the Securities Act and Section 21D of the Securities Exchange Act of 1934. The two cases were consolidated on October 24, 2023, under the case name In Re Stronghold Digital Mining, Inc., Stockholder Derivative Litigation (the “Consolidated Derivative Action”). On November 21, 2023, the Court entered an order staying the Consolidated Derivative Action pending a ruling on the motion for class certification in the putative Winter securities class action. The defendants believe the allegations in the Consolidated Derivative Action are without merit and intend to defend the suits vigorously.
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
Representatives for the Company and plaintiffs executed a Memorandum of Understanding reflecting the terms of their agreement in principle on July 18, 2024. On November 8, 2024, counsel for all parties to the Class Action executed a Stipulation of Settlement (the "Stipulation") which contains the terms of the settlement of the Class Action. Among other terms, the Company has agreed to pay an amount equal to $4.75 million payable in cash on the first day of the month following entry by the District Court of an order preliminarily approving the Stipulation (the "Preliminary Approval"). The Preliminary Approval is expected to be entered into within ninety (90 days) of November 8, 2024. $2.5 million is expected to be covered in full by the Company's insurance providers and paid directly at the time of Preliminary Approval. The terms of the Stipulation also include the Company paying the cash value of twenty-five (25) Bitcoins, one of which will be paid monthly for two years beginning on the first day of the month following Preliminary Approval, and two of which will be paid in the final month. The cash value of each Bitcoin is expected to be calculated monthly according to a price set by the Nasdaq Bitcoin reference price index. The Company expects District Court to enter the Preliminary Approval Order and to schedule a Final Hearing, at which time the shareholders may raise objections to the terms of the settlement as set forth in the Stipulation. The Company expects the final hearing to be scheduled approximately 120 days after the District Court enters the Preliminary Order. The Company has not executed a Memorandum of Understanding with respect to the Consolidated Derivative Actions to date.
The Company has agreed to settle the claims in order to avoid the cost, risks and distraction of continued litigation, as the expected costs of defense likely exceeded to amounts agreed to in the Stipulation. The Company continues to deny all allegations of wrongdoing and the Stipulation is not an admission of guilt. However, given the inherent risk of any trial and the potential cost of an adverse resolution of the litigation, the Company believes that the Stipulation is in the Company’s best interest and in the best interests of its stockholders.
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
MinerVa Purchase Agreement
On July 18, 2022, the Company provided written notice of dispute to MinerVa pursuant to the MinerVa Purchase Agreement. Under the MinerVa Purchase Agreement, the Company and MinerVa were required to work together in good faith towards a resolution for a period of sixty (60) days following this notice, after which, if no settlement had been reached, the Company could end discussions, declare an impasse, and adhere to the dispute resolution provisions of the MinerVa Purchase Agreement. As the 60-day period has expired, the Company is evaluating all available remedies under the MinerVa Purchase Agreement. On October 30, 2023, the Company sent MinerVa a Notice of Impasse. On October 31, 2023, the Company filed a Statement of Claim in Calgary, Alberta against MinerVa for breach of contract related to the MinerVa Purchase Agreement. On October 18, 2024, the Company filed an Amended Statement of Claim that adds additional misrepresentation allegations against MinerVa and Chong Chao Ma, MinerVa’s former Chief Executive Officer and Director. The Claim is ongoing before the Alberta courts.
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
Department of Environmental Protection
On November 9, 2023, the Company entered into a Consent Order and Agreement (“COA”) with the Commonwealth of Pennsylvania, Department of Environmental Protection (“DEP”). Pursuant to the COA, the DEP found that a July 5, 2022, inspection of the Company’s Scrubgrass Plant observed that coal ash at the Scrubgrass Plant exceeded the capacity of the permitted ash conditioning area as approved by the DEP on September 12, 2007. The COA found that the Scrubgrass Plant’s storage of excess waste coal ash violated certain provisions of the Solid Waste Management Act and Pennsylvania Code, among other items. Pursuant to the COA, Scrubgrass must pay a civil penalty in the amount of $28,800, in two equal installments within ninety (90) days of entry into the COA. The Company made the first payment to the DEP on November 10, 2023. The terms of the COA also require the Company to remove (i) a minimum of 80,000 tons of excess waste coal ash by November 9, 2024, (ii) 160,000 aggregate tons of excess waste coal ash by November 9, 2025, (iii) 220,000 aggregate tons of excess waste coal ash by November 9, 2026, and (iv) all remaining excess waste coal ash by November 9, 2027, such that the ash conditioning area is consistent with the specifications accepted by the DEP on September 7, 2007. Beginning on January 24, 2024, the Company is to provide quarterly progress reports to the DEP. On December 15, 2023, the Scrubgrass Creek Watershed Association and Citizens for Pennsylvania’s Future filed a Notice of Appeal to the Environmental Hearing Board regarding the COA (the “COA Appeal”). The Company has removed in excess of 80,000 tons coal ash from the Scrubgrass Plant during the time period from November 9, 2023 until November 9, 2024. The Company has been made aware that waste coal ash from one transporter may not have arrived at its contracted location. The Company is currently investigating this situation. This waste coal ash represents a small percentage of the waste coal ash to be removed under the COA. Previously, in connection with the COA, in 2023 the Company had discussions with the Pennsylvania Public Utilities Commission (“PUC”) and the DEP regarding potential resettlement or forfeiture of Pennsylvania Tier II Alternative Energy Credits during any period of non-compliance, between July 5-22, 2022. In February of 2024, the Company retired 25,968 Alternative Energy Credits reflective of the amount of credits generated during the period of non-compliance from July 5-22, 2022. At this time, the Company does not believe the COA, COA Appeal or discussions with the PUC will have a material adverse effect on the Company’s reported financial position or its operations.
Save Carbon County
On March 26, 2024, the Company, Panther Creek Power Operating, LLC, Stronghold and Stronghold LLC were named as defendants (collectively, the “Stronghold Defendants”) in a complaint filed in the Court of Common Pleas in Philadelphia County by Save Carbon County (the “Complaint”). In addition to the Stronghold Defendants, Josh Shapiro in his capacity as the Governor of the Commonwealth of Pennsylvania, the Pennsylvania Department of Environmental Protection, Jessica Shirley in her capacity as the Interim Secretary for the Pennsylvania Department of Environmental Protection, and the Pennsylvania Public Utility Commission were named as defendants. Pursuant to the Complaint, Save Carbon County alleges certain public nuisance, private nuisance, products liability, and negligence claims against the Stronghold Defendants and demands compensatory and punitive damages, together with costs of suit, interest, and attorney’s fees. On July 30, 2024, the parties stipulated to the transfer of the litigation to the Commonwealth Court of Pennsylvania, where the litigation will resume in the initial pleading stage, including resolution of preliminary objections to dismiss or narrow the scope of the Complaint's claims. The Commonwealth Court processed the transfer on October 8, 2024, and the Company filed its preliminary objections on October 28, 2024. The Company believes the Complaint is without merit. The Company does not believe that the claim will have a material adverse effect on the Company’s reported financial position or results of operations, although the Company cannot predict with any certainty the outcome of these proceedings.

NOTE 11 – REDEEMABLE COMMON STOCK
Class V common stock represented 14.0% and 17.8% ownership of Stronghold LLC, as of September 30, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into Class A shares. Refer to Note 12 – Noncontrolling Interests for more details.
The Company classifies its Class V common stock as redeemable common stock in the accompanying condensed consolidated balance sheets as, pursuant to the Stronghold LLC Agreement, the redemption rights of each unit held by Q Power for either shares of Class A common stock or an equivalent amount of cash is not solely within the Company’s control. This is due to the holders of the Class V common stock collectively owning a majority of the voting stock of the Company, which allows the holders of Class V common stock to elect the members of the Board, including those directors who determine whether to make a cash payment upon a Stronghold LLC unit holder’s exercise of its redemption rights. Redeemable common stock is recorded at the greater of the book value or redemption amount from the date of the issuance, April 1, 2021, and the reporting date as of September 30, 2024.
The Company recorded redeemable common stock as presented in the table below.

	Common - Class V
	Shares	Amount
Balance - December 31, 2023	2,405,760	$20,416,116
Net loss attributable to noncontrolling interest	—	(5,588,300)
Maximum redemption right valuation	—	(3,291,655)
Balance - September 30, 2024	2,405,760	$11,536,161

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
Class V common stock represented 14.0% and 17.8% ownership of Stronghold LLC as of September 30, 2024, and December 31, 2023, respectively, granting the owners of Q Power economic rights and, as a holder, one vote on all matters to be voted on by the Company's stockholders generally, and a redemption right into shares of Class A common stock.

The following summarizes the redeemable common stock adjustments pertaining to the noncontrolling interest as of and for the nine months ended September 30, 2024:

	Class V Common Stock Outstanding	Fair Value Price	Redeemable Common Stock Adjustments
Balance - December 31, 2023	2,405,760	$8.49	$20,416,116
Net loss attributable to noncontrolling interest	—		(5,588,300)
Adjustment of redeemable common stock to redemption amount (1)	—		(3,291,655)
Balance - September 30, 2024	2,405,760	$4.80	$11,536,161

(1) Redeemable common stock adjustment based on Class V common stock outstanding at fair value price at each quarter end, using a 10-day variable weighted average price of trading dates including the closing date.

NOTE 13 – STOCK-BASED COMPENSATION
Stock-based compensation expense was $1,486,286 and $787,811 for the three months ended September 30, 2024, and 2023, respectively, and $5,093,193 and $7,603,859 for the nine months ended September 30, 2024, and 2023, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations. There was no income tax benefit related to stock-based compensation expense due to the Company having a full valuation allowance recorded against its deferred income tax assets.
On January 22, 2024, the Company entered into award agreements with certain executive officers in which the executive officers were granted 135,000 restricted stock units. Similarly, on March 15, 2023, the Company entered into award agreements with certain executive officers in which the executive officers were granted 272,500 restricted stock units in exchange for the cancellation of 98,669 stock options and 25,000 performance share units previously granted to the executive officers. All restricted stock units were granted under the Company’s previously adopted Omnibus Incentive Plan, dated October 19, 2021.
Additionally, in April 2023, as part of the compensation pursuant to the Spence Consulting Agreement described in Note 8 – Related Party Transactions, Mr. Spence received a one-time grant of 250,000 fully vested shares of the Company's Class A common stock, which was recorded as stock-based compensation in the second quarter of 2023.

NOTE 14 – WARRANTS
The following table summarizes outstanding warrants as of September 30, 2024.

Number of Warrants
Outstanding as of December 31, 2023	5,277,985
Issued	—
Exercised	(1,300,000)
Outstanding as of September 30, 2024	3,977,985
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
As of September 30, 2024, 560,241 warrants issued in connection with the September 2022 Private Placement remained outstanding.
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
As of September 30, 2024, warrants exercisable for a total of 1,000,000 shares of Class A common stock remained outstanding.
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
During the three months ended September 30, 2024, the institutional investor exercised all 1,300,000 of its pre-funded warrants for an approximately equal amount of shares of Class A common stock. As of September 30, 2024, warrants exercisable for a total of 2,300,000 shares of Class A common stock remained outstanding.

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
Pursuant to the Exchange Agreement, the Purchasers received an aggregate 23,102 shares of the Series C Preferred Stock, in exchange for the cancellation of an aggregate $17,893,750 of principal and accrued interest, representing all of the amounts owed to the Purchasers under the May 2022 Notes. On February 20, 2023, one Purchaser converted 1,530 shares of the Series C Preferred Stock to 382,500 shares of the Company’s Class A common stock. The rights and preferences of the Series C Preferred Stock are designated in a certificate of designation, and the Company provided certain registration rights to the Purchasers. As of September 30, 2024, 5,990 shares of the Series C Preferred Stock remain outstanding following the Series D Exchange Agreement described below.

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
During the nine months ended September 30, 2024, the Company incurred $19,637 of final offering costs which has been recorded within additional paid-in capital in the condensed consolidated balance sheet.
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of September 30, 2024, using a Black-Scholes model with significant inputs as follows:

September 30, 2024
Expected volatility	137.2%
Expected life (in years)	5.25
Risk-free interest rate	3.6%
Expected dividend yield	0.00%
Fair value	$2,446,409
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of September 30, 2024, using a Black-Scholes model with significant inputs as follows:

September 30, 2024
Expected volatility	137.2%
Expected life (in years)	5.25
Risk-free interest rate	3.6%
Expected dividend yield	0.00%
Fair value	$4,395,995
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
The warrant liabilities are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as "changes in fair value of warrant liabilities" in the condensed consolidated statements of operations. The fair value of the warrant liabilities was estimated as of September 30, 2024, using a Black-Scholes model with significant inputs as follows:

September 30, 2024
Expected volatility	137.2%
Expected life (in years)	4.75
Risk-free interest rate	3.6%
Expected dividend yield	0.00%
Fair value	$9,922,778
During the three months ended September 30, 2024, the institutional investor exercised all 1,300,000 of its pre-funded warrants for an approximately equal amount of shares of Class A common stock. As of September 30, 2024, warrants exercisable for a total of 2,300,000 shares of Class A common stock remained outstanding.
ATM Agreement
On May 23, 2023, the Company entered into an at-the-market offering agreement (the "ATM Agreement") with H.C. Wainwright & Co., LLC ("HCW") to sell shares of its Class A common stock having aggregate sales proceeds of up to $15.0 million (the "ATM Shares"), from time to time, through an "at the market" equity offering program under which HCW acts as sales agent and/or principal.
Pursuant to the ATM Agreement, the ATM Shares may be offered and sold through HCW in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on The Nasdaq Stock Market LLC ("Nasdaq") or sales made to or through a market maker other than on an exchange or in negotiated transactions. Under the ATM Agreement, HCW is entitled to compensation equal to 3.0% of the gross proceeds from the sale of the ATM Shares sold through HCW. The Company has no obligation to sell any of the ATM Shares under the ATM Agreement and may at any time suspend solicitations and offers under the ATM Agreement. The Company and HCW may each terminate the ATM Agreement at any time upon specified prior written notice.
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
During the nine months ended September 30, 2024, the Company sold zero ATM Shares.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
OPERATING REVENUES:
Energy Operations	$546,686	$1,252,688	$1,611,598	$6,266,851
Cryptocurrency Operations	10,621,387	16,474,269	56,182,799	46,960,062
Total operating revenues	$11,168,073	$17,726,957	$57,794,397	$53,226,913
NET OPERATING LOSS:
Energy Operations	$(5,926,117)	$(9,685,721)	$(23,002,472)	$(29,864,794)
Cryptocurrency Operations	(11,657,590)	(10,019,215)	(16,805,016)	(20,035,786)
Total net operating loss	$(17,583,707)	$(19,704,936)	$(39,807,488)	$(49,900,580)
OTHER (EXPENSE) INCOME (1)	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,359,278)	$(1,341,076)	$(4,031,499)	$(4,004,596)
Cryptocurrency Operations	(7,264,368)	(8,326,137)	(23,397,364)	(22,020,425)
Total depreciation and amortization	$(8,623,646)	$(9,667,213)	$(27,428,863)	$(26,025,021)
INTEREST EXPENSE:
Energy Operations	$(22,056)	$(39,007)	$(70,721)	$(450,472)
Cryptocurrency Operations	(2,214,531)	(2,402,132)	(6,677,338)	(6,978,058)
Total interest expense	$(2,236,587)	$(2,441,139)	$(6,748,059)	$(7,428,530)
(1) The Company does not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to the accompanying condensed consolidated statements of operations for further details.
For the three and nine months ended September 30, 2024, and 2023, the loss on disposal of fixed assets, realized loss (gain) on sale of digital currencies, unrealized loss (gain) on digital currencies, realized loss on sale of miner assets, and impairments on digital currencies recorded in the condensed consolidated statements of operations were entirely attributable to the Cryptocurrency Operations segment.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A common stock for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net loss	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)
Less: net loss attributable to noncontrolling interest	(3,181,407)	(5,188,727)	(5,588,300)	(26,663,731)
Net loss attributable to Stronghold Digital Mining, Inc.	$(19,489,185)	$(17,123,186)	$(32,507,000)	$(54,000,873)
Denominator:
Weighted average number of Class A common shares outstanding	14,594,955	7,569,511	14,319,202	6,047,891
Basic net loss per share	$(1.34)	$(2.26)	$(2.27)	$(8.93)
Diluted net loss per share	$(1.34)	$(2.26)	$(2.27)	$(8.93)

Securities that could potentially dilute earnings (loss) per share in the future were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2024, and 2023, because their inclusion would be anti-dilutive. As of September 30, 2024, the potentially dilutive impact of Series C Preferred Stock not yet exchanged for shares of Class A common stock was 1,497,500, the potentially dilutive impact of Class V shares not yet exchanged for shares of Class A common stock was 2,405,760, and the potentially dilutive impact of outstanding warrants (excluding those with a $0.01 exercise price) was 3,865,910.

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
TRA Waiver and Termination Agreement
On August 21, 2024, concurrently with the execution and delivery of the Merger Agreement, the Company, Parent and each of the TRA Holders entered into a TRA Waiver and Termination Agreement (the “TRA Waiver”), pursuant to which the parties agreed, among other things, subject to and effective upon the consummation of the transactions contemplated by the Merger Agreement, to (i) terminate the TRA, dated April 1, 2021, as amended November 9, 2022, by and among the Company and the TRA Holders and (ii) waive the Early Termination Payment (as defined in the TRA) pursuant to the TRA, which would have otherwise become payable to the TRA Holders in connection with the consummation of the merger, and any other amounts to which the TRA Holders would have otherwise been entitled under the TRA. The TRA continues to be in effect prior to the completion of the Merger Agreement, but due to the TRA Waiver discussed above, the TRA is not recorded and is not currently expected to have an impact on the Company's consolidated financial statements.
Provision for Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2024, and 2023, was zero, resulting in an effective income tax rate of zero. The difference between the statutory income tax rate of 21% and the Company’s effective tax rate for the three and nine months ended September 30, 2024, and 2023, was primarily due to pre-tax losses attributable to the noncontrolling interest and due to maintaining a valuation allowance against the Company’s deferred income tax assets.
The determination to record a valuation allowance was based on management’s assessment of all available evidence, both positive and negative, supporting realizability of the Company’s net operating losses and other deferred income tax assets, as required by ASC 740, Income Taxes. In light of the criteria under ASC 740 for recognizing the tax benefit of deferred income tax assets, the Company maintained a valuation allowance against its federal and state deferred income tax assets as of September 30, 2024, and December 31, 2023.

NOTE 19 – SUPPLEMENTAL CASH AND NON-CASH INFORMATION
Supplemental disclosures of cash flow information for the nine months ended September 30, 2024, and 2023, were as follows:

	September 30, 2024	September 30, 2023
Income tax payments	$—	$—
Interest payments	$5,981,021	$7,054,387
Supplementary non-cash investing and financing activities consisted of the following for the nine months ended September 30, 2024, and 2023:

	September 30, 2024	September 30, 2023
Equipment financed with debt	$—	$1,184,935
Purchases of property, plant and equipment through finance leases	633,092	60,679
Purchases of property, plant and equipment included in accounts payable or accrued liabilities	134,811	145,093
Operating lease right-of-use assets exchanged for lease liabilities	—	291,291
Reclassifications from deposits to property, plant and equipment	8,000,643	4,658,970
Issued as part of financing:
Warrants – April 2023 Private Placement	—	8,882,914
Convertible Note Exchange for Series C Convertible Preferred Stock:
Extinguishment of convertible note	—	16,812,500
Extinguishment of accrued interest	—	655,500
Issuance of Series C convertible preferred stock, net of issuance costs	—	45,386,944
B&M Settlement:
Warrants – B&M	—	1,739,882
Return of transformers to settle outstanding payable	—	6,007,500
Issuance of B&M Note	—	3,500,000
Elimination of accounts payable	—	11,426,720
Financed insurance premiums	2,100,249	1,887,824
Class A common stock issued to settle outstanding payables or accrued liabilities	134,984	1,014,780

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

NOTE 21 – SUBSEQUENT EVENTS
Matthew Smith Resignation
On October 25, 2024, the Company announced that Matthew Smith, the Company’s Chief Financial Officer, will resign from such position effective November 15, 2024. Mr. Smith will also resign from the Company's Board at such time. Mr. Smith’s resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices. At this time, the Company does not intend to fill the vacancy on the Board that will be created following the effective date of Mr. Smith’s resignation.

Simultaneous with his departure, the Company and Mr. Smith entered into a Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Smith will provide assistance with the Company’s finance function, and a transition from Mr. Smith's prior employment with the Company, as requested by the Company. Pursuant to the Consulting Agreement, Mr. Smith will be paid $400 per hour, and a minimum of $8,000 per month representative of twenty (20) hours per month. The Consulting Agreement has a three (3) month term and may be terminated at any time by either party upon five (5) days' notice.
Second Bitfarms Hosting Agreement
On October 29, 2024, Stronghold Digital Mining Hosting, LLC (“Stronghold Hosting”), a Delaware limited liability company and indirect subsidiary of the Company entered into a Hosting Agreement (the “Second Hosting Agreement”) with Backbone Mining Solutions LLC (“BMS”), a Delaware limited liability company and a subsidiary of Bitfarms Ltd., a corporation organized under the Business Corporations Act (Ontario) (“Bitfarms”), pursuant to which BMS will deliver approximately 10,000 Bitmain T21 or similar miners owned by BMS (the “BMS Miners”) to the Company’s mining facilities, and the Company will provide power to, maintain, host and operate the BMS Miners.
The initial term of the Second Hosting Agreement will commence on November 1, 2024 and remain effective until December 31, 2025, after which it will automatically renew for additional one year periods unless either party provides written notice of non-renewal to the other party at least sixty days prior to the expiration of the then-current initial term or renewal term, as applicable. Upon the occurrence of an event of default that is not cured within fifteen days, the non-breaching party may terminate the Second Hosting Agreement.
Pursuant to the Second Hosting Agreement, BMS will pay Stronghold Hosting a monthly fee equal to fifty percent (50%) of the profit generated by the BMS Miners, subject to certain monthly adjustments between the parties to account for the upfront monthly payment due from BMS to Stronghold Hosting in an amount of $600,000, and for taxes and the net cost of power associated with the operation of the BMS Miners.
In connection with the execution of the Second Hosting Agreement, BMS deposited with Stronghold Hosting $7,800,000 (the “Second Deposit”), equal to the estimated cost of power for three months of operations of the BMS Miners, which will be refundable in full to BMS within one business day of the end of the initial term expiring on December 31, 2025. The Second Deposit will bear interest at a floating rate equal to the forward-looking term secured overnight financing rate as administered by CME Group Benchmark Administration Limited for the applicable interest period plus 1.0%, payable in kind on the last day of each calendar quarter by capitalizing and adding such interest to the then-outstanding amount of the Second Deposit. Upon the occurrence and during the continuance of an event of default under the Second Hosting Agreement, the principal of, and all accrued and unpaid interest on, the Second Deposit shall bear interest from the date of such event of default, until cured or waived, at a rate equal to 24.0%.
Given the Company's efforts to high-grade its fleet, including through the First Hosting Agreement and Second Hosting Agreement with Bitfarms, we are exploring alternatives for a portion of our current fleet of Bitcoin miners.
Fourth Amendment to the Cantaloupe Hosting Agreement
On November 4, 2024, Stronghold Digital Mining Hashco, LLC and Cantaloupe Digital, LLC ("Cantaloupe") entered into a fourth amendment (the "Fourth Amendment") to the Hosting Agreement dated April 27, 2023. Pursuant to the Fourth Amendment, Cantaloupe is to deliver 4,000 Model A1446 Bitcoin miners, to replace the previously delivered 4,000 Model A1346 Bitcoin miners, to the Company's Panther Creek facility by December 31, 2024.
Sunnyside Sale Agreement
On November 13, 2024, as part of the Company’s efforts to high-grade its Bitcoin mining fleet following entry into the First Hosting Agreement and Second Hosting Agreement, Stronghold LLC entered into a Sale and Purchase Agreement (the “Sunnyside Purchase Agreement”) with Sunnyside Digital, Inc. (“Sunnyside”). Pursuant to the Sunnyside Purchase Agreement, Stronghold LLC sold 6,000 M50 Bitcoin miners to Sunnyside for $4.60 per terahash, for a total purchase price of $3,256,800. Pursuant to the Sunnyside Purchase Agreement, the Company shall make the M50 Bitcoin miners available to Sunnyside within ten (10) days of the transaction at the Company’s Panther Creek Plant. The Company expects the proceeds from the Sunnyside Purchase Agreement to be immediately applied towards indebtedness under the Company's Credit Agreement.

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Form 10-Q") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the "Securities Act")), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, statements pertaining to our trends, liquidity, capital resources, and future performance, among others, contain forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology including, but not limited to, “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).
Forward-looking statements may include statements about:
•the hybrid nature of our business model, which is highly dependent on the price of Bitcoin;
•our dependence on the level of demand and financial performance of the crypto asset industry;
•our substantial indebtedness and its effect on our results of operations and financial condition;
•our ability to manage our growth, business, financial results, and results of operations;
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
•the market value of the merger consideration that Stronghold shareholders will receive in the merger may fluctuate;
•our ability to consummate the merger with Bitfarms on the anticipated terms in a timely manner or at all;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the merger with Bitfarms;
•potential adverse reactions or changes to business relationships with key business partners and customers, and other with whom Stronghold does business, in light of the merger with Bitfarms;
•the possibility that the merger with Bitfarms may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•our ability to continue operating as a stand-alone business until the consummation of the merger with     Bitfarms; and
•our ability to register for certain demand response and sync reserve programs in PJM.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans, expectations and strategy for our business and operations, includes forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see section above entitled “Cautionary Statement Regarding Forward-Looking Statements.” Certain risks may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion and analysis. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under the heading “Item 1A.Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024 (the "2023 Form 10-K"), and in subsequently filed Quarterly Reports on Form 10-Q.

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
We believe that our integrated model of owning our own power plants and Bitcoin mining data center operations helps us to produce Bitcoin at a cost that is attractive versus the price of Bitcoin, and generally below the prevailing market price of power that many of our peers must pay and may have to pay in the future during periods of uncertain or elevated power pricing. Due to the environmental benefit resulting from the remediation of the sites from which the waste coal utilized by our two power generation facilities is removed, we also qualify for Tier II renewable energy tax credits (“RECs”) in Pennsylvania. These RECs are currently valued at approximately $30 per megawatt hour ("MWh") and help reduce our net cost of power. We believe that our ability to utilize RECs in reducing our net cost of power further differentiates us from our public company peers that purchase power from third-party sources or import power from the grid and that do not have access to RECs or other similar tax credits. Should power prices weaken to a level that is below the Company’s cost to produce power, we have the ability to purchase power from the PJM Interconnection Merchant Market ("PJM") grid pursuant to Electricity Sales and Purchase Agreements at each of our Plants with Champion Energy Services LLC to ensure that we are producing Bitcoin at the lowest possible cost. Conversely, we are able to sell power to the PJM grid instead of using the power to produce Bitcoin, as we have done, on an opportunistic basis, when revenue from power sales exceeds Bitcoin mining revenue. We operate as a market participant through PJM Interconnection, a Regional Transmission Organization (“RTO”) that coordinates the movement of wholesale electricity. Our ability to sell energy in the wholesale generation market in the PJM RTO provides us with the ability to optimize between selling power to the grid and mining for Bitcoin. We also believe that owning our own power source makes us a more attractive partner to crypto asset mining equipment purveyors.
Bitcoin Mining
As of November 8, 2024, we own or host approximately 32,000 Bitcoin miners with hash rate capacity of approximately 3.2 EH/s. We own approximately 25,000 Bitcoin miners, with hash rate capacity of nearly 2.5 EH/s, and host approximately 6,000 Bitcoin miners, with hash rate capacity exceeding 0.7 EH/s. As of November 8, 2024, we expect to receive an additional 20,000 Bitcoin miners, with hash rate capacity exceeding 3.8 EH/s, pursuant to the First Hosting Agreement with Bitfarms and Second Hosting Agreement with Bitfarms. Additionally, pursuant to the Fourth Amendment to our Bitcoin mining agreement with Canaan, Cantaloupe has agreed to replace 4,000 Model A1346 Bitcoin miners with 4,000 Model A1446 Bitcoin miners by December 31, 2024, which the Company expects will increase hash rate capacity by approximately 0.2 EH/s.
Our data centers have capacity to power more than 40,000 miners, which we believe can support hash rate capacity exceeding 7 EH/s through high-grading our fleet with current-generation Bitcoin miners. Additionally, we believe that opportunities exist to further grow our data center capacity to over 500 MW. Given the Company's efforts to high-grade its fleet, including through the First Hosting Agreement and Second Hosting Agreement with Bitfarms, we are exploring alternatives for a portion of our current fleet of Bitcoin miners.
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
The Company's Scrubgrass Plant and Panther Creek Plant produce approximately 800,000 to 900,000 combined tons of beneficial use ash per year at baseload capacity utilization. Extrapolating the potential 14% carbon dioxide capture capacity from the Scrubgrass Plant's ash lab tests would imply potential to capture approximately 115,000 tons of carbon dioxide per year. The Company intends to monetize any credits generated from its carbon capture initiatives in private markets, and the Company hopes for such monetization in the private markets in earnest in 2025 or 2026. In February 2024, the carbon capture initiative at the Scrubgrass Plant was registered on the Puro Carbon Registry (“Puro”). The Company then undertook the audit process with Puro, but the carbon capture initiative at Scrubgrass was not certified by Puro due to the use of coal refuse at the Scrubgrass facility. The Company intends to continue to explore the monetization of the carbon capture initiative on other registries and in private markets. The Company is also exploring whether its carbon capture initiatives are eligible to qualify for tax credits under Section 45Q of the Internal Revenue Code of 1986, as amended (such credits, “Section 45Q tax credits”). The earliest the Company would be in a position to qualify for Section 45Q tax credits is in 2025, or more likely, in 2026, if the Company is able to qualify for Section 45Q tax credits at all. See Item 1A "Risk Factors" in our 2023 Form 10-K for risks associated with the Company's carbon capture initiative and Section 45Q tax credits.

Recent Developments
Merger Agreement and First Amendment to Merger Agreement
On August 21, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bitfarms Ltd., a corporation incorporated under the Canada Business Corporations Act and continued under the Business Corporations Act (Ontario) (the “OBCA”) (“Bitfarms” or “Parent”), Backbone Mining Solutions LLC, a Delaware limited liability company and a wholly-owned, indirect subsidiary of Parent (“BMS”), and HPC & AI Megacorp, Inc., a Delaware corporation and a wholly-owned, direct subsidiary of BMS (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “merger”), with the Company surviving the merger as an indirect, wholly-owned subsidiary of Bitfarms. The Merger Agreement has been unanimously approved by the Boards of Directors of the Company and Bitfarms and is expected to close in the first quarter of 2025, subject to the receipt of Stronghold stockholder approval, applicable regulatory approvals, certain third-party consents and other customary closing conditions. Under the terms of the Merger Agreement, upon the closing of the merger, holders of Class A common stock (including holders of Series C Preferred Stock and holders of Class V common stock whose shares will convert into or be exchanged for shares of Class A common stock immediately prior to the closing of the merger) will receive 2.52 Bitfarms common shares for each share of Class A common stock they own. See Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q for risks associated with the Company's proposed merger with Bitfarms.
On September 12, 2024, the Company, Bitfarms, BMS, and Merger Sub entered into Amendment No. 1 (the “Merger Agreement Amendment”) to the Merger Agreement. The Merger Agreement Amendment revised the Merger Agreement to provide for the Parent Termination Fee Offset (as defined below), require the consent of Bitfarms for any issuances of equity interests of the Company pursuant to its at-the-market offering program, and amend certain representations and warranties of the Company.
Voting Agreement
On August 21, 2024, concurrently with the execution and delivery of the Merger Agreement, Parent entered into a Voting Agreement (the “Voting Agreement”) with each of Q Power LLC, a Delaware limited liability company (“Q Power”) and Gregory A. Beard (together with Q Power, the “Voting Agreement Holders”), pursuant to which and on the terms and subject to the conditions thereof, among other things, the Voting Agreement Holders have agreed to vote their shares of Class V common stock and Class A common stock (together, the “Company Common Stock”) in favor of the matters to be submitted to the Company’s stockholders in connection with the merger, subject to the terms and conditions set forth in the Voting Agreement.
The Voting Agreement will terminate upon the earliest to occur of (i) the effective time of the merger, (ii) the date and time the Merger Agreement is validly terminated pursuant to its terms or modified or amended in a manner that adversely affects the Voting Agreement Holders in any material respect, and (iii) the termination of the Voting Agreement by mutual consent of the parties thereto. As of the date of execution of the Merger Agreement, the shares of Company Common Stock owned by the Voting Agreement Holders represent approximately 16.4% of the outstanding shares of Company Common Stock.
TRA Waiver and Termination Agreement
On August 21, 2024, concurrently with the execution and delivery of the Merger Agreement, the Company, Parent and each of Q Power and William Spence (together with Q Power, the “TRA Holders”), entered into a TRA Waiver and

Termination Agreement (the “TRA Waiver”), pursuant to which the parties agreed, among other things, subject to and effective upon the consummation of the transactions contemplated by the Merger Agreement, to (i) terminate the Tax Receivable Agreement, dated April 1, 2021, as amended November 9, 2022, by and among the Company and the TRA Holders (the “Tax Receivable Agreement”) and (ii) waive the Early Termination Payment (as defined in the Tax Receivable Agreement) pursuant to the Tax Receivable Agreement, which would have otherwise become payable to the TRA Holders in connection with the consummation of the merger, and any other amounts to which the TRA Holders would have otherwise been entitled under the Tax Receivable Agreement. The TRA continues to be in effect prior to the completion of the Merger Agreement, but due to the TRA Waiver discussed above, the Tax Receivable Agreement is not recorded and is not currently expected to have an impact on the Company's consolidated financial statements.
First Hosting Agreement
On September 12, 2024, Stronghold Digital Mining Hosting, LLC (“Stronghold Hosting”), a Delaware limited liability company and indirect subsidiary of the Company entered into a Hosting Agreement (the “First Hosting Agreement”) with Bitfarms, pursuant to which Bitfarms will deliver approximately 10,000 Bitmain T21 miners owned by Bitfarms (the “Bitfarms Miners”) to the Company’s Panther Creek mining facility, and the Company will provide power to maintain, host and operate the Bitfarms Miners. To date, the Company has received some of these miners, with the remainder expected in November and December of this year.
The initial term of the First Hosting Agreement commenced on October 1, 2024 and will remain effective until December 31, 2025, after which it will automatically renew for additional one year periods unless either party provides written notice of non-renewal to the other party at least sixty days prior to the expiration of the then-current initial term or renewal term, as applicable. Upon the occurrence of an event of default that is not cured within fifteen days, the non-breaching party may terminate the First Hosting Agreement.
Pursuant to the First Hosting Agreement, Bitfarms will pay Stronghold Hosting a monthly fee equal to 50% of the profit generated by the Bitfarms Miners, subject to certain monthly adjustments between the parties to account for the upfront monthly payment paid by Bitfarms to Stronghold Hosting in an amount of $210,000 and for taxes and the net cost of power associated with the operation of the Bitfarms Miners.
In connection with the execution of the First Hosting Agreement, Bitfarms deposited with Stronghold Hosting $7.8 million (the “Deposit”), equal to the estimated cost of power for three months of operations of the Bitfarms Miners, which will be refundable in full to Bitfarms within one business day of the end of the initial term expiring on December 31, 2025. In addition, if the Merger Agreement is terminated and the Parent Termination Fee (as defined in the Merger Agreement) is payable by Bitfarms in connection with such termination, up to $5.0 million of the Deposit shall be refunded by way of a corresponding $5.0 million reduction in the amount of the Parent Termination Fee, payable in accordance with the Merger Agreement Amendment (the “Parent Termination Fee Offset”). The Deposit will bear interest at a floating rate equal to the forward-looking term secured overnight financing rate as administered by CME Group Benchmark Administration Limited for the applicable interest period plus 1.0%, payable in kind on the last day of each calendar quarter by capitalizing and adding such interest to the then-outstanding amount of the Deposit. Upon the occurrence and during the continuance of an event of default under the First Hosting Agreement, the principal of, and all accrued and unpaid interest on, the Deposit shall bear interest from the date of such event of default, until cured or waived, at a rate equal to 24.0%.
Second Bitfarms Hosting Agreement
On October 29, 2024, Stronghold Hosting entered into a Hosting Agreement (the “Second Hosting Agreement”) with BMS, pursuant to which BMS will deliver approximately 10,000 BMS Miners to the Company’s mining facilities, and the Company will provide power to, maintain, host and operate the BMS Miners.
The initial term of the Second Hosting Agreement commenced on November 1, 2024, and will remain effective until December 31, 2025, after which it will automatically renew for additional one year periods unless either party provides written notice of non-renewal to the other party at least sixty days prior to the expiration of the then-current initial term or renewal term, as applicable. Upon the occurrence of an event of default that is not cured within fifteen days, the non-breaching party may terminate the Second Hosting Agreement.
Pursuant to the Second Hosting Agreement, BMS will pay Stronghold Hosting a monthly fee equal to fifty percent of the profit generated by the BMS Miners, subject to certain monthly adjustments between the parties to account for the upfront monthly payment paid by BMS to Stronghold Hosting in an amount of $600,000, and for taxes and the net cost of power associated with the operation of the BMS Miners.
In connection with the execution of the Second Hosting Agreement, BMS deposited with Stronghold Hosting $7,800,000 (the “Second Deposit”), equal to the estimated cost of power for three months of operations of the BMS Miners, which will be refundable in full to BMS within one business day of the end of the initial term expiring on December 31, 2025. The Second Deposit will bear interest at a floating rate equal to the forward-looking term secured overnight financing rate as administered by CME Group Benchmark Administration Limited for the applicable interest period plus 1.0%, payable in kind on the last day of each calendar quarter by capitalizing and adding such interest to the then-outstanding amount of the Second Deposit. Upon the occurrence and during the continuance of an event of default under the Second Hosting Agreement, the principal of, and all accrued and unpaid interest on, the Second Deposit shall bear interest from the date of such event of default, until cured or waived, at a rate equal to 24.0%.
PJM Base Residual Auction
On July 31, 2024, PJM held its annual Base Residual Auction for capacity reserve scheduling for the 12-month delivery year from June 2025 through May 2026. The Company's Panther Creek Plant and Scrubgrass Plant offered capacity into the auction, as required, and each cleared the auction at $269.92/MW/day, up approximately 833% from $28.92/MW/day in last year’s Base Residual Auction. The Panther Creek Plant cleared 69.2 MW of capacity in the auction, which the Company estimates will yield approximately $7 million of incremental revenue at an estimated 100% net margin during the 12-month period from June 2025 through May 2026. The Scrubgrass Plant cleared 75.6 MW in the auction, but has since reduced that commitment through bi-lateral transactions some of its capacity commitment, retaining 62.5 MW of clearing capacity that will yield approximately $6 million of incremental revenue at an estimated 100% net margin during the 12-month period from June 2025 through May 2026. The Company is currently evaluating options with its remaining capacity commitment at the Scrubgrass Plant, including exiting the additional clearing capacity through additional bi-lateral transactions, with a focus on maximizing the flexibility and long-term potential of its data center operations. Each of the Company's plants have must-offer requirements in the upcoming 2026-2027 Base Residual Auction.
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

Trends and Other Factors Impacting Our Performance
General Digital Asset Market Conditions
During 2022 and more recently in 2023, a number of companies in the crypto assets industry have declared bankruptcy, including, but not limited to, Core Scientific, Celsius Network LLC ("Celsius"), Voyager Digital, Three Arrows Capital, BlockFi, FTX Trading Ltd. ("FTX"), and Genesis Holdco. Such bankruptcies have contributed, at least in part, to the volatility in the price of our shares as well as the price of Bitcoin, and some loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. To date, aside from the general decrease in the price of Bitcoin and in our and our peers stock price that may be indirectly attributable to the bankruptcies in the crypto assets industry, we have not been indirectly or directly materially impacted by such bankruptcies. As of the date hereof, we have no direct or material contractual relationship with any company in the crypto assets industry that has experienced a bankruptcy. Additionally, there has been no impact on our hosting agreement or relationship with Foundry Digital, LLC (“Foundry”), our institutional custody agreement or relationship with Anchorage, or our institutional custody and trading relationship with Coinbase Inc. The hosting agreement with Foundry performed in line with our expectations from its inception through its bilateral termination on September 30, 2024. The bankruptcy of Genesis Holdco, which is affiliated with the parent entity of Foundry, has not materially impacted the original or currently existing hosting arrangement. Additionally, we have had no direct exposure to Celsius, First Republic Bank, FTX, Signature Bank, Silicon Valley Bank, or Silvergate Capital Corporation. We continue to conduct diligence, including into liquidity or insolvency issues, on third parties in the crypto asset space with whom we have potential or ongoing relationships. While we have not been materially impacted by any liquidity or insolvency issues with such third parties to date, there is no guarantee that our counterparties will not experience liquidity or insolvency issues in the future.
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
Bitcoin Price Volatility
The market price of Bitcoin has historically and recently been volatile. For example, the price of Bitcoin ranged from a low of approximately $17,000 in January 2023 to over $76,000 in November 2024. After our initial public offering, the price of Bitcoin dropped over 75%, resulting in an adverse effect on our results of operations, liquidity and strategy, and increased credit pressures on the cryptocurrency industry. Since then, Bitcoin recovered to over $73,000 earlier in 2024, but more recently Bitcoin has traded between $60,000 and $70,000 over the past month. Our operating results depend on the value of Bitcoin because it is the only crypto asset we currently mine. We cannot accurately predict the future market price of Bitcoin and, as such, we cannot accurately predict potential adverse effects, including whether we will record unrealized or realized losses on the value of our Bitcoin assets. The future value of Bitcoin will affect the revenue from our operations, and any future decline in the value of the Bitcoin we mine would impact our consolidated financial statements and results of operations, which could have a material adverse effect on the market price for our securities.
Bitcoin Adoption and Network Hash Rate
Since its introduction in 2008, Bitcoin has become the leading cryptocurrency based on several measures of adoption: total value of coins in circulation, transactions, and computing power devoted to its protocol. The total value of Bitcoin in circulation was approximately $1.3 trillion as of October 25, 2024, nearly four times that of Ethereum at $298 billion, the second largest cryptocurrency. Bitcoin cumulative transactions have increased from one transaction on January 7, 2009, to 1.1 billion transactions through October 25, 2024. As the adoption of Bitcoin has progressed, the computing power devoted to mining for it has also increased. This collective computing power is referred to as "network hash rate". Bitcoin network hash rate has risen from nearly zero at inception to a seven-day average of 736 EH/s as of October 25, 2024, as Bitcoin price has risen from its initial trading price of $0.0008 in July 2010 to approximately $67,000 as of October 25, 2024. The actual number of mining computers hashing at any given time cannot be known; therefore, the network hash rate, at any given time, is approximated by using "mining difficulty."
The term difficulty refers to the complexity of the mathematical problems that the miners solve and is adjusted up or down automatically after 2,016 blocks (an "epoch") have been mined on the network. Difficulty on October 25, 2024, was 95.7 trillion, and it has ranged from one to 95.7 trillion. Generally speaking, if network hash rate has moved up during the current epoch, it is likely that difficulty will increase in the next epoch, which reduces the award per unit of hash rate during that epoch, all else equal, and vice versa. Deriving network hash rate from difficulty requires the following equation: network hash rate is the product of a) blocks solved over the last 24 hours divided by 144, b) difficulty, c) 2^32, divided by 600 seconds.
Embedded in the Bitcoin source code is an upper limit of 21 million for the quantity of Bitcoin that can ever be mined or in circulation, which means that the currency is finite, unlike fiat currencies. Through October 25, 2024, approximately 19.8 million Bitcoin have been mined, leaving approximately 1.2 million left to be mined. The year in which the last Bitcoin is expected to be mined is 2140. Every four years there is an event called a halving where the coins awarded per block is cut in half. While the reward for adding a block to the blockchain between May 11, 2020, and April 19, 2024, was 6.25 Bitcoin, the halving occurred on April 19, 2024, and the mining award per block is now 3.125 Bitcoin instead of 6.25 previously. Each day there are approximately 144 blocks awarded to the entirety of the global Bitcoin network. While network hash rate has been somewhat cyclical over short periods of time, since the creation of Bitcoin, as network hash rate has increased over time through a combination of an increased number of network participants, an increased quantity of miners hashing, and more efficient miners with faster processing speeds hashing, competition for block awards has increased.
Hash Price
There are three critical drivers of revenue per unit of hash rate in the Bitcoin mining industry (using terahash as the unit of hash rate): Bitcoin price, difficulty, and Bitcoin transaction fees. Hash price is the nexus of those terms and is equivalent to revenue per terahash per day. Hash price was $0.049 on October 25, 2024, compared to the 2024 average year-to-date hash price of $0.066, and compared to the five-year, one year, 2023, and 2022 average hash prices of $0.148, $0.070, $0.075, and $0.124, respectively. The five-year high price was April 20, 2021, when hash price was at $0.57. The five-year low hash price was $0.038 on August 5, 2024. We estimate that the average global Bitcoin network breakeven hash price required to cover operating costs is currently between $0.045 to $0.080, which assumes variable operating expenses of $60 to $70 per MWh, annual fixed operating expenses of $1 to $5 per TH/s, and average network efficiency of 30 to 40 J/TH.
In addition to mining for new Bitcoin, we are also paid transaction fees in the form of Bitcoin for processing and validating transactions. During 2022, average transaction fees were 1.6% of block subsidies, and, during the first quarter of 2023, transaction fees were 2.3%. In April 2023, transaction fees and volume rose sharply on the Bitcoin network, and transaction fees averaged 8.2% from April 1, 2023, to June 30, 2023. During the third and fourth quarters of 2023, transaction fees averaged 2.8% and 14.6%, respectively, with the latter representing the highest quarterly average since Bitcoin was founded. Transaction fees have remained elevated during 2024, with an 7.7% year-to-date average through October 25, 2024. Transaction fees are volatile and there are no assurances that transaction fees will continue at recent levels in the future.

Critical Accounting Policies and Significant Estimates
Except for the Company's corrected revenue recognition policy specific to its cryptocurrency hosting revenues disclosed in Note 1 – Basis of Presentation in the notes to the Condensed Consolidated Financial Statements, the Company's critical accounting policies and significant estimates, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2023, remain unchanged.

Post IPO Taxation and Public Company Costs
Stronghold LLC is and has been organized as a pass-through entity for U.S. federal income tax purposes and is therefore not subject to entity-level U.S. federal income taxes. Stronghold Inc. was incorporated as a Delaware corporation on March 19, 2021, and is therefore subject to U.S. federal income taxes and state and local taxes at the prevailing corporate income tax rates, including with respect to its allocable share of any taxable income of Stronghold LLC. In addition to tax expenses, Stronghold Inc. also incurs expenses related to its operations, plus payment obligations under the Tax Receivable Agreement entered into between the Company, Q Power LLC (“Q Power”) and an agent named by Q Power, dated April 1, 2021 (the “TRA”), which are expected to be significant. Additionally, on March 14, 2023, we executed a joinder agreement with an additional holder (together with Q Power, the “TRA Holders”) who thereby became a party to the TRA. To the extent Stronghold LLC has available cash and subject to the terms of any current or future debt instruments, the Fifth Amended and Restated Limited Liability Company Agreement of Stronghold LLC, as amended from time to time (the “Stronghold LLC Agreement”) requires Stronghold LLC to make cash distributions to holders of Stronghold LLC Units, including Stronghold Inc. and Q Power, in an amount sufficient to allow Stronghold Inc. to pay its taxes and to make payments under the TRA. In addition, the Stronghold LLC Agreement requires Stronghold LLC to make non-pro rata payments to Stronghold Inc. to reimburse it for its corporate and other overhead expenses, which payments are not treated as distributions under the Stronghold LLC Agreement. On August 21, 2024, the Company and the TRA Holders entered into the TRA Waiver to provide that, upon the closing of the merger, the TRA will terminate and the TRA Holders will waive the Early Termination Payment (as defined in the TRA) and any other amounts the TRA Holders would have otherwise been entitled to therein See “Tax Receivable Agreement” and “Recent Developments—TRA Waiver and
Termination Agreement” herein for additional information.
In addition, we have incurred, and expect to continue to incur, incremental, non-recurring costs related to our transition to a publicly traded corporation, including the costs of the IPO and the costs associated with the initial implementation of our internal control reviews and testing pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We have also incurred, and expect to continue to incur, additional significant and recurring expenses as a publicly traded corporation, including costs associated with compliance under the Securities Exchange Act, of 1934, as amended, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation. Our financial statements following the IPO have continued to reflect the impact of these expenses.

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

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$44,989,361	$37,764,990
Cryptocurrency hosting	1,911,610	3,789,375	11,193,438	9,195,072
Energy	502,640	1,210,811	1,424,077	4,682,590
Capacity	—	—	—	1,442,067
Other	44,046	41,877	187,521	142,194
Total operating revenues	11,168,073	17,726,957	57,794,397	53,226,913
OPERATING EXPENSES:
Fuel	6,500,292	8,556,626	19,709,424	22,262,141
Operations and maintenance	4,998,609	6,961,060	22,321,981	24,206,080
General and administrative	8,326,999	6,598,951	26,671,930	25,145,444
Depreciation and amortization	8,623,646	9,667,213	27,428,863	26,025,021
Loss on disposal of fixed assets	458,147	—	2,189,252	108,367
Realized gain on sale of digital currencies	(719,795)	(131,706)	(1,100,214)	(725,139)
Unrealized loss (gain) on digital currencies	33,783	—	(113,438)	—
Realized loss on sale of miner assets	530,099	—	494,087	—
Impairments on digital currencies	—	357,411	—	683,241
Impairments on equipment deposits	—	5,422,338	—	5,422,338
Total operating expenses	28,751,780	37,431,893	97,601,885	103,127,493
NET OPERATING LOSS	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER INCOME (EXPENSE):
Interest expense	(2,236,587)	(2,441,139)	(6,748,059)	(7,428,530)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(2,850,298)	(180,838)	8,445,247	5,580,453
Other	—	15,000	15,000	45,000
Total other (expense) income	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)
Highlights of our consolidated results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, include:
Operating Revenues
Total operating revenues decreased by approximately $6.6 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily resulting from an approximately $4.0 million decrease in cryptocurrency mining revenues due to a decline in Bitcoin mining economics (e.g., hash price). Cryptocurrency hosting revenues also decreased by approximately $1.9 million primarily driven by a decline in Bitcoin mining economics (e.g., hash price). Energy revenue decreased by approximately $0.7 million driven by lower generation and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations.
Total operating revenues increased by approximately $4.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an approximately $7.2 million increase in cryptocurrency mining revenues driven by increased hash rate from the purchase and installation of additional Bitcoin miners. Cryptocurrency hosting revenues increased by approximately $2.0 million primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023. These increases were partially offset by (i) an approximately $3.3 million decrease in energy revenues driven by lower generation and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations, and (ii) an approximately $1.4 million decrease in capacity revenue due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in PJM's day ahead market.
Operating Expenses
Total operating expenses decreased by approximately $8.7 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in the third quarter of 2023, (ii) an approximately $2.1 million decrease in fuel expenses driven by lower megawatt generation by the power plants and lower megawatt consumption by the data centers, (iii) an approximately $2.0 million decrease in operations and maintenance expenses, and (iv) an approximately $1.0 million decrease in depreciation and amortization primarily due to the decommissioning of MinerVa miners. These decreases were partially offset by an approximately $1.7 million increase in general and administrative expenses due to higher professional and legal fees incurred related to the Merger Agreement and higher stock-based compensation.
Total operating expenses decreased by approximately $5.5 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in 2023, (ii) an approximately $2.6 million decrease in fuel expenses driven by lower megawatt generation partially offset by higher imported megawatts, and (iii) an approximately $1.9 million decrease in operations and maintenance expenses due to a decrease in plant maintenance expenses related to the Scrubgrass Plant being shut off in March 2024 as power prices softened, partially offset by an increase in professional services for cryptocurrency operations. These decreases were partially offset by (i) an approximately $1.5 million increase in general and administrative expenses driven by an estimated accrual for two loss contingencies totaling approximately $5.3 million and higher professional and legal fees incurred related to the Merger Agreement partially offset by lower stock-based compensation and insurance expenses, (ii) an approximately $2.1 million increase in the loss on disposal of fixed assets as a result of decommissioning MinerVa miners, and (iii) an approximately $1.4 million increase in depreciation and amortization due to the purchase and installation of additional Bitcoin miners.
Other Income (Expense)
Total other income (expense) decreased by approximately $2.5 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily driven by an approximately $2.7 million decrease in other income resulting from changes in the fair value of warrant liabilities, which is determined using a Black-Scholes model with significant inputs described in Note 15 – Equity Issuances in the notes to the Condensed Consolidated Financial Statements.
Total other income (expense) increased by approximately $32.5 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $29.0 million loss on debt extinguishment recorded in the first quarter of 2023 and (ii) an approximately $2.9 million increase in other income resulting from changes in the fair value of warrant liabilities. For more details regarding the loss on debt extinguishment, see Note 7 – Debt in the notes to the Condensed Consolidated Financial Statements.

Segment Results
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
OPERATING REVENUES:
Energy Operations	$546,686	$1,252,688	$1,611,598	$6,266,851
Cryptocurrency Operations	10,621,387	16,474,269	56,182,799	46,960,062
Total operating revenues	$11,168,073	$17,726,957	$57,794,397	$53,226,913
NET OPERATING LOSS:
Energy Operations	$(5,926,117)	$(9,685,721)	$(23,002,472)	$(29,864,794)
Cryptocurrency Operations	(11,657,590)	(10,019,215)	(16,805,016)	(20,035,786)
Total net operating loss	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER (EXPENSE) INCOME (1)	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,359,278)	$(1,341,076)	$(4,031,499)	$(4,004,596)
Cryptocurrency Operations	(7,264,368)	(8,326,137)	(23,397,364)	(22,020,425)
Total depreciation and amortization	$(8,623,646)	$(9,667,213)	$(27,428,863)	$(26,025,021)
INTEREST EXPENSE:
Energy Operations	$(22,056)	$(39,007)	$(70,721)	$(450,472)
Cryptocurrency Operations	(2,214,531)	(2,402,132)	(6,677,338)	(6,978,058)
Total interest expense	$(2,236,587)	$(2,441,139)	$(6,748,059)	$(7,428,530)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
OPERATING REVENUES:
Energy	$502,640	$1,210,811	$(708,171)	$1,424,077	$4,682,590	$(3,258,513)
Capacity	—	—	—	—	1,442,067	(1,442,067)
Other	44,046	41,877	2,169	187,521	142,194	45,327
Total operating revenues	546,686	1,252,688	(706,002)	1,611,598	6,266,851	(4,655,253)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	1,078,554	2,496,308	(1,417,754)	1,265,257	5,921,796	(4,656,539)
Operations and maintenance	3,379,694	5,685,366	(2,305,672)	17,308,588	20,618,654	(3,310,066)
General and administrative	263,826	1,026,100	(762,274)	1,276,164	3,015,375	(1,739,211)
Depreciation and amortization	1,359,278	1,341,076	18,202	4,031,499	4,004,596	26,903
Total operating expenses	6,081,352	10,548,850	(4,467,498)	$23,881,508	$33,560,421	$(9,678,913)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(5,534,666)	$(9,296,162)	$3,761,496	$(22,269,910)	$(27,293,570)	$5,023,660
Corporate overhead	391,451	389,559	1,892	732,562	2,571,224	(1,838,662)
NET OPERATING LOSS	$(5,926,117)	$(9,685,721)	$3,759,604	$(23,002,472)	$(29,864,794)	$6,862,322

INTEREST EXPENSE	$(22,056)	$(39,007)	$16,951	$(70,721)	$(450,472)	$379,751
(1) The Cryptocurrency Operations segment consumed $5.4 million and $18.4 million of electricity supplied by the Energy Operations segment for the three and nine months ended September 30, 2024, respectively, and $6.1 million and $16.3 million for the three and nine months ended September 30, 2023, respectively. For segment reporting, this intercompany electric charge is recorded as a contra-expense to offset fuel costs within the Energy Operations segment.

Operating Revenues
Total operating revenues decreased by approximately $0.7 million for the three months ended September 30, 2024, as compared to the same period in 2023, due to an approximately $0.7 million decrease in energy revenues driven by lower generation and increased consumption of self-generated electricity resulting from the expansion of our cryptocurrency operations.
Total operating revenues decreased by approximately $4.7 million for the nine months ended September 30, 2024, as compared to the same period in 2023, due to an approximately $3.3 million decrease in energy revenues driven by lower generation and increased consumption of self-generated electricity resulting from the expansion of our cryptocurrency operations and an approximately $1.4 million decrease in capacity revenues.
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
Operating Expenses
Total operating expenses decreased by approximately $4.5 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $2.3 million decrease in operations and maintenance expenses, (ii) an approximately $1.4 million decrease in fuel expenses due to an increased percentage of fuel costs allocated to the Cryptocurrency Operations segment, resulting from fewer megawatt sales to the grid, and lower megawatt generation, and (iii) an approximately $0.8 million decrease in general and administration expenses primarily related to a decrease in the value of accounts receivable recorded during the third quarter of 2023. REC sales of approximately $2.5 million and $4.0 million were recognized as contra-expenses to offset fuel expenses for the three months ended September 30, 2024, and 2023, respectively.
Total operating expenses decreased by approximately $9.7 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $4.7 million decrease in fuel expenses due to an increased percentage of fuel costs allocated to the Cryptocurrency Operations segment, resulting from fewer megawatt sales to the grid and lower megawatt generation, (ii) an approximately $3.3 million decrease in operations and maintenance expenses due to a decrease in plant maintenance expenses, and (iii) an approximately $1.7 million decrease in general and administrative expenses primarily related to a decrease in the value of accounts receivable recorded during the first quarter of 2023. REC sales of approximately $14.2 million and $14.4 million were recognized as contra-expenses to offset fuel expenses for the nine months ended September 30, 2024, and 2023, respectively.
Corporate overhead allocated to the Energy Operations segment decreased by approximately $1.8 million for the nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a decrease in Energy Operations segment revenues and a decrease in stock-based compensation and insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$(3,975,117)	$44,989,361	$37,764,990	$7,224,371
Cryptocurrency hosting	1,911,610	3,789,375	(1,877,765)	11,193,438	9,195,072	1,998,366
Total operating revenues	10,621,387	16,474,269	(5,852,882)	56,182,799	46,960,062	9,222,737
OPERATING EXPENSES:
Electricity - purchased from energy segment	5,421,738	6,060,318	(638,580)	18,444,167	16,340,345	2,103,822
Operations and maintenance	1,618,915	1,275,694	343,221	5,013,393	3,587,426	1,425,967
General and administrative	66,330	60,154	6,176	145,583	181,091	(35,508)
Impairments on digital currencies (1)	—	357,411	(357,411)	—	683,241	(683,241)
Impairments on equipment deposits	—	5,422,338	(5,422,338)	—	5,422,338	(5,422,338)
Realized gain on sale of digital currencies	(719,795)	(131,706)	(588,089)	(1,100,214)	(725,139)	(375,075)
Unrealized loss (gain) on digital currencies	33,783	—	33,783	(113,438)		(113,438)
Loss on disposal of fixed assets	458,147	—	458,147	2,189,252	108,367	2,080,885
Realized loss on sale of miner assets	530,099	—	530,099	494,087	—	494,087
Depreciation and amortization	7,264,368	8,326,137	(1,061,769)	23,397,364	22,020,425	1,376,939
Total operating expenses	14,673,585	21,370,346	(6,696,761)	$48,470,194	$47,618,094	$852,100
NET OPERATING INCOME (EXCLUDING CORPORATE OVERHEAD)	$(4,052,198)	$(4,896,077)	$843,879	$7,712,605	$(658,032)	$8,370,637
Corporate overhead	7,605,392	5,123,138	2,482,254	24,517,621	19,377,754	5,139,867
NET OPERATING INCOME (LOSS)	$(11,657,590)	$(10,019,215)	$(1,638,375)	$(16,805,016)	$(20,035,786)	$3,230,770

INTEREST EXPENSE	$(2,214,531)	$(2,402,132)	$187,601	$(6,677,338)	$(6,978,058)	$300,720
1 The Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method. For more information, see Note 1 – Basis of Presentation in the notes to the Condensed Consolidated Financial Statements.

Operating Revenues
Total operating revenues decreased by approximately $5.9 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an approximately $4.0 million decrease in cryptocurrency mining due to a decline in Bitcoin mining economics (e.g., hash price). Cryptocurrency hosting revenues also decreased by approximately $1.9 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily driven by a decline in Bitcoin mining economics (e.g., hash price).
Total operating revenues increased by approximately $9.2 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an approximately $7.2 million increase in cryptocurrency mining revenues driven by increased hash rate from the purchase and installation of additional Bitcoin miners. Cryptocurrency hosting revenues increased by approximately $2.0 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by the Canaan Bitcoin Mining Agreement, which began in the second quarter of 2023.
Operating Expenses
Total operating expenses increased by approximately $6.7 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in the third quarter of 2023, (ii) an approximately $1.1 million decrease in depreciation and amortization primarily due to the decommissioning of MinerVa miners, and (iii) an approximately $0.6 million decrease in intercompany electric charges driven by lower megawatt consumption by the data centers. These decreases were partially offset by (i) an approximately $0.5 million realized loss on the sale of miner assets and (ii) an approximately $0.5 million loss on disposal of fixed assets from decommissioning MinerVa miners.
Total operating expenses increased by approximately $0.9 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $2.1 million increase in intercompany electric charges related to the expansion of our cryptocurrency mining operations, (ii) an approximately $2.1 million increase in loss on disposal of fixed assets as a result of decommissioning MinerVa miners, (iii) an approximately $1.4 million increase in operations and maintenance expenses driven by an increase in professional services to support our cryptocurrency operations, and (iv) an approximately $1.4 million increase in depreciation and amortization driven by the purchase and installation of additional Bitcoin miners. These increases were partially offset by a $5.4 million impairment on equipment deposits recorded in the third quarter of 2023.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by approximately $2.5 million and $5.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, driven by increased corporate overhead related to estimated accruals for two loss contingencies and higher professional and legal fees incurred related to the Merger Agreement and increases in Cryptocurrency Operations segment revenues relative to total combined revenue. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
Impairments on Digital Currencies
Impairments on digital currencies of approximately $0.4 million and $0.7 million were recognized for the three and nine months ended September 30, 2023, respectively, as a result of the negative impacts from Bitcoin spot market declines in the prior year period. Effective January 1, 2024, however, the Company adopted ASU 2023-08 which requires cryptocurrency assets to be recorded at fair value. As such, the Company no longer accounts for digital currencies as indefinite-live intangible assets, and therefore, no impairment losses have been recognized in the current year period. As of September 30, 2024, we held approximately 10 Bitcoin on our consolidated balance sheet at fair value. The spot market price of Bitcoin was $63,463 as of September 30, 2024, per Coinbase.
Interest Expense
Interest expense decreased by approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, following marginal reductions in outstanding debt over the same periods.

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
We have historically relied on funds from equity issuances, equipment financings and revenues from mining Bitcoin and selling power generated at our power plants to provide for our liquidity needs. During 2023, we received approximately $10.0 million pursuant to the April 2023 Private Placement and approximately $15.4 million pursuant to the December 2023 Private Placement. During the year ended December 31, 2023, we sold 1,794,587 ATM Shares at approximately $6.47 per share under the ATM Agreement for gross proceeds of approximately $11.6 million, less sales commissions of approximately $0.4 million for net proceeds of approximately $11.2 million. During the nine months ended September 30, 2024, the Company sold zero ATM Shares. Until the earlier of the termination of the Merger Agreement or the completion of the merger, our ability to raise capital through equity issuances, including sales pursuant to the ATM Agreement, is subject to the consent of Bitfarms.
As of September 30, 2024, and November 8, 2024, we had approximately $5.1 million and $6.7 million, respectively, of cash and cash equivalents and Bitcoin on our consolidated balance sheet, which included approximately 10 Bitcoin and 4 Bitcoin, respectively. These amounts included the Deposit and the Second Deposit made under the First Hosting Agreement and Second Hosting Agreement with Bitfarms, respectively, offset by the Company’s use of a substantial portion of such deposit amounts to pay down outstanding indebtedness. As of September 30, 2024, we had principal amount outstanding indebtedness of approximately $53.7 million.
If our cash flows from operations continue to fall short of uses of capital, we may need to seek additional sources of capital to fund our short-term and long-term capital needs. We may further sell assets or seek potential additional debt or equity financing to fund our short-term and long-term needs. Further, the terms of the Credit Agreement and December 2023 Private Placement contain certain restrictions, including maintenance of certain financial and liquidity ratios and minimums, and certain restrictions on future issuances of debt and equity (including usage of our ATM). In connection with the December 2023 Private Placement, the Company entered into a Registration Rights Agreement with the institutional investor (the “December Registration Rights Agreement”) whereby it agreed, among other things, to file a resale registration statement (the “December Resale Registration Statement”) with the SEC covering all shares of common stock sold to the institutional investor and the shares of common stock issuable upon exercise of the warrants and the prefunded warrants purchased by the institutional investor, and to cause the December Resale Registration Statement to become effective within the timeframes specified in the December Registration Rights Agreement; failure to do so will result in certain penalties specified in the December Registration Rights Agreement (and we made two such payments for liquidated damages during the second quarter of 2024 totaling approximately $300,000). In particular, we are contractually restricted from issuing equity to raise capital in the public or private markets (including sales under the ATM Agreement) until 30 days after the December Resale Registration Statement is effective, but in no event later than January 20, 2025. We received comments from the staff of the SEC’s Division of Corporation Finance in September 2023 related to the accounting of our Bitcoin-related operations (the "SEC Review"), among other things, and have been informed that we will be unable to take the December Resale Registration Statement effective until such comments are resolved. Over thirteen months later, such review is still ongoing. Beginning with the third quarter of 2023, we may be required to make monthly prepayments pursuant to the WhiteHawk Refinancing Agreement if we are unable to maintain a cash balance above a certain amount. If we are unable to raise additional capital in the near future, there is a risk that we could breach this minimum cash balance covenant and default on the prepayment obligations mentioned above, and we could be required to discontinue or significantly reduce the scope of our operations, including through the sale of our assets, if no other means of financing options are available.
Operations have not yet established a consistent record of covering our operating expenses, and we incurred net losses of $22.7 million and $38.1 million for the three and nine months ended September 30, 2024, respectively, and our accumulated deficit was $360.8 million as of September 30, 2024.
If we are able to begin raising capital again under our ATM Agreement in the near future, taking into account such proceeds along with the continued expansion of our cryptocurrency mining operations, the First Hosting Agreement with Bitfarms, the Second Hosting Agreement with Bitfarms, and the Merger Agreement, we believe our liquidity position, combined with expected improvements in operating cash flows, will be sufficient to meet our existing commitments and fund our operations for the next twelve months. Sales under our ATM Agreement are subject to the consent of Bitfarms under the Merger Agreement and resolution of the SEC Review.
We have no material off balance sheet arrangements.
Analysis of Changes in Cash Flows

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
Net cash flows provided by (used in) operating activities	$8,548,842	$(3,288,433)	$11,837,275
Net cash flows used in investing activities	(528,316)	(14,743,269)	14,214,953
Net cash flows (used in) provided by financing activities	(7,743,692)	9,714,298	(17,457,990)
Net increase (decrease) in cash and cash equivalents	$276,834	$(8,317,404)	$8,594,238
Operating Activities. Net cash flows provided by operating activities was approximately $8.5 million for the nine months ended September 30, 2024, compared to approximately $3.3 million used in operating activities for the nine months ended September 30, 2023. The approximately $11.8 million net increase in cash flows from operating activities was due to the receipt of a deposit for the First Hosting Agreement with Bitfarms and higher hash rate on installed miners, which generated higher and more profitable revenues.
Investing Activities. Net cash flows used in investing activities was approximately $0.5 million for the nine months ended September 30, 2024, compared to approximately $14.7 million used in investing activities for the nine months ended September 30, 2023. The approximately $14.2 million net improvement in cash flows was primarily due to lower cash outflows for the purchase of property, plant and equipment. Significant cash outflows occurred during the nine months ended September 30, 2023, for the continued ramp up of cryptocurrency mining operations in the prior year, and no such activities occurred during the comparable period in 2024.
Financing Activities. Net cash flows used in financing activities was approximately $7.7 million for the nine months ended September 30, 2024, compared to approximately $9.7 million provided by financing activities for the nine months ended September 30, 2023. The approximately $17.5 million net decrease in cash flows was primarily due to prior year proceeds from the April 2023 Private Placement and the ATM, net of issuance costs.

Debt Agreements
We have entered into various debt agreements used to purchase equipment to operate our business. Total net obligations under all debt agreements as of September 30, 2024, were $53.4 million (excluding financed insurance premiums).
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
On February 6, 2023, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the First Amendment in order to modify certain covenants and remove certain prepayment requirements contained therein. As a result of the First Amendment, amortization payments for the period from February 2023 through July 2024 are not required, with monthly amortization resuming July 31, 2024. However, in December 2023, the Company made two amortization payments of the WhiteHawk Refinancing Agreement that were otherwise due on July 31, 2024, and August 31, 2024. During the third quarter of 2024, the Company resumed the required monthly amortization payments of the WhiteHawk Refinancing Agreement with its payment of the September 2024 amortization payment.
Beginning June 30, 2023, following a five-month holiday, Stronghold LLC began to make monthly prepayments of the loan in an amount equal to 50% of its average daily cash balance (including cryptocurrencies) in excess of $7,500,000 for such month. The First Amendment also modified the financial covenants to (i) in the case of the requirement of the Company to maintain a leverage ratio no greater than 4.0:1.00, such covenant will not be tested until the fiscal quarter ending September 30, 2024, and (ii) in the case of the minimum liquidity covenant, modified to require minimum liquidity at any time to be not less than: (A) until March 31, 2024, $2,500,000; (B) during the period beginning April 1, 2024, through and including December 31, 2024, $5,000,000; and (C) from and after January 1, 2025, $7,500,000. On February 15, 2024, the Company and WhiteHawk Capital, as collateral agent and administrative agent, and the other lenders thereto, entered into the Third Amendment which, among other items, amended the Company’s minimum liquidity requirement to not be less than: (A) until June 30, 2025, $2,500,000 and (B) from and after July 1, 2025, $5,000,000. The Company was in compliance with all applicable covenants under the WhiteHawk Refinancing Agreement as of September 30, 2024.
The borrowings under the WhiteHawk Refinancing Agreement mature on October 26, 2025, and bear interest at a rate of either (i) the Secured Overnight Financing Rate ("SOFR") plus 10% or (ii) a reference rate equal to the greater of (x) 3%, (y) the federal funds rate plus 0.5%, and (z) the term SOFR rate plus 1%, plus 9%. Borrowings under the WhiteHawk Refinancing Agreement may also be accelerated in certain circumstances. The average interest rate for borrowings under the WhiteHawk Refinancing Agreement approximated 15.54% for the nine months ended September 30, 2024.
As noted above, the Company's Credit Agreement with its primary lender matures on October 26, 2025. The Company has entered into a merger agreement that is subject to final closing conditions. The merger is considered probable as both the Company's Board of Directors and the acquiring company’s Board of Directors have approved the merger. The plan of merger will pay off the Company's current outstanding borrowings, thereby reducing liquidity needs to enable continuation of operations, as a wholly owned subsidiary of the acquiring company, for the foreseeable future.

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
Pursuant to the B&M Note, the first $500,000 of the principal amount of the loan was payable in four equal monthly installments of $125,000 beginning on April 30, 2023, so long as (i) no default or event of default has occurred or is occurring under the Credit Agreement and (ii) no PIK Option (as such term is defined in the Credit Agreement) had been elected. The principal amount under the B&M Note bears interest at seven and one-half percent (7.5%). As of September 30, 2024, the Company has paid $500,000 of principal pursuant to the B&M Note.
Canaan Promissory Notes
On July 19, 2023, the Company entered into a Sales and Purchase Contract with Canaan Inc. ("Canaan") whereby the Company purchased 2,000 A1346 Bitcoin miners for a total purchase price of $2,962,337. The purchase price was payable to Canaan via an upfront payment of $1,777,402 on or before August 1, 2023, which the Company paid on July 25, 2023, and a promissory note of $1,184,935 due to Canaan in ten (10) equal, interest-free installments on the first day of each consecutive month thereafter until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the third quarter of 2023 at the Company's Panther Creek Plant. As of September 30, 2024, the Company fully repaid the promissory note due to Canaan.
On December 26, 2023, the Company entered into a second Sales and Purchase Contract with Canaan whereby the Company purchased 1,100 A1346 Bitcoin miners for a total purchase price of $1,380,060. The purchase price was payable to Canaan via an upfront payment of $828,036 on or before December 26, 2023, which the Company paid on December 26, 2023, and a promissory note of $552,024 due to Canaan in six (6) equal, interest-free installments on the first day of each consecutive month thereafter, beginning in 2024, until the remaining promissory note balance is fully repaid. The miners were delivered and installed during the first quarter of 2024 at the Company's Scrubgrass Plant. As of September 30, 2024, the Company fully repaid the promissory note due to Canaan.
Treatment of Company Indebtedness Pursuant to Merger Agreement
The Merger Agreement provides that, to the extent requested by Parent, the Company will, at Parent’s expense, use reasonable best efforts to promptly obtain any consents or amendments as necessary to permit the consummation of the merger under the Company’s credit agreement (the “COC Amendment”), but the obtaining of the COC Amendment will not be a closing condition. If the COC Amendment is not obtained on or prior to closing, Parent will satisfy all outstanding obligations under such credit agreement and certain other debt instruments of the Company prior to or substantially concurrently with the consummation of the merger.

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
TRA Waiver and Termination Agreement
On August 21, 2024, concurrently with the execution and delivery of the Merger Agreement, the Company, Parent and each of the TRA Holders entered into a TRA Waiver and Termination Agreement (the “TRA Waiver”), pursuant to which the parties agreed, among other things, subject to and effective upon the consummation of the transactions contemplated by the Merger Agreement, to (i) terminate the TRA, dated April 1, 2021, as amended November 9, 2022, by and among the Company and the TRA Holders and (ii) waive the Early Termination Payment (as defined in the TRA) pursuant to the TRA, which would have otherwise become payable to the TRA Holders in connection with the consummation of the merger, and any other amounts to which the TRA Holders would have otherwise been entitled under the TRA. The TRA continues to be in effect prior to the completion of the Merger Agreement, but due to the TRA Waiver discussed above, the TRA is not recorded and is not currently expected to have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 1 – Basis of Presentation in the notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
Information regarding this Item is contained in Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Except as set forth below, there are no material changes to the Risk Factors contained in Item 1A to Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 8, 2024, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 14, 2024.
The following risk factors relate to the merger. For additional information regarding the Merger Agreement, see “Merger Agreement and First Amendment to Merger Agreement” herein and our other information relating to the Merger Agreement that we have filed with the SEC.
Because the market value of Bitfarms common shares that Company stockholders will receive in the merger may fluctuate, Company stockholders cannot be sure of the market value of the merger consideration that they will receive in the merger.
As merger consideration, Company stockholders will receive a fixed number of Bitfarms common shares, not a number of shares that will be determined based on a fixed market value. The market value of Bitfarms common shares and the market value of Class A common stock at the effective time may vary from their respective values on the date that the Merger Agreement was executed or at other dates, such as the date of the registration statement on Form F-4 (File No. 333-282657) that Bitfarms filed with the SEC on October 15, 2024 or the date of the special meeting. Stock price changes may result from a variety of factors, including changes in Bitfarms’ or the Company’s respective businesses, operations or prospects, regulatory considerations and general business, market, industry or economic conditions. The exchange ratio will not be adjusted to reflect any changes in the market value of Bitfarms common shares, the comparative value of the Canadian dollar and U.S. dollar or market value of the Class A common stock. Therefore, the aggregate market value of the Bitfarms common shares that a Company stockholder is entitled to receive at the time that the merger is completed could vary from the value of such shares on the date of the proxy statement/prospectus, the date of the special meeting or the date on which a Company stockholder actually receives its Bitfarms common shares.
There is no assurance when or if the merger will be completed, including, but not limited to, regulatory approvals which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be satisfied.
The completion of the merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (i) the approval of the merger proposal by the holders of Company common stock, (ii) the absence of any governmental order or law that makes consummation of the merger illegal or otherwise prohibited, (iii) receipt of certain approvals and consents from specified governmental entities, including, if applicable, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act, (iv) the effectiveness of the registration statement on Form F-4, pursuant to which the Bitfarms common shares to be issued in connection with the merger are registered with the SEC and (v) the authorization for listing of the Bitfarms common shares to be issued in connection with the merger on the Toronto Stock Exchange and Nasdaq, subject to customary conditions and official notice of issuance. The obligation of each party to consummate the merger is also conditioned upon, among other things, (1) the other party’s representations and warranties being true and correct (subject to applicable materiality and de minimis standards), (2) the other party having performed in all material respects its obligations required to be performed by it under the Merger Agreement at or prior to the effective time, (3) the absence of a material adverse effect on the other party and (4) with respect to Bitfarms’ obligation to consummate the merger, the mining facility conditions described in the Merger Agreement. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the merger.

The Company and Bitfarms have each agreed to, promptly following the execution of the Merger Agreement, prepare and file certain filings, submissions and notices and obtain consents, orders and approvals necessary to complete the merger and the other transactions contemplated by the Merger Agreement. No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the merger will be satisfied and an adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. For example, these consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of the Company or may impose requirements, limitations or costs or place restrictions on the conduct of the Company’s business, and if such consents, orders or approvals require an extended period of time to be obtained, such extended period of time could increase the chance that a material adverse event occurs with respect to the Company or Bitfarms. Such extended period of time also may increase the chance that other adverse effects with respect to the Company or Bitfarms could occur, such as the loss of key personnel. Each party’s obligation to complete the merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement. As a result of these conditions, the Company cannot provide assurance that the merger will be completed on the terms or timeline currently contemplated, or at all.
The special meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the merger proposal is approved by Company stockholders, then the Company would not be required to seek further approval of Company stockholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on the Company either before or after completing the merger.
Certain rights of Company stockholders will change as a result of the merger.
Upon completion of the merger, Company stockholders will no longer be stockholders of the Company, a Delaware corporation, but will be shareholders of Bitfarms, a corporation organized under the OBCA. There will be certain differences between the current rights as a Company stockholder, on the one hand, and the rights to which the stockholders will be entitled as Bitfarms shareholders, on the other hand, as more fully described in the proxy statement/prospectus.
The announcement and pendency of the merger could adversely affect the Company’s business, results of operations and financial condition.
The announcement and pendency of the merger could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting the Company’s relationships with its existing and future partners, suppliers and employees, which could have an adverse effect on Stronghold’s business, results of operations and financial condition, regardless of whether the merger is completed. In particular, the Company could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the merger, such as the resignation of Stronghold's Chief Financial Officer, Matthew Smith. The Company could also potentially lose business partners or suppliers, and business partner or supplier contracts could be delayed or decreased. In addition, the Company has expended, and continues to expend, management resources in an effort to complete the merger, which are being diverted from the Company’s day-to-day operations.
If the merger is not completed, the trading prices of Class A common stock may fall to the extent that the current prices reflect a market assumption that the merger will be completed. In addition, the failure to complete the merger may result in negative publicity or a negative impression of the Company in the investment community and may affect the Company’s relationship with employees, suppliers and other partners in the business community.
The Company will incur substantial transaction fees and costs in connection with the merger.
The Company has incurred and expect to incur additional material non-recurring expenses in connection with the merger and completion of the transactions contemplated by the Merger Agreement, including costs relating to obtaining required approvals. The Company has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the merger. Additional significant unanticipated costs may be incurred in the course of coordinating the business of the Company after completion of the merger. Even if the merger is not completed, The Company will be required to pay certain costs relating to the merger incurred prior to the date the merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs could have an adverse effect on the parties’ future results of operations, cash flows and financial condition. In addition, the Merger Agreement provides that, in certain circumstances, one party to the Merger Agreement may be required to pay a termination fee (and certain related expenses) to the other.
While the Merger Agreement is in effect, the Company and its subsidiaries’ businesses are subject to restrictions on their business activities.
Under the Merger Agreement, the Company and its respective subsidiaries are subject to certain restrictions on the conduct of their respective businesses and generally must operate their respective businesses in the ordinary course prior to completing the merger (unless the Company obtains Bitfarms’ written consent, which is not to be unreasonably withheld, delayed or conditioned), which may restrict the Company’s ability to exercise certain of its business strategies. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, repurchasing or issuing securities, or incurring indebtedness prior to the completion of the merger or termination of the Merger Agreement, as applicable. These restrictions could have an adverse effect on the Company’s businesses, financial results, financial condition or stock price.
In addition, subject to certain exceptions set forth in the Merger Agreement, the Merger Agreement prohibits the Company from, among other things: (i) initiating, soliciting or knowingly encouraging the making of any inquiry, proposal or offer that would constitute, or would reasonably be expected to lead to, an acquisition proposal; (ii) engaging in any discussions relating to any acquisition proposal, or any inquiry, proposal or offer that would reasonably be expected to lead to an acquisition proposal; (iii) furnishing any non-public information regarding the Company or its subsidiaries, or access to the properties, assets or employees of the Company or its subsidiaries, to any person in connection with an acquisition proposal; (iv) entering into any letter of intent or agreement in principal, or other agreement that would constitute, or would reasonably be expected to lead to, an acquisition proposal; or (v) releasing or permitting the release of any person from, or amending, waiving or permitting the amendment or waiver of any provision of, any “standstill” or similar agreement or provision to allow such person to make or amend an agreement that would constitute, or would reasonably be expected to lead to, an acquisition proposal.
These provisions may limit the Company’s ability to pursue offers from third parties that could result in greater value to Company stockholders than the merger consideration. The termination fee may also discourage third parties from pursuing an alternative acquisition proposal with respect to the Company.
The termination of the Merger Agreement could negatively impact the Company and, in certain circumstances, could require the Company to pay certain termination fees.
The Merger Agreement is subject to a number of customary closing conditions that must be fulfilled in order to complete the merger and contains certain termination rights for both the Company and Bitfarms, which, if exercised, would result in the merger not being completed. If the merger is not completed for any reason, including as a result of Company stockholders failing to approve the merger proposal or if the Merger Agreement is terminated in accordance with its terms, the ongoing businesses of the Company may be adversely affected and, without realizing any of the anticipated benefits of having completed the merger, the Company would be subject to a number of risks, including the following:

•The Company may experience negative reactions from the financial markets, including a decline of its stock price (which may reflect a market assumption that the merger will be completed);
•The Company may experience negative reactions from or irreparable reputational harm as perceived by the Company’s investment community, customers, suppliers, peers regulators, employees, partners in the business community and any other third party whether presently known or unknown;
•The Company may be required to pay substantial costs relating to the merger, whether or not the merger is completed;
•matters relating to the merger will have required substantial commitments of time and resources by the Company’s management team, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company had the merger not been contemplated; and
•the Company may experience a material adverse effect on its business, operations, earnings and financial results.
If the Merger Agreement is terminated and the Board seeks another merger, business combination or other transaction, Company stockholders cannot be certain that the Company will find a party willing to offer equivalent or more attractive consideration than the merger consideration Company stockholders would receive from Bitfarms in the merger. If the

Merger Agreement is terminated under circumstances specified in the Merger Agreement, the Company may be required to pay Bitfarms a termination fee of $5,000,000, in the form of cash and/or Bitcoin (at the election of the Company), depending on the circumstances surrounding the termination. There is no guarantee that the Company will have sufficient funds to make this contractually required payment to Bitfarms, as applicable.
Except in specified circumstances, if the merger is not completed by May 21, 2025, subject to extension in specified circumstances, either the Company or Bitfarms may choose not to proceed with the merger.
Either the Company or Bitfarms may terminate the Merger Agreement if the merger has not been completed by 5:00 p.m. New York, New York time, on May 21, 2025. However, this right to terminate the Merger Agreement will not be available to the Company or Bitfarms if the failure of such party to perform any of its obligations under the Merger Agreement has been the principal cause of or resulted in the failure of the merger to be complete on or before such time. Termination of the Merger Agreement will also result in termination of certain other agreements, including the Voting Agreement and the TRA Waiver.
The Company may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought by putative stockholders against companies (or their directors and officers) that have entered into merger agreements. Such lawsuits may seek, among other things, to enjoin the consummation of the merger. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The Company has received a number of letters from putative stockholders that allege the disclosures in the proxy statement/prospectus are deficient and that demand corrective disclosures be made. No lawsuits have thus far been filed in connection with these letters, and the Company believes the allegations in the letters are without merit. If a stockholder is successful in obtaining an injunction prohibiting consummation of the merger, then that injunction may delay or prevent the merger from being completed or otherwise cause the Company to incur substantial costs.
The Company and Bitfarms received comments from the SEC staff in connection with the staff’s routine review of filings and registration statements, including the Registration Statement on Form F-4 filed by Bitfarms with respect to the merger.
Bitfarms and the Company have unresolved SEC staff (the “Staff”) comments, including to the Registration Statement on Form F-4 filed by Bitfarms with respect to the merger. Some of these comments remain unresolved and are subject to further review and comment by the Staff. There is no assurance that unresolved comments, or additional comments from the Staff, will not result in the need for either party to revise or restate applicable filings, including but not limited to, the respective financial statements of Bitfarms and the Company incorporated by reference in the proxy statement/prospectus. Any delay in resolving the Staff's comments could result in substantial costs and may delay or prevent the registration statement, of which the proxy statement/prospectus forms a part, being declared effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Matthew Smith Resignation
On October 25, 2024, the Company announced that Matthew Smith, the Company’s Chief Financial Officer, will resign from such position effective November 15, 2024. Mr. Smith will also resign from the Company's Board at such time. Mr. Smith’s resignation was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including accounting principles and practices. At this time, the Company does not intend to fill the vacancy on the Board that will be created following the effective date of Mr. Smith’s resignation. Simultaneous with his departure, the Company and Mr. Smith entered into a Consulting Agreement (the "Consulting Agreement") pursuant to which Mr. Smith will provide assistance with the Company’s finance function, and a transition from Mr. Smith's prior employment with the Company, as requested by the Company. Pursuant to the Consulting Agreement, Mr. Smith will be paid $400 per hour, and a minimum of $8,000 per month representative of twenty (20) hours per month. The Consulting Agreement has a three (3) month term and may be terminated at any time by either party upon five (5) days' notice.
Appointment of Principal Financial Officer
On November 13, 2024, the Company appointed Ryan Weber, the Company’s Chief Accounting Officer, to additionally serve as the Company’s Principal Financial Officer, effective November 15, 2024. Mr. Weber has served as the Company’s Chief Accounting Officer since May 1, 2024. The remainder of Mr. Weber’s biographical information, as well as information with respect to his family relationships and transactions with related persons, is incorporated herein by reference to such information contained in Item 5.02 of the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2024. There are no arrangements or understandings between Mr. Weber and any other persons pursuant to which he was appointed as Principal Financial Officer.

Item 6. Exhibits

Exhibit Number	Description
2.1 †
Agreement and Plan of Merger, dated as of August 21, 2024, by and among Stronghold Digital Mining, Inc., Bitfarms Ltd., Backbone Mining Solutions LLC and HPC & AI Megacorp, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2024).

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

10.1
Second Amendment to Hosting Agreement, dated as of July 3, 2024, by and between Stronghold Digital Mining Hosting, LLC and Foundry Digital LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q (File No. 001-40931) filed on August 14, 2024).

10.2
Third Amendment to Hosting Agreement, dated as of July 5, 2024, by and between Stronghold Digital Mining Hosting, LLC and Cantaloupe Digital LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Report on Form 10-Q (File No. 001-40931) filed on August 14, 2024).

10.3
Voting Agreement, dated as of August 21, 2024, by and among Bitfarms Ltd. and certain shareholders of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2024).

10.4
TRA Waiver and Termination Agreement, dated as of August 21, 2024, by and among Bitfarms Ltd., Stronghold Digital Mining, Inc. and certain shareholders of Stronghold Digital Mining, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on August 22, 2024).

10.5
Hosting Agreement, dated as of September 12, 2024, by and between Stronghold Digital Mining Hosting, LLC and Bitfarms Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 13, 2024).

10.6
Amendment No. 1 to Merger Agreement, dated as of September 12, 2024, by and among Stronghold Digital Mining, Inc., Bitfarms Ltd., Backbone Mining Solutions LLC and HPC & AI Megacorp, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40931) filed on September 13, 2024).

10.7 *	Consulting Agreement, effective November 16, 2024, by and between Stronghold Digital Mining, Inc. and Matthew J. Smith.
10.8 *
Stipulation and Agreement of Settlement, dated as of November 8, 2024, by and among Lead Plaintiff Allegheny County Employees Retirement System on behalf of itself and all other members of the Settlement Class and Stronghold Digital Mining, Inc., Gregory A. Beard, William B. Spence, B. Riley Securities, Inc., Cowen and Company, LLC, Tudor, Pickering, Holt & Co. Securities, LLC, D.A. Davidson & Co., Compass Point Research & Trading, LLC, and Northland Securities, Inc. and Ricardo R. A. Larroudé.

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

*    Filed herewith.
**    Furnished herewith.

†    Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and
Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule
24b-2 of the Securities Exchange Act of 1934 for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Matthew J. Smith
Matthew J. Smith
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)