Form 10-Q/A
period 2024-09-30
Stronghold Digital Mining, Inc.
filed 2024-12-13
CIK 1856028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Stronghold Digital Mining, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Amended Form 10-Q") to amend and restate Items 1, 2 and 4 of Part I and Item 6 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, which was originally filed with the Securities and Exchange Commission (the "SEC") on November 13, 2024 (the "Original Form 10-Q"). This Amended Form 10-Q includes restated unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.
Background
In connection with the SEC's 14-month review of the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2023, and 2022 (as well as subsequent interim filings), and in consultation with the Audit Committee of the Company's Board of Directors, management and independent registered public accounting firm, the Company determined that its previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 (the "Restatement Periods"), including the related Management's Discussion and Analysis of Financial Condition and Results of Operations within Item 2 of Part I in the Original Form 10-Q, should be restated to correct an error in the Company's revenue recognition policy with respect to the Bitcoin miner hosting contracts the Company had in place with two customers during the Restatement Periods.
As disclosed in the Original Form 10-Q, the Company corrected an error in its revenue recognition policy with respect to its Bitcoin miner hosting contracts to be consistent with U.S. GAAP, which requires an entity to measure noncash consideration using the estimated fair value of the consideration at contract inception. Instead of measuring the noncash (Bitcoin) consideration at the time of each hosting contract's inception, the Company measured the noncash (Bitcoin) consideration in prior periods on a daily basis, as each Bitcoin was awarded. This change in measurement had a $0 impact on the Company's net loss for all quarterly periods in 2024, and therefore, the Company initially determined the resulting impact was an immaterial classification error in the Company's condensed consolidated statements of operations. Accordingly, the Company corrected this error in its revenue recognition policy beginning on the first day of the third quarter of 2024, but did not record the cumulative impact of the correction from the first and second quarters of 2024. The cumulative impact of correcting this error from the first and second quarters of 2024 is a decrease to cryptocurrency hosting revenues of $3,145,003 and equal and offsetting changes to realized gain on sale of digital currencies (increase of $3,257,827) and unrealized gain/loss on digital currencies (decrease of $112,824) for the three and nine months ended September 30, 2024. Subsequent to the filing of the Original Form 10-Q, the SEC communicated its disagreement with the Company's materiality assessment for the 2024 quarterly periods and, consequently, how the Company corrected the error in the Original Form 10-Q. In connection with the SEC's review, the Company reevaluated its materiality assessment for the 2024 quarterly periods and concluded that the cumulative classification error totaling $3,145,003 was material to the Company's results of operations and should have been recorded in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.
Refer to Note 1 – Basis of Presentation (As Restated) in the notes to the Condensed Consolidated Financial Statements of this Amended Form 10-Q for additional details regarding the Company's restatement of its previously issued financial statements for the three and nine months ended September 30, 2024.

As a result of this error, the Company determined that the previously issued unaudited condensed consolidated financial statements for the Restatement Periods should no longer be relied upon. The Company notes, however, that the error in the Company's revenue recognition policy with respect to its Bitcoin miner hosting contracts in previously issued consolidated financial statements for the year ended December 31, 2023, included in its Annual Report on Form 10-K filed with the SEC on March 8, 2024, or any quarterly and annual periods prior thereto, was immaterial; therefore, no restatement is required with respect to the consolidated financial statements for those periods. All material restatement information is included in this Amended Form 10-Q, and the Company does not intend to separately amend other filings that we have previously filed with the SEC. Accordingly, investors and other readers should rely on the financial information and other disclosures regarding the Restatement Periods in this Amended Form 10-Q and in any other future filings with the SEC, as applicable, and should not rely on any previously issued or filed reports, press releases, corporate presentations, or similar communications relating to the Restatement Periods.
As a result of the error described above and the related restatement, the Company identified a material weakness in its internal control over financial reporting, as described in more detail in Part I – Item 4. Controls and Procedures (As Restated) of this Amended Form 10-Q. Due to the identification of a material weakness, the Company concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2024. A discussion of the Company's actions taken and further plans to remediate this material weakness is set forth in Part I – Item 4. Controls and Procedures (As Restated) of this Amended Form 10-Q.
Except as described above and the items set forth below, no other amendments are being made to the Original Form 10-Q. This Amended Form 10-Q does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures contained therein in any way other than as required to reflect the amendments discussed above. Any forward-looking statements included in this Amended Form 10-Q represent management's views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.
In accordance with applicable SEC rules, the Company has included in this Amended Form 10-Q an updated signature page and updated certifications executed as of the date of this Amended Form 10-Q by the Company's principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The updated certifications are included as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Amended Form 10-Q.
For the convenience of the reader, this Amended Form 10-Q amends and restates the Original Form 10-Q in its entirety. This Amended Form 10-Q, therefore, includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Original Form 10-Q. The Company is filing this Amended Form 10-Q for the quarterly period ended September 30, 2024, to amend and restate the following items included in the Original Form 10-Q:
•Part I – Item 1. Financial Statements;
•Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
•Part I – Item 4. Controls and Procedures; and
•Part II – Item 6. Exhibits.

Part I - Financial Information
Item 1. Financial Statements (As Restated)
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

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(As Restated)		(As Restated)
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$44,989,361	$37,764,990
Cryptocurrency hosting	(1,233,393)	3,789,375	8,048,435	9,195,072
Energy	502,640	1,210,811	1,424,077	4,682,590
Capacity	—	—	—	1,442,067
Other	44,046	41,877	187,521	142,194
Total operating revenues	8,023,070	17,726,957	54,649,394	53,226,913
OPERATING EXPENSES:
Fuel	6,500,292	8,556,626	19,709,424	22,262,141
Operations and maintenance	4,998,609	6,961,060	22,321,981	24,206,080
General and administrative	8,326,999	6,598,951	26,671,930	25,145,444
Depreciation and amortization	8,623,646	9,667,213	27,428,863	26,025,021
Loss on disposal of fixed assets	458,147	—	2,189,252	108,367
Realized gain on sale of digital currencies	(3,977,622)	(131,706)	(4,358,041)	(725,139)
Unrealized loss (gain) on digital currencies	146,607	—	(614)	—
Realized loss on sale of miner assets	530,099	—	494,087	—
Impairments on digital currencies	—	357,411	—	683,241
Impairments on equipment deposits	—	5,422,338	—	5,422,338
Total operating expenses	25,606,777	37,431,893	94,456,882	103,127,493
NET OPERATING LOSS	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER INCOME (EXPENSE):
Interest expense	(2,236,587)	(2,441,139)	(6,748,059)	(7,428,530)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(2,850,298)	(180,838)	8,445,247	5,580,453
Other	—	15,000	15,000	45,000
Total other (expense) income	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)
NET LOSS attributable to noncontrolling interest	(3,181,407)	(5,188,727)	(5,588,300)	(26,663,731)
NET LOSS attributable to Stronghold Digital Mining, Inc.	$(19,489,185)	$(17,123,186)	$(32,507,000)	$(54,000,873)
NET LOSS attributable to Class A common shareholders:
Basic	$(1.34)	$(2.26)	$(2.27)	$(8.93)
Diluted	$(1.34)	$(2.26)	$(2.27)	$(8.93)
Weighted average number of Class A common shares outstanding:
Basic	14,594,955	7,569,511	14,319,202	6,047,891
Diluted	14,594,955	7,569,511	14,319,202	6,047,891

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

STRONGHOLD DIGITAL MINING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,095,300)	$(80,664,604)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	27,428,863	26,025,021
Accretion of asset retirement obligation	41,230	39,153
Loss on disposal of fixed assets	2,189,252	108,367
Realized loss on sale of miner assets	494,087	—
Change in value of accounts receivable	399,192	1,867,506
Amortization of debt issuance costs	154,419	161,093
Stock-based compensation	5,093,193	7,603,859
Loss on debt extinguishment	—	28,960,947
Impairments on equipment deposits	—	5,422,338
Changes in fair value of warrant liabilities	(8,445,247)	(5,580,453)
Non-cash adjustments for loss contingencies	5,253,238	—
Other	584,510	(229,485)
(Increase) decrease in digital currencies:
Mining revenue	(52,075,961)	(43,778,958)
Net proceeds from sale of digital currencies	54,737,513	42,563,545
Unrealized gain on digital currencies	(614)	—
Impairments on digital currencies	—	683,241
(Increase) decrease in assets:
Accounts receivable	(1,133,062)	8,129,033
Prepaid insurance	4,218,459	5,174,903
Due from related parties	(211,870)	(91,617)
Inventory	1,381,634	1,328,373
Other assets	(896,572)	9,666
Increase (decrease) in liabilities:
Accounts payable	(643,132)	(1,445,109)
Due to related parties	730,357	(239,230)
Accrued liabilities	(543,442)	875,203
Other liabilities, including contract liabilities	7,888,095	(211,225)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,548,842	(3,288,433)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(749,528)	(14,743,269)
Proceeds from sale of property, plant and equipment, including CIP	221,212	—
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(528,316)	(14,743,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(3,668,304)	(3,196,644)
Repayments of financed insurance premiums	(4,075,388)	(5,250,538)
Proceeds from debt, net of issuance costs paid in cash	—	(147,385)
Proceeds from private placements, net of issuance costs paid in cash	—	9,824,567
Proceeds from ATM, net of issuance costs paid in cash	—	8,483,982
Proceeds from exercise of warrants	—	316
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,743,692)	9,714,298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	276,834	(8,317,404)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,214,613	13,296,703
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,491,447	$4,979,299

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

NOTE 1 – BASIS OF PRESENTATION (As Restated)
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
Restatement of Previously Issued Financial Statements
During the third quarter of 2024, the Company corrected an error in its revenue recognition policy with respect to its Bitcoin miner hosting contracts to be consistent with GAAP, which requires an entity to measure noncash consideration using the estimated fair value of the consideration at contract inception. Instead of measuring the noncash (Bitcoin) consideration at the time of each hosting contract’s inception, the Company measured the noncash (Bitcoin) consideration in prior periods on a daily basis, as each Bitcoin was awarded. The Company has two hosting contracts with customers that are currently in operation, for which the quoted price of Bitcoin in the Company’s principal market at the time of each contract’s inception was approximately $23,000 and $30,000. Further information regarding the Company’s corrected revenue recognition policy is described below.
This change in measurement had a $0 impact on the Company's net loss for all quarterly periods in 2024, and therefore, the Company initially determined the resulting impact was an immaterial classification error in the Company's condensed consolidated statements of operations. Accordingly, the Company corrected this error in its revenue recognition policy beginning on the first day of the third quarter of 2024, but the Company did not record the cumulative impact of the correction from the first and second quarters of 2024 in its unaudited condensed consolidated statements of operations for the third quarter of 2024. The cumulative impact of correcting this error from the first and second quarters of 2024, using the approaches described in Staff Accounting Bulletins No. 99 and No. 108, is a decrease to cryptocurrency hosting revenues of $3,145,003 and equal and offsetting changes to realized gain on sale of digital currencies (increase of $3,257,827) and unrealized gain/loss on digital currencies (decrease of $112,824) for the three and nine months ended September 30, 2024. As such, the cumulative impact of correcting this error does not change the Company's previously reported net loss for any period.
In accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of this error on the consolidated financial statements as of and for the year ended December 31, 2023, and the unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024. The Company determined that this error did not result in a material misstatement (quantitatively or qualitatively) to the Company’s financial condition, results of operations or liquidity for any of the current year or prior year periods. However, subsequent to the filing of the Original Form 10-Q and following the SEC's 14-month review process, the SEC communicated its disagreement with the Company's materiality assessment for the 2024 quarterly periods and, consequently, how the Company corrected the error in its condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Accordingly, in connection with the SEC's review, the Company reevaluated its materiality assessment for the 2024 quarterly periods and concluded that the cumulative classification error totaling $3,145,003 was material to the Company's results of operations and should have been recorded in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.
The Company additionally notes that, had it corrected this error in the prior year as of December 31, 2023, its adoption of the Financial Accounting Standards Board ("FASB") ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60), which requires crypto assets to be recorded at fair value, would have been different. The Company adopted ASU 2023-08 in the current year as of January 1, 2024, and recorded a cumulative-effect adjustment to increase the opening balance of retained earnings by $99,292; but including the impact of correcting this error, the cumulative-effect adjustment to retained earnings would have increased by $192,237. The Company’s adoption of ASU 2023-08 in the current year, however, corrected the cumulative balance sheet impact of this error. For this reason, there is no cumulative adjustment to correct the immaterial impact to the 2023 periods during the third quarter of 2024. Additionally, given the immaterial nature of this error (quantitatively and qualitatively) for all prior year periods, the Company has not corrected this immaterial prior-period error in the current year presentation of comparative financial statements.
The following tables reflect the impact of the restatement to the specific line items presented in the Company's previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Cryptocurrency hosting	$1,911,610	$(3,145,003)	$(1,233,393)	$11,193,438	$(3,145,003)	$8,048,435
Total operating revenues	11,168,073	(3,145,003)	8,023,070	57,794,397	(3,145,003)	54,649,394

Realized gain on sale of digital currencies	(719,795)	(3,257,827)	(3,977,622)	(1,100,214)	(3,257,827)	(4,358,041)
Unrealized loss (gain) on digital currencies	33,783	112,824	146,607	(113,438)	112,824	(614)
Total operating expenses	28,751,780	(3,145,003)	25,606,777	97,601,885	(3,145,003)	94,456,882

NET OPERATING LOSS	$(17,583,707)	$—	$(17,583,707)	$(39,807,488)	$—	$(39,807,488)

	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,095,300)	$—	$(38,095,300)
(Increase) decrease in digital currencies:
Mining revenue	(51,963,137)	(112,824)	(52,075,961)
Unrealized gain on digital currencies	(113,438)	112,824	(614)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$8,548,842	$—	$8,548,842
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
The Company recognizes revenue for the transaction price over time as the Company satisfies its performance obligation to provide an integrated hosting service. Throughout the two-year term of the hosting contracts, the hosting customers simultaneously receive and consume the benefits provided by the Company’s performance of its integrated hosting service. The Company has a right to consideration from its hosting customers in amounts that correspond directly with the value to the customer of the Company’s performance completed to date. Therefore, the Company has adopted the practical expedient under ASC 606-10-55-18, which permits an entity to recognize revenue in the amount to which the entity has a right to invoice. The amount to which the Company has a right to invoice, and therefore recognize revenue, includes the actual cost-of-power and Bitcoin mining components of the transaction price that are updated each quarterly reporting period. For the three and nine months ended September 30, 2024, the Company recognized cryptocurrency hosting revenues of $1,266,097 and $4,399,662, respectively, for the cost-of-power component of the transaction price, and $(2,499,490) and $3,648,773, respectively, for the Company’s portion of Bitcoin mined by the customer’s hosted Bitcoin mining machines.

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
In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other - Crypto Assets (Subtopic 350-60), which requires all entities holding crypto assets that meet certain requirements to subsequently measure those in-scope crypto assets at fair value, with the remeasurement recorded in net income. Among other things, the new guidance also requires separate presentation of (i) the gain or loss associated with remeasurement of crypto assets on the income statement and (ii) crypto assets from other intangible assets on the balance sheet. Before this new guidance, crypto assets were generally accounted for as indefinite-lived intangible assets, which follow a cost-less-impairment accounting model that only reflects decreases, but not increases, in the fair value of crypto assets holdings until sold. Although early adoption is permitted, the new guidance becomes effective on January 1, 2025, and should be applied using a modified retrospective transition method with a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the beginning of the year of adoption. The Company adopted ASU 2023-08 as of January 1, 2024, and the cumulative adjustment increased the opening balance of retained earnings by $99,292. See Note 2 – Digital Currencies (As Restated) for more information.

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

NOTE 2 – DIGITAL CURRENCIES (As Restated)
As of September 30, 2024, the Company held an aggregate amount of $613,949 in digital currencies comprised of unrestricted Bitcoin. Changes in digital currencies consisted of the following for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(As Restated)		(As Restated)
Digital currencies at beginning of period	$253,710	$1,429,653	$3,175,595	$109,827
Additions of digital currencies (1)	9,648,115	15,069,008	52,075,961	43,778,958
Realized gain on sale of digital currencies	3,977,622	131,706	4,358,041	725,139
Unrealized (loss) gain on digital currencies	(146,607)	—	614	—
Impairment losses	—	(357,411)	—	(683,241)
Proceeds from sale of digital currencies	(13,118,891)	(15,630,957)	(59,095,554)	(43,288,684)
Impact of ASU 2023-08 as of January 1, 2024 (2)	—	—	99,292	—
Digital currencies at end of period	$613,949	$641,999	$613,949	$641,999
(1) Additions of digital currencies were related to mining activities.
(2) See Note 1 – Basis of Presentation (As Restated) for more details regarding the Company's adoption of ASU 2023-08 as of January 1, 2024.

As previously disclosed, the Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method, with a cumulative-effect adjustment of $99,292 recorded to the opening balance of retained earnings. Following the adoption of ASU 2023-08, realized gains (net of realized losses) on the sale of digital currencies were $3,977,622 and $4,358,041 and unrealized (losses)/gains (net of unrealized gains/losses) on digital currencies were $(146,607) and $614 for the three and nine months ended September 30, 2024.
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

NOTE 9 – CONCENTRATIONS (As Restated)
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
Additionally, approximately 14% and 19% of the Company's total revenues for the nine months ended September 30, 2024, and 2023, respectively, were derived from services provided to two customers.
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

NOTE 16 – SEGMENT REPORTING (As Restated)
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(As Restated)		(As Restated)
OPERATING REVENUES:
Energy Operations	$546,686	$1,252,688	$1,611,598	$6,266,851
Cryptocurrency Operations	7,476,384	16,474,269	53,037,796	46,960,062
Total operating revenues	$8,023,070	$17,726,957	$54,649,394	$53,226,913
NET OPERATING LOSS:
Energy Operations	$(6,079,564)	$(9,685,721)	$(23,155,919)	$(29,864,794)
Cryptocurrency Operations	(11,504,143)	(10,019,215)	(16,651,569)	(20,035,786)
Total net operating loss	$(17,583,707)	$(19,704,936)	$(39,807,488)	$(49,900,580)
OTHER (EXPENSE) INCOME (1)	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,359,278)	$(1,341,076)	$(4,031,499)	$(4,004,596)
Cryptocurrency Operations	(7,264,368)	(8,326,137)	(23,397,364)	(22,020,425)
Total depreciation and amortization	$(8,623,646)	$(9,667,213)	$(27,428,863)	$(26,025,021)
INTEREST EXPENSE:
Energy Operations	$(22,056)	$(39,007)	$(70,721)	$(450,472)
Cryptocurrency Operations	(2,214,531)	(2,402,132)	(6,677,338)	(6,978,058)
Total interest expense	$(2,236,587)	$(2,441,139)	$(6,748,059)	$(7,428,530)
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

NOTE 20 – FAIR VALUE
In addition to assets and liabilities that are measured at fair value on a recurring basis, such as digital currencies pursuant to ASU 2023-08 as described above in Note 1 – Basis of Presentation (As Restated) and Note 2 – Digital Currencies (As Restated), the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. The Company's non-financial assets, including operating lease right-of-use assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated)
Except as otherwise indicated or required by the context, all references to the “Company,” “we,” “us” or “our” relate to Stronghold Digital Mining, Inc. (“Stronghold Inc.”) and its consolidated subsidiaries.
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

Critical Accounting Policies and Significant Estimates
Except for the Company's corrected revenue recognition policy specific to its cryptocurrency hosting revenues disclosed in Note 1 – Basis of Presentation (As Restated) in the notes to the Condensed Consolidated Financial Statements, the Company's critical accounting policies and significant estimates, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2023, remain unchanged.

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

Consolidated Results of Operations (As Restated)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(As Restated)		(As Restated)
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$44,989,361	$37,764,990
Cryptocurrency hosting	(1,233,393)	3,789,375	8,048,435	9,195,072
Energy	502,640	1,210,811	1,424,077	4,682,590
Capacity	—	—	—	1,442,067
Other	44,046	41,877	187,521	142,194
Total operating revenues	8,023,070	17,726,957	54,649,394	53,226,913
OPERATING EXPENSES:
Fuel	6,500,292	8,556,626	19,709,424	22,262,141
Operations and maintenance	4,998,609	6,961,060	22,321,981	24,206,080
General and administrative	8,326,999	6,598,951	26,671,930	25,145,444
Depreciation and amortization	8,623,646	9,667,213	27,428,863	26,025,021
Loss on disposal of fixed assets	458,147	—	2,189,252	108,367
Realized gain on sale of digital currencies	(3,977,622)	(131,706)	(4,358,041)	(725,139)
Unrealized loss (gain) on digital currencies	146,607	—	(614)	—
Realized loss on sale of miner assets	530,099	—	494,087	—
Impairments on digital currencies	—	357,411	—	683,241
Impairments on equipment deposits	—	5,422,338	—	5,422,338
Total operating expenses	25,606,777	37,431,893	94,456,882	103,127,493
NET OPERATING LOSS	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER INCOME (EXPENSE):
Interest expense	(2,236,587)	(2,441,139)	(6,748,059)	(7,428,530)
Loss on debt extinguishment	—	—	—	(28,960,947)
Changes in fair value of warrant liabilities	(2,850,298)	(180,838)	8,445,247	5,580,453
Other	—	15,000	15,000	45,000
Total other (expense) income	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)
Highlights of our consolidated results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, include:
Operating Revenues
Total operating revenues decreased by approximately $9.7 million for the three months ended September 30, 2024, as compared to the same period in 2023, resulting from (i) an approximately $5.0 million decrease in cryptocurrency hosting revenues driven by the cumulative impact of correcting an error in the Company's revenue recognition policy during the third quarter of 2024, as disclosed in Note 1 – Basis of Presentation (As Restated), and a decline in Bitcoin mining economics (e.g., hash price), and (ii) a $4.0 million decrease in cryptocurrency mining revenues due to a decline in Bitcoin mining economics (e.g., hash price). Energy revenue decreased by approximately $0.7 million driven by lower generation and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations.
Total operating revenues increased by approximately $1.4 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an approximately $7.2 million increase in cryptocurrency mining revenues driven by increased hash rate from the purchase and installation of additional Bitcoin miners. These increases were partially offset by (i) an approximately $3.3 million decrease in energy revenues driven by lower generation and increased consumption of self-generated electricity due to the expansion of our cryptocurrency operations, (ii) an approximately $1.4 million decrease in capacity revenue due to both plants strategically reducing exposure to the capacity markets and the resulting cost-capping and operational requirements in PJM's day ahead market, and (iii) a $1.1 million decrease in cryptocurrency hosting revenues primarily driven by a decrease in Bitcoin awards resulting from the April 2024 halving.
Operating Expenses
Total operating expenses decreased by approximately $11.8 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in the third quarter of 2023, (ii) an approximately $3.8 million increase in realized gain on sale of digital currencies due to Bitcoin price appreciation and hosting-related Bitcoin awards being recorded with a carrying value equal to the Bitcoin market price at the date of contract inception, (iii) an approximately $2.1 million decrease in fuel expenses driven by lower megawatt generation by the power plants and lower megawatt consumption by the data centers, (iv) an approximately $2.0 million decrease in operations and maintenance expenses, and (v) an approximately $1.0 million decrease in depreciation and amortization primarily due to the decommissioning of MinerVa miners. These decreases were partially offset by an approximately $1.7 million increase in general and administrative expenses due to higher professional and legal fees incurred related to the Merger Agreement and higher stock-based compensation.
Total operating expenses decreased by approximately $8.7 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in 2023, (ii) an approximately $3.6 million increase in realized gain on sale of digital currencies due to Bitcoin price appreciation and hosting-related Bitcoin awards being recorded with a carrying value equal to the Bitcoin market price at the date of contract inception, (iii) an approximately $2.6 million decrease in fuel expenses driven by lower megawatt generation partially offset by higher imported megawatts, and (iv) an approximately $1.9 million decrease in operations and maintenance expenses due to a decrease in plant maintenance expenses related to the Scrubgrass Plant being shut off in March 2024 as power prices softened, partially offset by an increase in professional services for cryptocurrency operations. These decreases were partially offset by (i) an approximately $1.5 million increase in general and administrative expenses driven by an estimated accrual for two loss contingencies totaling approximately $5.3 million and higher professional and legal fees incurred related to the Merger Agreement partially offset by lower stock-based compensation and insurance expenses, (ii) an approximately $2.1 million increase in the loss on disposal of fixed assets as a result of decommissioning MinerVa miners, and (iii) an approximately $1.4 million increase in depreciation and amortization due to the purchase and installation of additional Bitcoin miners.
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

Segment Results (As Restated)
The below presents summarized results for our operations for the two reporting segments: Energy Operations and Cryptocurrency Operations.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(As Restated)		(As Restated)
OPERATING REVENUES:
Energy Operations	$546,686	$1,252,688	$1,611,598	$6,266,851
Cryptocurrency Operations	7,476,384	16,474,269	53,037,796	46,960,062
Total operating revenues	$8,023,070	$17,726,957	$54,649,394	$53,226,913
NET OPERATING LOSS:
Energy Operations	$(6,079,564)	$(9,685,721)	$(23,155,919)	$(29,864,794)
Cryptocurrency Operations	(11,504,143)	(10,019,215)	(16,651,569)	(20,035,786)
Total net operating loss	(17,583,707)	(19,704,936)	(39,807,488)	(49,900,580)
OTHER (EXPENSE) INCOME (1)	(5,086,885)	(2,606,977)	1,712,188	(30,764,024)
NET LOSS	$(22,670,592)	$(22,311,913)	$(38,095,300)	$(80,664,604)

DEPRECIATION AND AMORTIZATION:
Energy Operations	$(1,359,278)	$(1,341,076)	$(4,031,499)	$(4,004,596)
Cryptocurrency Operations	(7,264,368)	(8,326,137)	(23,397,364)	(22,020,425)
Total depreciation and amortization	$(8,623,646)	$(9,667,213)	$(27,428,863)	$(26,025,021)
INTEREST EXPENSE:
Energy Operations	$(22,056)	$(39,007)	$(70,721)	$(450,472)
Cryptocurrency Operations	(2,214,531)	(2,402,132)	(6,677,338)	(6,978,058)
Total interest expense	$(2,236,587)	$(2,441,139)	$(6,748,059)	$(7,428,530)
(1) We do not allocate other income (expense) for segment reporting purposes. Amount is shown as a reconciling item between net operating income (loss) and consolidated net income (loss). Refer to our accompanying condensed consolidated statements of operations for further details.

Energy Operations Segment (As Restated)

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
OPERATING REVENUES:
Energy	$502,640	$1,210,811	$(708,171)	$1,424,077	$4,682,590	$(3,258,513)
Capacity	—	—	—	—	1,442,067	(1,442,067)
Other	44,046	41,877	2,169	187,521	142,194	45,327
Total operating revenues	546,686	1,252,688	(706,002)	1,611,598	6,266,851	(4,655,253)
OPERATING EXPENSES:
Fuel - net of crypto segment subsidy (1)	1,078,554	2,496,308	(1,417,754)	1,265,257	5,921,796	(4,656,539)
Operations and maintenance	3,379,694	5,685,366	(2,305,672)	17,308,588	20,618,654	(3,310,066)
General and administrative	263,826	1,026,100	(762,274)	1,276,164	3,015,375	(1,739,211)
Depreciation and amortization	1,359,278	1,341,076	18,202	4,031,499	4,004,596	26,903
Total operating expenses	6,081,352	10,548,850	(4,467,498)	$23,881,508	$33,560,421	$(9,678,913)
NET OPERATING LOSS (EXCLUDING CORPORATE OVERHEAD)	$(5,534,666)	$(9,296,162)	$3,761,496	$(22,269,910)	$(27,293,570)	$5,023,660
Corporate overhead	544,898	389,559	155,339	886,009	2,571,224	(1,685,215)
NET OPERATING LOSS	$(6,079,564)	$(9,685,721)	$3,606,157	$(23,155,919)	$(29,864,794)	$6,708,875

INTEREST EXPENSE	$(22,056)	$(39,007)	$16,951	$(70,721)	$(450,472)	$379,751
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
Corporate overhead allocated to the Energy Operations segment decreased by approximately $1.7 million for the nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by a decrease in Energy Operations segment revenues and a decrease in stock-based compensation and insurance expenses. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.

Cryptocurrency Operations Segment (As Restated)

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
OPERATING REVENUES:
Cryptocurrency mining	$8,709,777	$12,684,894	$(3,975,117)	$44,989,361	$37,764,990	$7,224,371
Cryptocurrency hosting	(1,233,393)	3,789,375	(5,022,768)	8,048,435	9,195,072	(1,146,637)
Total operating revenues	7,476,384	16,474,269	(8,997,885)	53,037,796	46,960,062	6,077,734
OPERATING EXPENSES:
Electricity - purchased from energy segment	5,421,738	6,060,318	(638,580)	18,444,167	16,340,345	2,103,822
Operations and maintenance	1,618,915	1,275,694	343,221	5,013,393	3,587,426	1,425,967
General and administrative	66,330	60,154	6,176	145,583	181,091	(35,508)
Impairments on digital currencies (1)	—	357,411	(357,411)	—	683,241	(683,241)
Impairments on equipment deposits	—	5,422,338	(5,422,338)	—	5,422,338	(5,422,338)
Realized gain on sale of digital currencies	(3,141,437)	(131,706)	(3,009,731)	(3,521,856)	(725,139)	(2,796,717)
Unrealized loss (gain) on digital currencies	(689,578)	—	(689,578)	(836,799)		(836,799)
Loss on disposal of fixed assets	458,147	—	458,147	2,189,252	108,367	2,080,885
Realized loss on sale of miner assets	530,099	—	530,099	494,087	—	494,087
Depreciation and amortization	7,264,368	8,326,137	(1,061,769)	23,397,364	22,020,425	1,376,939
Total operating expenses	11,528,582	21,370,346	(9,841,764)	$45,325,191	$47,618,094	$(2,292,903)
NET OPERATING INCOME (EXCLUDING CORPORATE OVERHEAD)	$(4,052,198)	$(4,896,077)	$843,879	$7,712,605	$(658,032)	$8,370,637
Corporate overhead	7,451,945	5,123,138	2,328,807	24,364,174	19,377,754	4,986,420
NET OPERATING INCOME (LOSS)	$(11,504,143)	$(10,019,215)	$(1,484,928)	$(16,651,569)	$(20,035,786)	$3,384,217

INTEREST EXPENSE	$(2,214,531)	$(2,402,132)	$187,601	$(6,677,338)	$(6,978,058)	$300,720
1 The Company adopted ASU 2023-08 effective January 1, 2024, using a modified retrospective transition method. For more information, see Note 1 – Basis of Presentation (As Restated) in the notes to the Condensed Consolidated Financial Statements.

Operating Revenues
Total operating revenues decreased by approximately $9.0 million for the three months ended September 30, 2024, as compared to the same period in 2023, resulting from (i) approximately $5.0 million decrease in cryptocurrency hosting revenues driven by the cumulative impact of correcting an error in the Company's revenue recognition policy during the third quarter of 2024, as disclosed in Note 1 – Basis of Presentation (As Restated), and a decline in Bitcoin mining economics (e.g., hash price), and (ii) a $4.0 million decrease in cryptocurrency mining revenues due to a decline in Bitcoin mining economics (e.g., hash price).
Total operating revenues increased by approximately $6.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an approximately $7.2 million increase in cryptocurrency mining revenues driven by increased hash rate from the purchase and installation of additional Bitcoin miners. Cryptocurrency hosting revenues decreased by approximately $1.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by a decrease in Bitcoin awards resulting from the April 2024 halving.
Operating Expenses
Total operating expenses increased by approximately $9.8 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) an approximately $5.4 million decrease in impairments on equipment deposits recorded in the third quarter of 2023, (ii) an approximately $3.0 million increase in realized gain on sale of digital currencies, (iii) an approximately $1.1 million decrease in depreciation and amortization primarily due to the decommissioning of MinerVa miners, and (iv) an approximately $0.6 million decrease in intercompany electric charges driven by lower megawatt consumption by the data centers. These decreases were partially offset by (i) an approximately $0.5 million realized loss on the sale of miner assets and (ii) an approximately $0.5 million loss on disposal of fixed assets from decommissioning MinerVa miners.
Total operating expenses decreased by approximately $2.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to (i) a $5.4 million impairment on equipment deposits recorded in the third quarter of 2023 and (ii) a $2.8 million increase in realized gain on sale of digital currencies. These decreases were partially offset by (i) an approximately $2.1 million increase in intercompany electric charges related to the expansion of our cryptocurrency mining operations, (ii) an approximately $2.1 million increase in loss on disposal of fixed assets as a result of decommissioning MinerVa miners, (iii) an approximately $1.4 million increase in operations and maintenance expenses driven by an increase in professional services to support our cryptocurrency operations, and (iv) an approximately $1.4 million increase in depreciation and amortization driven by the purchase and installation of additional Bitcoin miners.
Corporate overhead allocated to the Cryptocurrency Operations segment increased by approximately $2.3 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, driven by increased corporate overhead related to estimated accruals for two loss contingencies and higher professional and legal fees incurred related to the Merger Agreement and increases in Cryptocurrency Operations segment revenues relative to total combined revenue. Corporate overhead has been allocated to the two segments using a “fair-share” of revenues approach, where the revenue for the segment is divided by the total combined revenues of the segments and is then multiplied by the shared general and administrative costs for the combined segments.
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

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements, see Note 1 – Basis of Presentation (As Restated) in the notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures (As Restated)
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation at the time of the filing of the Original Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2024.
Subsequent to the filing of the Original Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, reevaluated the Company's disclosure controls and procedures as a result of the error described above and the related restatement following the SEC's 14-month review process. Based on such reevaluation, the Company identified a material weakness in its internal control over financial reporting described below and, therefore, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2024.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the filing of the Original Form 10-Q, the Company concluded that it did not appropriately evaluate the U.S. GAAP guidance associated with the measurement of noncash (Bitcoin) consideration, in accordance with ASC 606-10-32-21 through 24, and how it should apply to the Company's facts and circumstances surrounding its hosting contracts. Following the SEC's review process, this control deficiency resulted in a classification error between cryptocurrency hosting revenues, realized gain on sale of digital currencies and unrealized gain/loss on digital currencies in the Company's previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, that required a restatement of the Original Form 10-Q. Accordingly, even though this classification error did not impact the Company's net loss for any quarterly periods in 2024, management has determined that this control deficiency constituted a material weakness as of September 30, 2024.
Management is actively engaged in the implementation of remediation efforts to address the material weakness. The remediation plan includes (i) enhancing the Company's existing control structure for evaluating the revenue recognition of new contracts and (ii) improving the detailed review process of the Company's comprehensive accounting analysis under ASC 606, Revenue from Contracts with Customers, which is completed annually or more often as necessary.
The elements of the Company's remediation plan can only be accomplished over time, and management can offer no assurances that these initiatives will ultimately have the intended effects. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits (As Restated)

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

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 **	Section 1350 Certification of Principal Executive Officer.
32.2 **	Section 1350 Certification of Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: December 13, 2024 STRONGHOLD DIGITAL MINING, INC.
    (registrant)

By: /s/ Ryan M. Weber
Ryan M. Weber
Chief Accounting Officer (Duly Authorized Officer and Principal Financial Officer)